Form 10-Q
period 2021-12-31
Oaktree Strategic Credit Fund
filed 2022-03-14
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-01471
Oaktree Strategic Credit Fund
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	87-6827742 (I.R.S. Employer Identification No.)

333 South Grand Avenue, 28th Floor Los Angeles, CA (Address of principal executive office)	90071 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(213) 830-6300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES   ☐   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2022
Class I shares of beneficial interest, $0.01 par value	4,000,000

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE PERIOD FROM DECEMBER 10, 2021 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Oaktree Strategic Credit Fund
Statement of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

December 31, 2021
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost: $33,887)	$33,884
Cash and cash equivalents	11,636
Due from affiliates	687
Interest receivable	53
Other assets	2
Total assets	$46,262
LIABILITIES AND NET ASSETS
Liabilities:
Interest payable	$8
Payables from unsettled transactions	8,442
Secured borrowings	12,740
Total liabilities	21,190
Commitments and contingencies (Note 11)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 1,000 shares issued and outstanding	10
Additional paid-in-capital	24,990
Accumulated distributable earnings	72
Total net assets (equivalent to $25.07 per common share) (Note 10)	25,072
Total liabilities and net assets	$46,262
See notes to Financial Statements.

Oaktree Strategic Credit Fund
Statement of Operations
(in thousands, except per share amounts)
(unaudited)

For the period from December 10, 2021 (commencement of operations) to December 31, 2021
Interest income:
Non-control/Non-affiliate investments	$81
Total interest income	81
Fee income:
Non-control/Non-affiliate investments	2
Total fee income	2
Total investment income	83
Expenses:
Interest expense	8
Total expenses	8
Net investment income	75
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(3)
Net unrealized appreciation (depreciation)	(3)
Net increase (decrease) in net assets resulting from operations	$72
Net investment income per common share — basic and diluted	$0.08
Earnings (loss) per common share — basic and diluted (Note 5)	$0.07
Weighted average common shares outstanding — basic and diluted	1,000

See notes to Financial Statements.

Oaktree Strategic Credit Fund
Statement of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

For the period from December 10, 2021 (commencement of operations) to December 31, 2021
Operations:
Net investment income	$75
Net unrealized appreciation (depreciation)	(3)
Net increase (decrease) in net assets resulting from operations	72
Capital share transactions:
Capital contribution	25,000
Net increase (decrease) in net assets from capital share transactions	25,000
Total increase (decrease) in net assets	25,072
Net assets at beginning of period	—
Net assets at end of period	$25,072
Net asset value per common share	$25.07
Common shares outstanding at end of period	1,000

See notes to Financial Statements.

Oaktree Strategic Credit Fund
Statement of Cash Flows
(in thousands)
(unaudited)

For the period from December 10, 2021 (commencement of operations) to December 31, 2021
Operating activities:
Net increase (decrease) in net assets resulting from operations	$72
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	3
Accretion of original issue discount on investments	(3)
Purchases of investments	(33,884)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(53)
(Increase) decrease in other assets	(2)
(Increase) decrease in due from affiliates	(687)
Increase (decrease) in interest payable	8
Increase (decrease) in payables from unsettled transactions	8,442
Net cash used in operating activities	(26,104)
Financing activities:
Proceeds from secured borrowings	12,740
Capital contribution	25,000
Net cash provided by financing activities	37,740
Net increase (decrease) in cash and cash equivalents	11,636
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$11,636

Reconciliation to the Statement of Assets and Liabilities	December 31, 2021
Cash and cash equivalents	$11,636
Total cash and cash equivalents	$11,636
See notes to Financial Statements.

Oaktree Strategic Credit Fund
Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	8.75%		$4,563	$4,472	$4,472	(5)(8)
4,560 Common Units in RD Holding LP				456	456	(8)
				4,928	4,928
ASP-R-PAC Acquisition Co LLC		Paper Packaging
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	6.75%		4,936	4,837	4,837	(4)(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 12/29/2027	6.75%		118	106	106	(5)(8)(9)(10)
				4,943	4,943
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			2,254	2,193	2,193	(8)(10)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	—	—	(8)(9)(10)
				2,193	2,193
OEConnection LLC		Application Software
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	7.50%		5,355	5,249	5,248	(5)(8)
				5,249	5,248
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	8.00%		8,321	8,156	8,154	(4)(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026			—	(16)	(16)	(5)(8)(9)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(8)	(8)	(5)(8)(9)
				8,132	8,130
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/21/2028	6.75%		8,614	8,442	8,442	(5)(8)
				8,442	8,442
Total Non-Control/Non-Affiliate Investments (135.1% of net assets)				$33,887	$33,884
Cash and Cash Equivalents (46.4% of net assets)				$11,636	$11,636
Total Portfolio Investments, Cash and Cash Equivalents (181.6% of net assets)				$45,523	$45,520

See notes to Financial Statements.

Oaktree Strategic Credit Fund
Schedule of Investments
December 31, 2021
(dollar amounts in thousands)
(unaudited)

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Financial Statements for portfolio composition by geographic region.
(3)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(4)The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing ("ASC 860"), and therefore the investment remains on the Company's Schedule of Investments as of December 31, 2021. See "Secured Borrowings" in Note 6 in the Financial Statements for further details.
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2021, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.22% and the 180-day LIBOR at 0.35%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(6)Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any.
(7)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
(8)As of December 31, 2021, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2021, qualifying assets represented 84.6% of the Company's total assets and non-qualifying assets represented 15.4% of the Company's total assets.

See notes to Financial Statements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1. Organization
Oaktree Strategic Credit Fund (the “Company”) is a Delaware statutory trust formed on November 24, 2021 and is structured as a non-diversified, closed-end management investment company. On February 3, 2022, the Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company intends to elect to be treated, and intends to qualify annually thereafter, as a registered investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, the Company is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between the Company and the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company’s investment objective is to generate stable current income and long-term capital appreciation. The Company seeks to invest primarily in a diversified portfolio of private debt across industries and transaction types, targeting bespoke, highly negotiated loans and private equity-related financings such as those backing leveraged buyouts.

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest (“Common Shares”) at $0.01 per share par value. The Company intends to offer on a continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the Securities and Exchange Commission. The Company expects to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the Maximum Offering Amount. The share classes will have different ongoing distribution and/or shareholder servicing fees.

The Company will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until the Company receives purchase orders for Common Shares of at least $100.0 million, excluding Common Shares purchased by the Adviser, its affiliates and the Company’s trustees and officers, in any combination of purchases of Class S shares, Class D shares and Class I shares, and the Company’s board of trustees (the “Board”) has authorized the release of funds in the escrow account.

On December 10, 2021, an affiliate of the Adviser purchased 1,000,000 Class I shares for $25.0 million, or $25.00 per share, to provide the necessary capital to commence investing activities prior to the release of proceeds from escrow and the initial offering.

Note 2. Significant Accounting Policies
Basis of Presentation:
The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Financial Statements have been made. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
Use of Estimates:
The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Changes in the economic and political environments, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. Significant estimates include the valuation of investments and revenue recognition.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Measurements:

The Board, with the assistance of the audit committee of the Board (the “Audit Committee”), the Adviser and independent valuation firms engaged on the recommendation of the Adviser and at the direction of the Board, determines the fair value of its assets on at least a quarterly basis, in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement. The Audit Committee is comprised of four persons, each of whom is not an “interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act (an “Independent Trustee”). The Company's investments are valued at fair value. For purposes of periodic reporting, the Company values its assets in accordance with GAAP and based on the principles and methods of valuation summarized below. GAAP requires that a “fair value” be assigned to all assets and establishes a single authoritative definition of fair value that includes a framework for measuring fair value and enhanced disclosures about fair value measurements.
GAAP establishes a hierarchal disclosure framework, which prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market price observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.
Financial assets and liabilities measured and reported at fair value are classified as follows:

•Level I - Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

•Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable.

•Level III - Valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices obtained from brokers in markets for which there are few transactions, less public information exists or prices vary among broker market makers.
In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the value measurement. The assessment of the significance of an input requires judgment and considers factors specific to the instrument. The transfer of assets into or out of each fair value hierarchy level as a result of changes in the observability of the inputs used in measuring fair value are accounted for as of the beginning of the reporting period. Transfers resulting from a specific event, such as a reorganization or restructuring, are accounted for as of the date of the event that caused the transfer.

The Company conducts valuations of its investments as follows:

Valuation of Investments Without Observable Market Prices:

In the absence of observable market prices, the Company values Level III investments on a quarterly basis using the valuation methodologies described below.

•Generally, the quarterly valuation process for Level III investments begins with each portfolio company, property or security being initially valued by the Adviser's valuation team in conjunction with the investment team. The preliminary valuations are then reviewed and approved by the valuation team, the valuation committee, which consists of senior members of the investment team, and designated investment professionals as well as the valuation officer who is independent of the investment teams. The Audit Committee reviews the preliminary valuations provided by the valuation committee and makes a recommendation to the Board regarding the fair value of the investments in our portfolio. The Board ultimately determines in good faith the fair value of each investment in the Company's portfolio. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company evaluates changes in fair value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•Certain Level III assets, such as securities in an inactive market, securities for which price quotes of similar securities are available or investments which may require adjustment for investment-specific factors or restrictions, are valued using prices obtained from pricing vendors or brokers. The Company seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Company is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Company's set threshold, the Company seeks to obtain a quote directly from a broker making a market for the asset. However, given the nature of the Company's portfolio, the Company does not expect that all of our Level III assets will be valued at least annually using prices obtained from pricing vendors or brokers. Generally, the Company does not adjust any of the prices received from these sources, and all prices are reviewed by the Company. The Adviser evaluates the prices obtained from pricing vendors or brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.

•Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by the Adviser using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. The Adviser reviews the significant unobservable inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “– Valuation of Non-Exchange-Traded Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date. These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments in the future. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.

Valuation of Exchange-Traded Investments

Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where discounts are applied to quoted prices of restricted listed securities are expected to be infrequent.
Valuation of Non-Exchange-Traded Investments
Investments in corporate and government debt which are not listed or admitted to trading on any securities exchange are valued at the mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker dealers.
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company values such investments using different valuation techniques described below.

•The transaction precedent technique utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable.

•The market yield technique utilizes expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral or the underlying value of the borrower, utilizing either the market or income techniques.

•The market technique utilizes valuations of comparable public companies or transactions and generally seeks to establish the enterprise value of the portfolio company using a market multiple technique. This technique

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

takes into account a specific financial measure (such as earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company. Consideration may also be given to such factors as acquisition price of the security, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company relative to its comparable companies, industry trends, general economic and market conditions and other factors deemed relevant. The applicability and weight assigned to the market technique is determined based on the availability of reliable projections and comparable companies and transactions.

•The income technique utilizes a discounted cash flow method that incorporates expected timing and level of cash flows, as well as assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors. The applicability and weight assigned to the income technique is determined based on the availability of reliable projections and comparable companies and transactions.

The valuation of securities may be impacted by expectations of investors’ receptiveness to a public offering of the securities, the size of the holding of the securities and any associated control, information with respect to transactions or offers for the securities (including the transaction pursuant to which the investment was made and the period of time elapsed from the date of the investment to the valuation date) and applicable restrictions on the transferability of the securities.
Investments made by the Company are, by nature, generally considered to be long-term investments and are not intended to be liquidated on a short-term basis. Additionally, these valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by the Company do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments in the future. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
The Company may estimate the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an enterprise value analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk-free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
When the Company determines its net asset value as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to the Company's valuation policy, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation or, in the case of securities acquired after such date, cost, unless, in either case, the Adviser determines that since the most recent quarter end or the date of acquisition for securities acquired after quarter end, as the case may be, a significant observable change has occurred with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment, where applicable, in accordance with the Company's valuation policy.
With the exception of the line items entitled "other assets" and "secured borrowings," which are reported at amortized cost, all assets and liabilities on the Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "interest payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
Secured Borrowings:
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing ("ASC 860"). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying Statement of Assets and Liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2021, there were no investments on non-accrual status.
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Statement of Operations.
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the financial statements including for purposes of computing the capital gains incentive fee payable by the Company to the Adviser. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s shareholders, even though the Company has not yet collected the cash and may never do so.
Fee Income
The Adviser or its affiliates may provide financial advisory services to portfolio companies in connection with structuring a transaction and in return the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
The Company has also structured exit fees across certain of its portfolio investments to be received upon the future exit of those investments. These fees are typically paid to the Company upon the earliest to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. These fees are included in net investment income over the life of the loan.
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are included on the Company's Schedule of Investments and cash equivalents are classified as Level 1 assets.
Receivables/Payables from Unsettled Transactions:
Receivables/payables from unsettled transactions consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Organization and Offering Costs

Organization and offering costs will only be borne by the Company if the Company breaks escrow for its initial offering, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of Common Shares of the Company will be capitalized as deferred offering costs and included as other assets on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence.

The Adviser has agreed to bear all of the Company’s organization and offering costs through the date on which the Company breaks escrow for the initial offering of Common Shares. The Company will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the initial offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet. The total organization and offering expenses will not exceed 15% of the gross proceeds from the offering. The total organization and offering costs incurred through December 31, 2021 were $2,018. As the initial offering of Common Shares has not yet occurred and there has been no formal commitments of external capital as of the date of issuance of these financial statements, no such costs have been recorded.
Income Taxes:

As a Delaware statutory trust, the Company is a pass-through entity and thus was not subject to US federal tax as of and for the period ended December 31, 2021. On February 3, 2022, the Company elected to be regulated as a BDC under the Investment Company Act. The Company also intends to elect to be treated as a RIC under the Code as soon as reasonably practicable. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
Portfolio Composition
As of December 31, 2021, the fair value of the Company's investment portfolio was $33.9 million and was composed of investments in six portfolio companies.
As of December 31, 2021, the Company's investment portfolio consisted of the following:

	December 31, 2021
Cost:		% of Total Investments
Senior Secured Debt	$33,431	98.65%
Common Equity	456	1.35%
Total	$33,887	100.00%

	December 31, 2021
Fair Value:		% of Total Investments	% of Net Assets
Senior Secured Debt	$33,428	98.65%	133.33%
Common Equity	456	1.35%	1.82%
Total	$33,884	100.00%	135.15%

The composition of the Company's debt investments as of December 31, 2021 by floating rates and fixed rates was as follows:

	December 31, 2021
	Fair Value	% of Debt Investments
Floating rate	$31,235	93.44%
Fixed rate	2,193	6.56%
Total	$33,428	100.00%

The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of December 31, 2021, all of the Company's investments were in the U.S.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2021 was as follows:

	December 31, 2021
Cost:		% of Total Investments
Health Care Supplies	$8,442	24.91%
Leisure Facilities	8,132	24.00%
Application Software	5,249	15.49%
Paper Packaging	4,943	14.59%
Distributors	4,928	14.54%
Biotechnology	2,193	6.47%
Total	$33,887	100.00%

	December 31, 2021
Fair Value:		% of Total Investments	% of Net Assets
Health Care Supplies	$8,442	24.91%	33.68%
Leisure Facilities	8,130	24.00%	32.43%
Application Software	5,248	15.49%	20.93%
Paper Packaging	4,943	14.59%	19.71%
Distributors	4,928	14.54%	19.65%
Biotechnology	2,193	6.47%	8.75%
Total	$33,884	100.00%	135.15%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2021 on the Company's Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$33,428	$33,428
Common equity	—	—	456	456
Total investments at fair value	$—	$—	$33,884	$33,884

When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically have both unobservable or Level 3 components and observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.
The principal value of the secured borrowings approximates fair value due to its short-term nature and is included in Level 3 of the hierarchy.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the changes in fair value from December 10, 2021 (commencement of operations) to December 31, 2021, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Common Equity	Total
Purchases	$33,428	$456	$33,884
Accretion of OID	3	—	3
Net unrealized appreciation (depreciation)	(3)	—	(3)
Fair value as of December 31, 2021	$33,428	$456	$33,884
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2021 and reported within net unrealized appreciation (depreciation) in the Statement of Operations for the period from December 10, 2021 (commencement of operations) to December 31, 2021	$(3)	$—	$(3)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of December 31, 2021:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$33,428	Transaction Precedent	Transaction Price	(b)	N/A	-	N/A	N/A
Common equity	456	Transaction Precedent	Transaction Price	(b)	N/A	-	N/A	N/A
Total	$33,884
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when there is an observable transaction or pending event for the investment.

Note 4. Fee Income
For the period from December 10, 2021 (commencement of operations) to December 31, 2021, the Company recorded total fee income of $2, all of which was recurring in nature. Recurring fee income consisted of exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the period from December 10, 2021 (commencement of operations) to December 31, 2021:

(Share amounts in thousands)	For the period from December 10, 2021 (commencement of operations) to December 31, 2021
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$72
Weighted average common shares outstanding	1,000
Earnings (loss) per common share — basic and diluted	$0.07

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Changes in Net Assets
The following table presents the changes in net assets for the period from December 10, 2021 (commencement of operations) to December 31, 2021:

	Common Shares
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Capital contribution	1,000	$10	$24,990	$—	$25,000
Net investment income	—	—	—	75	75
Net unrealized appreciation (depreciation)	—	—	—	(3)	(3)
Balance at December 31, 2021	1,000	$10	$24,990	$72	$25,072

Capital Activity
On December 10, 2021, an affiliate of the Adviser purchased 1,000,000 Class I shares for $25.0 million, or $25.00 per share, to provide the necessary capital to commence investing activities prior to the release of proceeds from escrow and the initial public offering.
Distributions
Distributions to common shareholders are recorded on the ex-dividend date. The Company is required to distribute dividends each tax year to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to shareholders or retained for reinvestment.
Share Repurchase Program
Beginning no later than the first full calendar quarter from the date on which the Company breaks escrow for the initial offering of Common Shares, and at the discretion of the Board, the Company intends to commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers as of the last calendar day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

Note 6. Borrowings

Secured Borrowings

As of December 31, 2021, the Company had $12,740 of secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to December 31, 2021. The Company recorded $8 of interest expense in connection with secured borrowings for the

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

period from December 10, 2021 (commencement of operations) to December 31, 2021. The Company's obligations to settle the secured borrowing arrangements on the respective repurchase dates have been guaranteed by an affiliate of the Adviser.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the period from December 10, 2021 (commencement of operations) to December 31, 2021:

For the period from December 10, 2021 (commencement of operations) to December 31, 2021
Net increase (decrease) in net assets resulting from operations	$72
Net unrealized (appreciation) depreciation	3
Taxable income (1)	$75
__________________
(1)The Company's taxable income for the period from December 10, 2021 (commencement of operations) to December 31, 2021 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2022. The final taxable income may be different than the estimate.

Note 8. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 9. Related Party Transactions
Investment Advisory Agreement
Effective as of February 3, 2022, the Company has entered into the Investment Advisory Agreement with the Adviser. The Company will pay the Adviser a fee for its services consisting of two components: a management fee and an incentive fee.
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company's total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company has operations, net assets will be measured as of the date on which the Company breaks escrow. In addition, the Adviser has agreed to waive its management fee for the first six months following the date on which the Company breaks escrow for the initial offering.
Incentive Fee

The Incentive Fee consists of two parts: the Investment Income Incentive Fee and the Capital Gains Incentive Fee (each defined below) (collectively referred to as the "Incentive Fee").

Investment Income Incentive Fee

The Investment Income Incentive Fee is calculated based on the Company’s Pre-Incentive Fee Net Investment Income, which means consolidated interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee and any distribution and/or shareholder servicing fees).

Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero-coupon securities), accrued income that has not yet been received in cash. For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of any expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding quarter, is compared to a hurdle of 1.25% per quarter (5.0% annualized) (the “Hurdle Rate”). The Company will pay the Adviser an incentive fee quarterly in arrears with respect to the Company's Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

•Hurdle Rate Return: No incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate;

•Catch-Up: 100% of the Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than a 1.4286% (5.714% annualized) rate of return in any such calendar quarter (the “Catch-Up”), which is intended to provide the Adviser with approximately 12.5% of the Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply, if the Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate in any calendar quarter; and

•87.5/12.5 Split: 12.5% of the Pre-Incentive Fee Net Investment Income, if any, that exceeds a 1.4286% (5.714% annualized) rate of return in such calendar quarter so that once the Hurdle Rate is reached and the Catch-Up is achieved, 12.5% of the Pre-Incentive Fee Net Investment Income thereafter is allocated to the Adviser.

The Adviser has agreed to waive the Investment Income Incentive Fee for the first six months following the date on which we break escrow for the initial offering.

Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser will be entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 will be calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Inventive Fee will be allocated in the same manner across the Class S shares, Class D shares and Class I shares.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Administration Agreement

Effective as of February 3, 2022, the Company has entered into an Administration Agreement (the “Administration Agreement”) with Oaktree Fund Administration, LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the Administration Agreement, the Administrator will furnish the Company with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator will perform, or oversee the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to shareholders and reports filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing the NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s shareholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement and providing personnel and facilities. The Company will bear all of the costs and expenses of any sub-administration agreements that the Administrator enters into.

For the avoidance of doubt, the Company will bear its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of the Company’s officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company will reimburse the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business and affairs and to acting on the Company’s behalf). The Company's Board will review the fees payable under the Administration Agreement to determine that these fees are reasonable and comparable to administrative services charged by unaffiliated third parties.

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Investment Advisory Agreement and the Administration Agreement is effective as of February 3, 2022. Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the Investment Company Act and related SEC guidance and interpretations.

Distribution Manager Agreement

Effective as of February 3, 2022, the Company has entered into a Distribution Manager Agreement (the “Distribution Manager Agreement”) with Brookfield Oaktree Wealth Solutions LLC (the “Distribution Manager”), an affiliate of the Adviser. Under the terms of the Distribution Manager Agreement, the Distribution Manager will serve as the distribution manager for the Company’s initial offering of Common Shares. The Distribution Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Distribution Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I shares. The distribution and/or shareholder servicing fees will be payable to the Distribution Manager, but the Distribution Manager anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

The Company will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company's assets or (iii) the date following the completion of the primary portion of the initial offering on which, in the aggregate, underwriting compensation from all sources in connection

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

with the initial offering, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from the initial offering. In addition, as required by exemptive relief allowing the Company to offer multiple classes of shares, at the end of the month in which the Distribution Manager in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Distribution Manager or the applicable selling agent), the Company will cease paying the shareholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Class S shares and Class D shares in such shareholder’s account. At the end of such month, the applicable Class S shares or Class D shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S or Class D shares. In addition, immediately before any liquidation, dissolution or winding up, each Class S share and Class D share will automatically convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such share.

The Distribution Manager is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

Either party may terminate the Distribution Manager Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Distribution Manager Agreement. The Company's obligations under the Distribution Manager Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S and Class D shares distributed in this offering as described therein will survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Expense Support and Conditional Reimbursement Agreement

Effective as of February 3, 2022, the Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain expenses (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

For the period from December 10, 2021 (commencement of operations) to December 31, 2021
Capital contribution	$25.00
Net investment income (1)	0.08
Net unrealized appreciation (depreciation) (1)	(0.01)
Net asset value at end of period	$25.07
Total return (2)	0.28%
Common shares issued on commencement date	1,000
Common shares outstanding at end of period	1,000
Capital contribution	$25,000
Net assets at end of period	$25,072
Average net assets (3)	$25,036
Ratio of net investment income to average net assets (4)	0.30%
Ratio of total expenses to average net assets (4)	0.03%
Ratio of portfolio turnover to average investments at fair value (4)	—%
Weighted average outstanding debt	$4,294
Average debt per share (1)	$4.29
Asset coverage ratio (5)	296.80%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the period from December 10, 2021 (commencement of operations) to December 31, 2021 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $12.7 million as of December 31, 2021.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of December 31, 2021, off-balance sheet arrangements consisted of $2,784 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities.

December 31, 2021
PFNY Holdings, LLC	$1,189
Mesoblast, Inc.	1,125
ASP-R-PAC Acquisition Co LLC	470
$2,784

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of and for the period from December 10, 2021 (commencement of operations) to December 31, 2021, except as discussed below.

Share Issuance

Subsequent to December 31, 2021, an affiliate of the Adviser purchased an additional 3,000,000 Class I shares for $75.0 million, or $25.00 per share, to provide the necessary capital to support investing activities prior to the release of proceeds from escrow and the initial offering.

Distribution Declaration

On March 3, 2022, the Company’s Board declared a $768 distribution on the outstanding Class I Shares which is payable in cash on March 7, 2022 in the amount of $0.32 per Class I Share to the shareholder of record as of the close of business on March 4, 2022.

Entry into Certain Related Party Agreements

On February 3, 2022, the Company approved and entered into the following agreements, each of which is described more fully in “Note 9. Related Party Transactions” to the Financial Statements:

•Investment Advisory Agreement
•Administration Agreement
•Distribution Manager Agreement
•Expense Support Agreement

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or the future performance or financial condition of Oaktree Strategic Credit Fund ( the "Company", which may also be referred to as "we," "us" or "our"). The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•our future operating results and distribution projections;
•the ability of Oaktree Fund Advisors, LLC (our "Adviser" or "Oaktree") to implement its future plans with respect to our business and to achieve our investment objective;
•the ability of Oaktree and its affiliates to attract and retain highly talented professionals;
•our business prospects and the prospects of our portfolio companies;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our expected financings and investments and additional leverage we may seek to incur in the future;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of the COVID-19 pandemic on all of the foregoing.
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "risk factors" discussed in the Company's prospectus dated February 3, 2022 and in this quarterly report on Form 10-Q.
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment;
•risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, natural disasters or the COVID-19 pandemic;
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies ("BDCs") or regulated investment companies ("RICs");
•general considerations associated with the COVID-19 pandemic; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Business Overview

We are a Delaware statutory trust formed on November 24, 2021 and are structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We intend to elect to be treated, and intend to qualify annually thereafter, as a registered investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, we are externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between us and the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

Our investment objective is to generate stable current income and long-term capital appreciation. We seek to invest primarily in a diversified portfolio of private debt across industries and transaction types, targeting bespoke, highly negotiated loans and private equity-related financings such as those backing leveraged buyouts.

We have the authority to issue an unlimited number of common shares of beneficial interest (“Common Shares”) at $0.01 per share par value. We intend to offer on a best efforts, continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the SEC. We expect to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the Maximum Offering Amount. The share classes will have different ongoing distribution and/or shareholder servicing fees.

We will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until we receive purchase orders for Common Shares of at least $100.0 million, excluding Common Shares purchased by the Adviser, its affiliates and our trustees and officers, in any combination of purchases of Class S shares, Class D shares and Class I shares, and our board of trustees (the “Board”) has authorized the release of funds in the escrow account.

On December 10, 2021, an affiliate of the Adviser purchased 1,000,000 Class I shares for $25.0 million, or $25.00 per share, to provide the necessary capital to commence investing activities prior to the release of proceeds from escrow and the initial offering.
Business Environment and Developments
The rapid spread of COVID-19 in early 2020 led to disruptions in the U.S. and global financial markets. While several countries, including the U.S., have eased certain travel restrictions, business closures and social distancing measures, the U.S. and global economies continue to rapidly evolve and experience uncertainty, particularly due to recurring COVID-19 outbreaks (including the Omicron variant), vaccine hesitancy and potential re-imposition of or changes to certain restrictions. The general uncertainty surrounding the dangers and long-term impact of COVID-19 have created significant disruption in supply chains and economic activity and have had a particularly adverse impact on transportation, oil-related, hospitality, tourism, entertainment and other industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
We are unable to predict the full effects of the COVID-19 pandemic or how long any further outbreaks, market disruptions or volatility might last. We continue to closely monitor the impact that this has had on our business, industry and portfolio companies, which has helped us identify vulnerabilities and allowed us to address potential problems early and provide constructive solutions where necessary.
Despite the ongoing uncertainty surrounding the COVID-19 pandemic, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.

As of December 31, 2021, 93.4% of our debt investment portfolio (at fair value) and 93.4% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate (“LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority (the "FCA") announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021 the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. The FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
Critical Accounting Estimates
Fair Value Measurements

Our board of trustees (the “Board”), with the assistance of the audit committee of the Board (the “Audit Committee”), the Adviser and independent valuation firms engaged on the recommendation of the Adviser and at the direction of the Board, determines the fair value of our assets on at least a quarterly basis, in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement. The Audit Committee is comprised of four persons, each of whom is not an “interested person” of us as defined in Section 2(a)(19) of the Investment Company Act (an “Independent Trustee”). Our investments are valued at fair value. For purposes of periodic reporting, we value our assets in accordance with GAAP and based on the principles and methods of valuation summarized below. GAAP requires that a “fair value” be assigned to all assets and establishes a single authoritative definition of fair value that includes a framework for measuring fair value and enhanced disclosures about fair value measurements.
GAAP establishes a hierarchal disclosure framework, which prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market price observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.
Financial assets and liabilities measured and reported at fair value are classified as follows:

•Level I - Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement. The types of investments in Level I include exchange traded equities, debt and derivatives with quoted prices.

•Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives and other investments where the fair value is based on observable inputs.

•Level III - Valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices obtained from brokers in markets for which there are few transactions, less public information exists or prices vary among broker market makers. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.

In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the value measurement. The assessment of the significance of an input requires judgment and considers factors specific to the instrument. The transfer of assets into or out of each fair value hierarchy level as a result of changes in the observability of the inputs used in measuring fair value are accounted for as of the beginning of the reporting period. Transfers resulting from a specific event, such as a reorganization or restructuring, are accounted for as of the date of the event that caused the transfer.

We conduct valuations of its investments as follows:
Valuation of Investments Without Observable Market Prices:

In the absence of observable market prices, we value Level III investments on a quarterly basis using the valuation methodologies described below.

•Generally, the quarterly valuation process for Level III investments begins with each portfolio company, property or security being initially valued by the Adviser's valuation team in conjunction with the investment team. The preliminary valuations are then reviewed and approved by the valuation team, the valuation committee, which consists of senior members of the investment team, and designated investment professionals as well as the valuation officer who is independent of the investment teams. The Audit Committee reviews the preliminary valuations provided by the valuation committee and makes a recommendation to our Board regarding the fair value of the investments in our portfolio. Our Board ultimately determines in good faith the fair value of each investment in our portfolio. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, we evaluate changes in fair value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.

•Certain Level III assets, such as securities in an inactive market, securities for which price quotes of similar securities are available or investments which may require adjustment for investment-specific factors or restrictions, are valued using prices obtained from pricing vendors or brokers. We seek to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If we are unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within our set threshold, we seek to obtain a quote directly from a broker making a market for the asset. However, given the nature of our portfolio, we do not expect that all of our Level III assets will be valued at least annually using prices obtained from pricing vendors or brokers. Generally, we do not adjust any of the prices received from these sources, and all prices are reviewed by us. The Adviser evaluates the prices obtained from pricing vendors or brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.

•Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by the Adviser using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. The Adviser reviews the significant unobservable inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “–Valuation of Non-Exchange-Traded Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date. These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments in the future. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.

Valuation of Exchange-Traded Investments

Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where discounts are applied to quoted prices of restricted listed securities are expected to be infrequent.

Valuation of Non-Exchange-Traded Investments
Investments in corporate and government debt which are not listed or admitted to trading on any securities exchange are valued at the mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker dealers.
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, we value such investments using different valuation techniques described below.

•The transaction precedent technique utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable.

•The market yield technique utilizes expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral or the underlying value of the borrower, utilizing either the market or income techniques.

•The market technique utilizes valuations of comparable public companies or transactions and generally seeks to establish the enterprise value of the portfolio company using a market multiple technique. This technique takes into account a specific financial measure (such as earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company. Consideration may also be given to such factors as acquisition price of the security, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company relative to its comparable companies, industry trends, general economic and market conditions and other factors deemed relevant. The applicability and weight assigned to the market technique is determined based on the availability of reliable projections and comparable companies and transactions.

•The income technique utilizes a discounted cash flow method that incorporates expected timing and level of cash flows, as well as assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors. The applicability and weight assigned to the income technique is determined based on the availability of reliable projections and comparable companies and transactions.
Under the market and income techniques, the significant unobservable input used in the fair value measurement of our investments in debt or equity securities is EBITDA, revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively. Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
The valuation of securities may be impacted by expectations of investors’ receptiveness to a public offering of the securities, the size of the holding of the securities and any associated control, information with respect to transactions or offers for the securities (including the transaction pursuant to which the investment was made and the period of time elapsed from the date of the investment to the valuation date) and applicable restrictions on the transferability of the securities.
Investments made by us are, by nature, generally considered to be long-term investments and are not intended to be liquidated on a short-term basis. Additionally, these valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments in the future. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
We may estimate the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an enterprise value analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk-free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
When we determine our net asset value as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to our valuation policy, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation or, in the case of securities acquired after such date, cost, unless, in either case, the Adviser determines that since the most recent quarter end or the date of acquisition for securities acquired after quarter end, as the case may be, a significant observable change has occurred with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment, where applicable, in accordance with our valuation policy.
With the exception of the line items entitled "other assets" and "secured borrowings," which are reported at amortized cost, all assets and liabilities on the Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "interest payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
As of December 31, 2021, we held $33.9 million of investments at fair value.
Revenue Recognition
We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments provide for deferred interest payments or payment-in-kind ("PIK") interest income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations.
For our secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Statement of Operations.
PIK Interest Income
Our investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our financial statements including for purposes of computing the capital gains incentive fee payable by us to the Adviser. To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our shareholders even though we have not yet collected the cash and may never do so.
As of December 31, 2021, there were no investments on non-accrual status.

Portfolio Composition

As of December 31, 2021, the fair value of our investment portfolio was $33.9 million and was composed of investments in 6 portfolio companies.
As of December 31, 2021, our investment portfolio consisted of the following:

December 31, 2021
Cost:
Senior Secured Debt	98.65%
Common Equity	1.35%
Total	100.00%

December 31, 2021
Fair Value:
Senior Secured Debt	98.65%
Common Equity	1.35%
Total	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

December 31, 2021
Fair Value:
Health Care Supplies	24.91%
Leisure Facilities	24.00%
Application Software	15.49%
Paper Packaging	14.59%
Distributors	14.54%
Biotechnology	6.47%
Total	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of December 31, 2021, all of our investments were in the U.S.
See the Schedule of Investments as of December 31, 2021 in our financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest income and fee income and total expenses. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized. The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.

For the period from December 10, 2021 (commencement of operations) December 31, 2021
Investment Income
Total investment income for the period from December 10, 2021 (commencement of operations) to December 31, 2021 was $83 and consisted of $81 of interest income primarily from portfolio investments and $2 of fee income. Based on fair value as of December 31, 2021, the weighted average yield on our debt investments was 7.8%.
Expenses
Total expenses for the period from December 10, 2021 (commencement of operations) to December 31, 2021 were $8 and consisted of interest expense.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $3 for the period from December 10, 2021 (commencement of operations) to December 31, 2021.
Financial Condition, Liquidity and Capital Resources

We expect to generate cash from (1) the cash proceeds from our initial offering and contributions from shareholders (2) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. high-quality debt investments that mature in one year or less, and (3) borrowings from banks, including secured borrowings, and any other financing arrangements we may enter into in the future and (4) any future offerings of equity or debt securities.
Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service of borrowings, and (4) cash distributions to the shareholders. For the period from December 10, 2021 (commencement of operations) through December 31, 2021, we did not incur any base management fee or incentive fee under the Investment Advisory Agreement and we did not incur any expenses under the Administration Agreement. However, we will incur such fees and expenses under both agreements in the future.
For the period from December 10, 2021 (commencement of operations) through December 31, 2021, we experienced a net increase in cash and cash equivalents of $11.6 million. During that period, $26.1 million of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $37.7 million, primarily consisting of capital contributions of $25.0 million and $12.7 million of proceeds from secured borrowings.
As of December 31, 2021, we had $11.6 million of cash and cash equivalents, portfolio investments (at fair value) of $33.9 million, $53 of interest receivable, $687 of due from affiliates, $12.7 million of secured borrowings and $8.4 million of payables from unsettled transactions.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2021, off-balance sheet arrangements consisted of $2,784 of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Statement of Assets and Liabilities.

Contractual Obligations

	Debt Outstanding as of December 31, 2021	Weighted average debt outstanding for the period from December 10, 2021 (commencement of operations) to December 31, 2021	Maximum debt outstanding for the period from December 10, 2021 (commencement of operations) to December 31, 2021
Secured Borrowings	$12,740	$4,294	$12,740
Total debt	$12,740	$4,294

	Payments due by period as of December 31, 2021
	Total	< 1 year	1-3 years	3-5 years
Secured borrowings	$12,740	$12,740	$—	$—
Interest due on secured borrowings	127	127	—	—
Total	$12,867	$12,867	$—	$—
Equity Activity
On December 10, 2021, an affiliate of the Adviser purchased 1,000,000 Class I shares for $25.0 million, or $25.00 per share, to provide the necessary capital to commence investing activities prior to the release of proceeds from escrow and the initial offering.
Leverage
To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage is expected to be applied on a position-by-position basis, meaning little-to-no leverage may be applied to certain investments, while others may have more leverage applied. Any such leverage would also be expected to increase the total capital available for investment by the Fund. We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle.
Secured Borrowings
As of December 31, 2021, we had $12.7 million of secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to December 31, 2021. We recorded $8 of interest expense in connection with secured borrowings for the period from December 10, 2021 (commencement of operations) to December 31, 2021. Our obligations to settle the secured borrowing arrangements on the respective repurchase dates have been guaranteed by an affiliate of the Adviser.
Regulated Investment Company Status and Distributions
We anticipate that we will make quarterly distributions of at least 90% of our realized net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any, then available for distribution, each as determined by our Board in accordance with applicable law. Any distributions will be declared out of assets legally available for distribution. We expect quarterly distributions to be paid from income primarily generated by interest earned on our investments, although distributions to shareholders may also include a return of capital.
We intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute to our shareholders, for each tax year, at least 90% of our “investment company taxable income” for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to shareholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Depending on the level of taxable income and net capital gain earned in a year, we may choose to carry forward taxable income or net capital gain for distribution in the following year and pay the applicable U.S. federal excise tax. Distributions will be appropriately adjusted for any taxes payable by us or any direct or indirect subsidiary through which it invests (including any corporate, state, local, non-U.S. and withholding taxes). Any Incentive Fee to be paid to our Adviser will not be reduced to take into account any such taxes.
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign shareholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation.

Related Party Transactions

On February 3, 2022, we entered into the Investment Advisory Agreement with the Adviser, the Administration Agreement with Oaktree Fund Administration, LLC, an affiliate of the Adviser, the Distribution Manager Agreement with the
Brookfield Oaktree Wealth Solutions LLC, an affiliate of the Adviser, and the Expense Support and Conditional Reimbursement Agreement with the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is a subsidiary of Oaktree Capital Group, LLC.
Recent Developments
Share Issuance
Subsequent to December 31, 2021, an affiliate of the Adviser purchased an additional 3,000,000 Class I shares for $75.0 million, or $25.00 per share, to provide the necessary capital to support investing activities prior to the release of proceeds from escrow and the initial offering.
Distribution Declaration

On March 3, 2022, our Board declared a $768 distribution on the outstanding Class I Shares which is payable in cash on March 7, 2022 in the amount of $0.32 per Class I Share to the shareholder of record as of the close of business on March 4, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments often do not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, with the assistance of the Audit Committee and the Adviser. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of management judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to our consolidated financial statements.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates.
As of December 31, 2021, 93.4% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2021 was as follows:

	December 31, 2021
($ in thousands)	Fair Value	% of Floating Rate Portfolio
0%	$—	—%
>0% and <1%	18,633	59.65
1%	12,602	40.35
>1%	—	—
Total	$31,235	100.00%

Based on our Statement of Assets and Liabilities as of December 31, 2021, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$600	$—	$600
200	440	—	440
150	280	—	280
100	121	—	121
50	15	—	15

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of December 31, 2021:

	December 31, 2021
	Debt Investments	Borrowings
LIBOR:
30 day	$10,409	$—
90 day	8,321	—
180 day	8,614	—
SOFR
30 day	4,563	—
Fixed rate	2,254	12,740
Total	$34,161	$12,740

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the period from December 10, 2021 (commencement of operations) to December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in the Company's prospectus dated February 3, 2022, as filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the "Securities Act").
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2021, an affiliate of the Adviser purchased 1,000,000 of the Company’s Class I shares at $25.00 per share in an offering exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC CREDIT FUND

By:	/s/ Armen Panossian
Armen Panossian
Chairman, Chief Executive Officer and Chief Investment Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer
Date: March 14, 2022