Form 10-Q
period 2022-03-31
Oaktree Strategic Credit Fund
filed 2022-05-12
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2022
Class I shares of beneficial interest, $0.01 par value	4,000,000

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

	PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Statement of Assets and Liabilities as of March 31, 2022 (unaudited)	3
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022	4
	Consolidated Statements of Changes in Net Assets (unaudited) for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022	5
	Consolidated Statement of Cash Flows (unaudited) for the period from December 10, 2021 (commencement of operations) to March 31, 2022	6
	Consolidated Schedule of Investments as of March 31, 2022 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	44
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
Signatures		47

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statement of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

March 31, 2022
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost: $133,527)	$133,504
Cash and cash equivalents	46,000
Due from affiliates	1,912
Interest receivable	529
Receivables from unsettled transactions	7
Deferred financing costs	1,514
Other assets	81
Total assets	$183,547
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$545
Due to affiliates	871
Interest payable	33
Payables from unsettled transactions	31,917
Trustees fees payable	8
Deferred tax liability	1
Credit facility payable	50,000
Total liabilities	83,375
Commitments and contingencies (Note 11)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 4,000 shares issued and outstanding	40
Additional paid-in-capital	99,960
Accumulated distributable earnings	172
Total net assets (equivalent to $25.04 per common share) (Note 10)	100,172
Total liabilities and net assets	$183,547
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2022	For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Interest income:
Non-control/Non-affiliate investments	$1,455	$1,536
Total interest income	1,455	1,536
PIK interest income:
Non-control/Non-affiliate investments	10	10
Total PIK interest income	10	10
Fee income:
Non-control/Non-affiliate investments	18	20
Total fee income	18	20
Total investment income	1,483	1,566
Expenses:
Professional fees	203	203
Board of trustees fees	60	60
Interest expense	313	321
Administrator expense	24	24
General and administrative expenses	3	3
Total expenses	603	611
Net investment income	880	955
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(19)	(22)
Net unrealized appreciation (depreciation)	(19)	(22)
Realized gains (losses):
Non-control/Non-affiliate investments	8	8
Net realized gains (losses)	8	8
Provision for income tax (expense) benefit	(1)	(1)
Net realized and unrealized gains (losses), net of taxes	(12)	(15)
Net increase (decrease) in net assets resulting from operations	$868	$940
Net investment income per common share — basic and diluted	$0.36	$0.45
Earnings (loss) per common share — basic and diluted (Note 5)	$0.36	$0.44
Weighted average common shares outstanding — basic and diluted	2,416	2,138

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2022	For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Operations:
Net investment income	$880	$955
Net unrealized appreciation (depreciation)	(19)	(22)
Net realized gains (losses)	8	8
Provision for income tax (expense) benefit	(1)	(1)
Net increase (decrease) in net assets resulting from operations	868	940
Capital share transactions:
Distributions to shareholders	(768)	(768)
Capital contributions	75,000	100,000
Net increase (decrease) in net assets from capital share transactions	74,232	99,232
Total increase (decrease) in net assets	75,100	100,172
Net assets at beginning of period	25,072	—
Net assets at end of period	$100,172	$100,172
Net asset value per common share	$25.04	$25.04
Common shares outstanding at end of period	4,000	4,000

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$940
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	22
Net realized (gains) losses	(8)
PIK interest income	(10)
Accretion of original issue discount on investments	(115)
Amortization of deferred financing costs	26
Deferred taxes	1
Purchases of investments	(142,189)
Proceeds from the sales and repayments of investments	8,790
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(1,912)
(Increase) decrease in interest receivable	(518)
(Increase) decrease in receivables from unsettled transactions	(7)
(Increase) decrease in other assets	(81)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	205
(Increase) decrease in due to affiliates	871
Increase (decrease) in interest payable	33
Increase (decrease) in payables from unsettled transactions	31,917
Increase (decrease) in trustees fees payable	8
Net cash used in operating activities	(102,027)
Financing activities:
Distributions paid in cash	(768)
Borrowings under credit facility	50,000
Borrowings of secured borrowings	44,588
Proceeds from secured borrowings	(44,588)
Proceeds from issuance of common shares	100,000
Deferred financing costs paid	(1,200)
Net cash provided by financing activities	148,032
Effect of exchange rate changes on foreign currency	(5)
Net increase (decrease) in cash and cash equivalents	46,000
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$46,000
Supplemental information:
Cash paid for interest	$262
Non-cash financing activities:
Accrued deferred financing costs	$340
Reconciliation to the Statement of Assets and Liabilities	March 31, 2022
Cash and cash equivalents	$46,000
Total cash and cash equivalents	$46,000

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	8.75%		$4,563	$4,475	$4,472	(5)(8)
4,560 Common Units in RD Holding LP				428	432	(8)
				4,903	4,904
Altice France S.A.		Integrated Telecommunication Services
Fixed Rate Bond, 5.50% cash due 10/15/2029			500	437	449	(10)
				437	449
American Auto Auction Group, LLC		Consumer Finance
Second Lien Term Loan, SOFR+8.75% cash due 1/2/2029	9.50%		6,901	6,766	6,797	(5)(8)
				6,766	6,797
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%		2,000	1,985	1,987	(5)
				1,985	1,987
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	4.76%		2,197	1,906	1,923	(5)
				1,906	1,923
ASP Unifrax Holdings, Inc.		Trading Companies & Distributors
Fixed Rate Bond, 7.50% cash due 9/30/2029			1,200	1,156	1,069
				1,156	1,069
ASP-R-PAC Acquisition Co LLC		Paper Packaging
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	6.75%		4,936	4,841	4,852	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 12/29/2027			—	(11)	(10)	(5)(8)(9)(10)
				4,830	4,842
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	5.75%		5,486	5,344	5,339	(5)
				5,344	5,339
athenahealth Group Inc.		Health Care Technology
5,809 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				5,693	5,760	(8)
				5,693	5,760
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		4,987	4,965	4,936	(5)
				4,965	4,936
CommScope Technologies LLC		Communications Equipment
Fixed Rate Bond, 5.00% cash due 3/15/2027			500	421	435	(10)
				421	435
Condor Merger Sub Inc.		Systems Software
Fixed Rate Bond, 7.375% cash due 2/15/2030			4,327	4,315	4,157
				4,315	4,157
Domtar Corporation		Paper Products
First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	6.25%		2,163	2,145	2,146	(5)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 11/30/2028			—	(7)	(6)	(5)(9)
				2,138	2,140
Eagle Parent Corp.		Industrial Machinery
First Lien Term Loan, SOFR+4.25% cash due 4/1/2029	4.75%		3,000	2,925	2,981	(5)
				2,925	2,981

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Frontier Communications Holdings, LLC		Integrated Telecommunication Services
Fixed Rate Bond, 6.00% cash due 1/15/2030			$1,500	$1,404	$1,390	(10)
				1,404	1,390
Gibson Brands, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%		2,993	2,978	2,944	(5)
				2,978	2,944
Impel Neuropharma, Inc.		Health Care Technology
First Lien Revenue Interest Financing Term Loan due 2/15/2031			4,768	4,768	4,768	(5)(8)
First Lien Term Loan, SOFR+8.75% cash due 3/17/2027	9.75%		4,768	4,673	4,672	(5)(8)
				9,441	9,440
Innocoll Pharmaceuticals Limited		Health Care Technology
First Lien Term Loan, 11.00% cash due 1/26/2027			4,316	4,129	4,136	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 1/26/2027			—	—	—	(8)(9)(10)
36,087 Tranche A Warrant Shares (exercise price $4.23) expiration date 1/26/2029				85	89	(8)(10)
				4,214	4,225
Kings Buyer, LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+6.50% cash due 10/29/2027	7.50%		4,876	4,827	4,803	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 10/29/2027	7.50%		235	228	225	(5)(8)(9)
				5,055	5,028
LSL Holdco, LLC		Health Care Distributors
First Lien Revolver, LIBOR+6.00% cash due 1/31/2028	6.75%		203	183	183	(5)(8)(9)
First Lien Term Loan, LIBOR+6.00% cash due 1/31/2028	6.75%		9,134	8,956	8,951	(5)(8)
				9,139	9,134
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			2,264	2,063	2,038	(8)(10)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	—	—	(8)(9)(10)
66,347 Warrant Shares (exercise price $7.26) expiration date 11/19/2028			—	152	126	(8)(10)
				2,215	2,164
MRI Software LLC		Application Software
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(18)	(23)	(5)(8)(9)
				(18)	(23)
NFP Corp.		Other Diversified Financial Services
Fixed Rate Bond 6.875% cash due 8/15/2028			2,175	2,050	2,080
				2,050	2,080
OEConnection LLC		Application Software
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	7.50%		5,355	5,253	5,221	(5)(8)
				5,253	5,221
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	8.00%		8,321	8,164	8,154	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026			—	(15)	(16)	(5)(8)(9)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(7)	(8)	(5)(8)(9)
				8,142	8,130

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+8.50% cash due 3/4/2025	9.50%		$9,534	$9,255	$9,343	(5)(8)
				9,255	9,343
Radiology Partners Inc.		Health Care Distributors
Fixed Rate Bond, 9.25% cash due 2/1/2028			1,950	1,937	1,954
				1,937	1,954
SPX Flow, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+4.50% cash due 3/18/2029	5.00%		5,000	4,775	4,877	(5)
				4,775	4,877
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		2,000	1,978	1,978	(5)
				1,978	1,978
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.71%		2,000	1,995	2,000	(5)
				1,995	2,000
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	6.75%		8,614	8,447	8,442	(5)(8)
				8,447	8,442
Uniti Group LP		Specialized REITs
Fixed Rate Bond, 6.50% cash due 2/15/2029			1,250	1,170	1,167	(10)
				1,170	1,167
Vertiv Group Corporation		Electrical Components & Equipment
Fixed Rate Bond, 4.125% cash due 11/15/2028			500	426	457	(10)
				426	457
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		5,763	5,531	5,475	(5)
				5,531	5,475
Zayo Group Holdings, Inc.		Alternative Carriers
Fixed Rate Bond, 6.125% cash due 3/1/2028			400	356	359
				356	359
Total Non-Control/Non-Affiliate Investments (133.3% of net assets)				$133,527	$133,504
Cash and Cash Equivalents (45.9% of net assets)				$46,000	$46,000
Total Portfolio Investments, Cash and Cash Equivalents (179.2% of net assets)				$179,527	$179,504

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2022
(dollar amounts in thousands)
(unaudited)

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.
(3) Each of the Company's investments is pledged as collateral under the Company's senior secured credit facility.
(4)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans are also indexed to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate) ("SOFR"). The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.46%, the 90-day LIBOR at 1.01%, the 180-day LIBOR at 1.50%, the 360-day LIBOR at 2.20% and the SOFR at 0.28%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(8)As of March 31, 2022, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2022, qualifying assets represented 91.7% of the Company's total assets and non-qualifying assets represented 8.3% of the Company's total assets.

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of March 31, 2022, the Company has issued and sold 4,000,000 Class I shares to an affiliate of the Adviser for an aggregate purchase price of $100.0 million, or $25.00 per share, to provide the necessary capital to commence investing activities prior to the release of proceeds from escrow and the initial public offering.

Note 2. Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
Use of Estimates:
The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Changes in the economic and political environments, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. Significant estimates include the valuation of investments and revenue recognition.
Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiary. The consolidated subsidiary is wholly-owned and, as such, consolidated into the consolidated financial statements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The assets of the consolidated subsidiary are not directly available to satisfy the claims of the creditors of the Company. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statement of Assets and Liabilities as investments at fair value.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

•Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by the Adviser using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. The Adviser reviews the significant unobservable inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “– Valuation of Non-Exchange-Traded Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date. These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments in the future. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Investments made by the Company are, by nature, generally considered to be long-term investments and are not intended to be liquidated on a short-term basis. Additionally, these valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by the Company do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments in the future. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.
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
When the Company determines its net asset value as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to the Company's valuation policy, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation or, in the case of securities acquired after such date, cost, unless, in either case, the Adviser determines that since the most recent quarter end or the date of acquisition for securities acquired after quarter end, as the case may be, a significant observable change has occurred with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy. Additionally, the Adviser may otherwise determine to update the most recent quarter end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability," and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "interest payable," "payables from unsettled transactions" and "trustee fees payable" approximate fair value due to their short maturities.
Secured Borrowings:
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing ("ASC 860"). Amounts payable to the counterparty are due on the repurchase

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

settlement date and, excluding accrued interest, such amounts are presented in the accompanying Statement of Assets and Liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2022, there were no investments on non-accrual status.
In connection with its investment in a portfolio company, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in the investment between debt securities and the nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Statement of Operations.
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements including for purposes of computing the capital gains incentive fee payable by the Company to the Adviser. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s shareholders, even though the Company has not yet collected the cash and may never do so.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Dividend Income
The Company generally recognizes dividend income on the ex-dividend date for public securities and the record date for private equity investments. Distributions received from private equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from private equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.
Receivables/Payables from Unsettled Transactions:
Receivables/payables from unsettled transactions consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities. Deferred financing costs incurred in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs incurred in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Organization and Offering Costs

Organization and offering costs will only be borne by the Company if the Company breaks escrow for its initial offering, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of Common Shares of the Company will be capitalized as deferred offering costs and included as other assets on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence.

The Adviser has agreed to bear all of the Company’s organization and offering costs through the date on which the Company breaks escrow for the initial offering of Common Shares. The Company will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the initial offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet. The total organization and offering expenses will not exceed 15% of the gross proceeds from the offering. The total organization and offering costs incurred through March 31, 2022 were $3,136. As the initial public offering of Common Shares has not yet occurred and there has been no formal commitments of external capital as of the date of issuance of these consolidated financial statements, no such costs have been recorded.
Income Taxes:

On February 3, 2022, the Company elected to be regulated as a BDC under the Investment Company Act. The Company also intends to elect to be treated as a RIC under the Code as soon as reasonably practicable. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company holds certain portfolio investments through a taxable subsidiary. The purpose of the Company's taxable subsidiary is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiary is consolidated for financial reporting purposes, and portfolio investments held by it are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The taxable subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the liability method to account for its taxable subsidiary's income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of March 31, 2022, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.
Note 3. Portfolio Investments
Portfolio Composition
As of March 31, 2022, the fair value of the Company's investment portfolio was $133.5 million and was composed of investments in 35 portfolio companies.
As of March 31, 2022, the Company's investment portfolio consisted of the following:

	March 31, 2022
Cost:		% of Total Investments
Senior Secured Debt	$115,764	86.70%
Subordinated Debt	11,405	8.54%
Preferred Equity	5,693	4.26%
Common Equity	665	0.50%
Total	$133,527	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2022
Fair Value:		% of Total Investments	% of Net Assets
Senior Secured Debt	$115,876	86.81%	115.68%
Subordinated Debt	11,221	8.40%	11.20%
Preferred Equity	5,760	4.31%	5.75%
Common Equity	647	0.48%	0.65%
Total	$133,504	100.00%	133.27%

The composition of the Company's debt investments as of March 31, 2022 by floating rates and fixed rates was as follows:

	March 31, 2022
	Fair Value	% of Debt Investments
Floating rate	$107,406	84.51%
Fixed rate	19,691	15.49%
Total	$127,097	100.00%

The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	March 31, 2022
Cost:		% of Debt Investments
United States	$133,090	99.67%
France	437	0.33%
Total	$133,527	100.00%

	March 31, 2022
Fair Value:		% of Total Investments	% of Net Assets
United States	$133,055	99.66%	132.82%
France	449	0.34%	0.45%
Total	$133,504	100.00%	133.27%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2022 was as follows:

	March 31, 2022
Cost:		% of Total Investments
Health Care Technology	$19,348	14.45%
Industrial Machinery	16,955	12.70%
Application Software	12,574	9.42%
Health Care Distributors	11,076	8.29%
Health Care Supplies	8,447	6.33%
Leisure Facilities	8,142	6.10%
Distributors	6,888	5.16%
Consumer Finance	6,766	5.07%
Aerospace & Defense	5,531	4.14%
Environmental & Facilities Services	5,055	3.79%
Oil & Gas Refining & Marketing	4,965	3.72%
Paper Packaging	4,830	3.62%
Systems Software	4,315	3.23%
Leisure Products	2,978	2.23%
Biotechnology	2,215	1.66%
Paper Products	2,138	1.60%
Other Diversified Financial Services	2,050	1.54%
Restaurants	1,978	1.48%
Personal Products	1,906	1.43%
Integrated Telecommunication Services	1,841	1.38%
Specialized REITs	1,170	0.88%
Trading Companies & Distributors	1,156	0.87%
Electrical Components & Equipment	426	0.32%
Communications Equipment	421	0.32%
Alternative Carriers	356	0.27%
Total	$133,527	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2022
Fair Value:		% of Total Investments	% of Net Assets
Health Care Technology	$19,425	14.55%	19.36%
Industrial Machinery	17,201	12.88%	17.17%
Application Software	12,537	9.39%	12.52%
Health Care Distributors	11,088	8.31%	11.07%
Health Care Supplies	8,442	6.32%	8.43%
Leisure Facilities	8,130	6.09%	8.12%
Distributors	6,891	5.16%	6.88%
Consumer Finance	6,797	5.09%	6.79%
Aerospace & Defense	5,475	4.10%	5.47%
Environmental & Facilities Services	5,028	3.77%	5.02%
Oil & Gas Refining & Marketing	4,936	3.70%	4.93%
Paper Packaging	4,842	3.63%	4.83%
Systems Software	4,157	3.11%	4.15%
Leisure Products	2,944	2.21%	2.94%
Biotechnology	2,164	1.62%	2.16%
Paper Products	2,140	1.60%	2.14%
Other Diversified Financial Services	2,080	1.56%	2.08%
Restaurants	1,978	1.48%	1.97%
Personal Products	1,923	1.44%	1.92%
Integrated Telecommunication Services	1,839	1.38%	1.84%
Specialized REITs	1,167	0.87%	1.16%
Trading Companies & Distributors	1,069	0.80%	1.07%
Electrical Components & Equipment	457	0.34%	0.46%
Communications Equipment	435	0.33%	0.43%
Alternative Carriers	359	0.27%	0.36%
Total	$133,504	100.00%	133.27%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2022 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$38,876	$77,000	$115,876
Subordinated debt	—	11,221	—	11,221
Common equity	—	—	647	647
Preferred equity	—	—	5,760	5,760
Total investments at fair value	$—	$50,097	$83,407	$133,504

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
The principal value of the credit facility approximates fair value due to its variable rate and is included in Level 3 of the hierarchy.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the changes in fair value from December 31, 2021 to March 31, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2021	$33,428	$—	$456	$33,884
Purchases	51,713	5,694	237	57,644
Sales and repayments	(8,268)	—	(28)	(8,296)
Accretion of OID	101	—	—	101
Net unrealized appreciation (depreciation)	26	66	(18)	74
Fair value as of March 31, 2022	$77,000	$5,760	$647	$83,407
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the three months ended March 31, 2022	$26	$66	$(18)	$74
The following table provides a roll-forward of the changes in fair value from December 10, 2021 (commencement of operations) to March 31, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Common Equity	Total
Purchases	$85,141	$5,694	$693	$91,528
Sales and repayments	(8,268)	—	(28)	(8,296)
Accretion of OID	105	—	—	105
Net unrealized appreciation (depreciation)	22	66	(18)	70
Fair value as of March 31, 2022	$77,000	$5,760	$647	$83,407
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the period from December 10, 2021 (commencement of operations) to March 31, 2022	$22	$66	$(18)	$70

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of March 31, 2022:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$60,786	Market Yield	Market Yield	(b)	9.0%	-	15.0%	10.7%
	9,440	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	6,774	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Common equity & preferred equity	5,975	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	432	Enterprise Value	EBITDA Multiple	(e)	10.3x	-	12.3x	11.3x
Total	$83,407
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participant would take into account market yield when pricing the investment.
(c) Used when there is an observable transaction or pending event for the investment.
(d) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Adviser.
(e) Used when market participant would use such multiple when pricing the investment.

Note 4. Fee Income
For the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022, the Company recorded total fee income of $18 and $20, respectively, all of which was recurring in nature. Recurring fee income consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022:

(Share amounts in thousands)	Three months ended March 31, 2022	For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$868	$940
Weighted average common shares outstanding	2,416	2,138
Earnings (loss) per common share — basic and diluted	$0.36	$0.44

Changes in Net Assets
The following table presents the changes in net assets for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Capital contributions	1,000	$10	$24,990	$—	$25,000
Net investment income	—	—	—	75	75
Net unrealized appreciation (depreciation)	—	—	—	(3)	(3)
Balance at December 31, 2021	1,000	$10	$24,990	$72	$25,072
Capital contributions	3,000	30	74,970	—	75,000
Net investment income	—	—	—	880	880
Net unrealized appreciation (depreciation)	—	—	—	(19)	(19)
Net realized gains (losses)	—	—	—	8	8
Provision for income tax (expense) benefit	—	—	—	(1)	(1)
Distributions to shareholders	—	—	—	(768)	(768)
Balance at March 31, 2022	4,000	$40	$99,960	$172	$100,172

Capital Activity
As of March 31, 2022, the Company has issued and sold 4,000,000 Class I shares to an affiliate of the Adviser for an aggregate purchase price of $100 million, or $25.00 per share, to provide the necessary capital to commence investing activities prior to the release of proceeds from escrow and the initial public offering.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On March 3, 2022, the Company’s Board declared a $768 distribution on the outstanding Class I Shares which was paid in cash on March 7, 2022 in the amount of $0.32 per Class I Share to the shareholder of record as of the close of business on March 4, 2022.
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

Note 6. Borrowings

ING Facility

On March 25, 2022 (the “ING Closing Date”), the Company entered into a senior secured revolving credit agreement (the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent.

The Credit Agreement provides for a senior secured revolving credit facility of up to $150 million (the “Maximum Commitment”), subject to the lesser of (i) a borrowing base and (ii) the Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “Availability Period”) during which loans may be made and the Credit Agreement has a stated maturity dated that is five years from the ING Closing Date (the “Maturity Date”). Following the Availability Period the Company will be required in certain circumstances to prepay loans prior to the Maturity Date. The Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowing under the Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the sole current and certain future subsidiaries of the Company and guaranteed by such subsidiaries.

Borrowings under the Credit Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to either (1) SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) 0) (“ABR”) plus 0.875% per annum. The Company may elect either an ABR or SOFR borrowing at each

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

drawdown request, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company will pay a commitment fee at a rate of 0.375% per annum on the daily unused portion of the aggregate commitments under the Credit Agreement.

At any time during the Availability Period, the Company may propose an increase in the Maximum Commitment to an amount not to exceed the greater of (a) $750.0 million and (b) 150% of shareholders’ equity as of the date on which such increased amount is to be effective, subject to certain conditions, including the consent of the lenders to increase their commitments and of ING.

The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the Credit Agreement immediately due and payable.

As of March 31, 2022, the Company had $50,000 outstanding under the ING Facility. For the period from December 10, 2021 (commencement of operations) to March 31, 2022, the Company’s borrowings under the ING Facility bore interest at a weighted average rate of 4.38%. The Company recorded $65 of interest expense (inclusive of fees) related to the ING Facility for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022.

Secured Borrowings

As of March 31, 2022, the Company repaid all secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to March 31, 2022. The Company recorded $248 and $256 of interest expense in connection with secured borrowings for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022, respectively.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022:

	Three months ended March 31, 2022	For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Net increase (decrease) in net assets resulting from operations	$868	$940
Net unrealized (appreciation) depreciation	19	22
Other book/tax differences	—	1
Taxable income (1)	$887	$963
__________________
(1)The Company's taxable income for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2022. The final taxable income may be different than the estimate.
For the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022, the Company recognized a deferred income tax expense of $1 that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Investment Income Incentive Fee

The Investment Income Incentive Fee is calculated based on the Company’s Pre-Incentive Fee Net Investment Income, which means consolidated interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee and any distribution and/or shareholder servicing fees).

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022, the Company incurred $30 of expenses under the Administration Agreement, of which $24 was included in administrator expense on the Consolidated Statements of Operations.

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

The Company will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company's assets or (iii) the date following the completion of the primary portion of the initial offering on which, in the aggregate, underwriting compensation from all sources in connection with the initial offering, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from the initial offering. In addition, as required by exemptive relief allowing the Company to offer multiple classes of shares, at the end of the month in which the Distribution Manager in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Distribution Manager or the applicable selling agent), the Company will cease paying the shareholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Class S shares and Class D shares in such shareholder’s account. At the end of such month, the applicable Class S shares or Class D shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S or Class D shares. In addition, immediately before any liquidation, dissolution or winding up, each Class S share and Class D share will automatically convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such share.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

	Three months ended March 31, 2022	For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Net asset value at beginning of period	$25.07	$—
Capital contribution	—	25.00
Net investment income (1)	0.36	0.45
Net unrealized appreciation (depreciation) (1)(2)	(0.07)	(0.09)
Distributions of net investment income to shareholders	(0.32)	(0.32)
Net asset value at end of period	$25.04	$25.04
Total return (3)	1.16%	1.44%
Common share outstanding at beginning of the period or the commencement date	1,000	1,000
Common shares outstanding at end of period	4,000	4,000
Net assets at the beginning of the period or the commencement date	$25,072	$25,000
Net assets at end of period	$100,172	$100,172
Average net assets (4)	$60,655	$53,659
Ratio of net investment income to average net assets (5)	1.45%	1.78%
Ratio of total expenses to average net assets (5)	0.99%	1.14%
Ratio of portfolio turnover to average investments at fair value (5)	10.50%	15.75%
Weighted average outstanding debt	$35,799	$29,213
Average debt per share (1)	$14.82	$13.67
Asset coverage ratio (6)	300.34%	300.34%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	The amount shown does not correspond with the net unrealized appreciation on investments for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022 as it includes the effect of the timing of equity issuances.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022 have not been annualized for purposes of this ratio.
(6)	Based on outstanding senior securities of $50.0 million as of March 31, 2022.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of March 31, 2022, off-balance sheet arrangements consisted of $15,960 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities.

March 31, 2022
MRI Software LLC	$7,000
Innocoll Pharmaceuticals Limited	3,984
PFNY Holdings, LLC	1,189
Mesoblast, Inc.	1,125
Domtar Corporation	832
LSL Holdco, LLC	812
ASP-R-PAC Acquisition Co LLC	588
Kings Buyer, LLC	430
$15,960

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the period from December 10, 2021 (commencement of operations) to March 31, 2022.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.
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
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of the COVID-19 pandemic and the conflict between Russia and Ukraine on all of the foregoing.
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
•risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict (including the current conflict between Russia and Ukraine), natural disasters or the COVID-19 pandemic;
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
Business Overview

We are a Delaware statutory trust formed on November 24, 2021 and are structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, we are externally managed by the Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between us and the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

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

As of March 31, 2022, we have issued and sold 4,000,000 Class I shares to an affiliate of the Adviser for an aggregate purchase price of $100.0 million, or $25.00 per share, to provide the necessary capital to commence investing activities prior to the release of proceeds from escrow and the initial public offering.
Business Environment and Developments
Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, the current conflict in Ukraine and the ongoing uncertainty related to the COVID-19 pandemic have weighed on market participants. The current conflict in Ukraine and the ongoing uncertainty related to the COVID-19 pandemic have created significant disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials, transportation, hospitality, tourism and entertainment industries, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

We are unable to predict the full effects of these macroeconomic events or how long any further market disruptions or volatility might last. We continue to closely monitor the impact these events have on our business, industry and portfolio companies and will seek to provide constructive solutions where necessary.

Against this uncertain macroeconomic backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to middle market companies that typically possess resilient business models with strong underlying fundamentals. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.

As of March 31, 2022, 84.5% of our debt investment portfolio (at fair value) and 84.4% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate (“LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans are also indexed to the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. In July 2017, the head of the United Kingdom Financial Conduct Authority (the "FCA") announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021 the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. The FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. Although there have been issuances utilizing SOFR, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

Critical Accounting Estimates
Fair Value Measurements

Our Board, with the assistance of the audit committee of the Board (the “Audit Committee”), the Adviser and independent valuation firms engaged on the recommendation of the Adviser and at the direction of the Board, determines the fair value of our assets on at least a quarterly basis, in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement. The Audit Committee is comprised of four persons, each of whom is not an “interested person” of us as defined in Section 2(a)(19) of the Investment Company Act (an “Independent Trustee”). Our investments are valued at fair value. For purposes of periodic reporting, we value our assets in accordance with GAAP and based on the principles and methods of valuation summarized below. GAAP requires that a “fair value” be assigned to all assets and establishes a single authoritative definition of fair value that includes a framework for measuring fair value and enhanced disclosures about fair value measurements.
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

•Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by the Adviser using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. The Adviser reviews the significant unobservable inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “–Valuation of Non-Exchange-Traded Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date. These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments in the future. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.

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
Investments made by us are, by nature, generally considered to be long-term investments and are not intended to be liquidated on a short-term basis. Additionally, these valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments in the future. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.
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
When we determine our net asset value as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to our valuation policy, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation or, in the case of securities acquired after such date, cost, unless, in either case, the Adviser determines that since the most recent quarter end or the date of acquisition for securities acquired after quarter end, as the case may be, a significant observable change has occurred with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with our valuation policy. Additionally, the Adviser may otherwise determine to update the most recent quarter end valuation of an investment without reliable market quotations that the Adviser considers to be material to us using a range of values from an independent valuation firm.
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability," and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "interest payable," "payables from unsettled transactions" and "trustee fees payable" approximate fair value due to their short maturities.
As of March 31, 2022, we held $133.5 million of investments at fair value.
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
In connection with our investment in a portfolio company, we sometimes receive nominal cost equity that is valued as part of the negotiation process with the portfolio company. When we receive nominal cost equity, we allocate our cost basis in the investment between debt securities and the nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.
For our secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Statement of Operations.
PIK Interest Income
Our investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our consolidated financial statements including for purposes of computing the capital gains incentive fee payable by us to the Adviser. To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our shareholders even though we have not yet collected the cash and may never do so.
As of March 31, 2022, there were no investments on non-accrual status.

Portfolio Composition

As of March 31, 2022, the fair value of our investment portfolio was $133.5 million and was composed of investments in 35 portfolio companies.
As of March 31, 2022, our investment portfolio consisted of the following:

March 31, 2022
Cost:
Senior Secured Debt	86.70%
Subordinated Debt	8.54%
Preferred Equity	4.26%
Common Equity	0.50%
Total	100.00%

March 31, 2022
Fair Value:
Senior Secured Debt	86.81%
Subordinated Debt	8.40%
Preferred Equity	4.31%
Common Equity	0.48%
Total	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

March 31, 2022
Fair Value:
Health Care Technology	14.55%
Industrial Machinery	12.88%
Application Software	9.39%
Health Care Distributors	8.31%
Health Care Supplies	6.32%
Leisure Facilities	6.09%
Distributors	5.16%
Consumer Finance	5.09%
Aerospace & Defense	4.10%
Environmental & Facilities Services	3.77%
Oil & Gas Refining & Marketing	3.70%
Paper Packaging	3.63%
Systems Software	3.11%
Leisure Products	2.21%
Biotechnology	1.62%
Paper Products	1.60%
Other Diversified Financial Services	1.56%
Restaurants	1.48%
Personal Products	1.44%
Integrated Telecommunication Services	1.38%
Specialized REITs	0.87%
Trading Companies & Distributors	0.80%
Electrical Components & Equipment	0.34%
Communications Equipment	0.33%
Alternative Carriers	0.27%
Total	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

March 31, 2022
United States	99.66%
France	0.34%
Total	100.00%

See the Schedule of Investments as of March 31, 2022 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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

For the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022
Investment Income
Total investment income for the three months ended March 31, 2022 was $1,483 and consisted of $1,465 of interest income primarily from portfolio investments (including $10 of PIK interest income) and $18 of fee income.
Total investment income for the period from December 10, 2021 (commencement of operations) to March 31, 2022 was $1,566 and consisted of $1,546 of interest income primarily from portfolio investments (including $10 of PIK interest income) and $20 of fee income. Based on fair value as of March 31, 2022, the weighted average yield on our debt investments was 7.8%.
Expenses
Total expenses for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022 were $603 and $611, respectively, and consisted of the following:

	Three months ended March 31, 2022	For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Expenses:
Professional fees	$203	$203
Board of trustees fees	60	60
Interest expense	313	321
Administrator expense	24	24
General and administrative expenses	3	3
Total expenses	$603	$611
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $19 and $22 for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022, respectively.
Net Realized Gains (Losses)
Net realized gains were $8 for each of the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022.
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
Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service of borrowings, and (4) cash distributions to the shareholders. For the period from December 10, 2021 (commencement of operations) through March 31, 2022, we did not incur any base management fee or incentive fee under the Investment Advisory Agreement. However, we will incur such fees under the Investment Advisory Agreement in the future. For the period from December 10, 2021 (commencement of operations) through March 31, 2022, we incurred administrator expenses of $30 under the Administration Agreement.
For the period from December 10, 2021 (commencement of operations) through March 31, 2022, we experienced a net increase in cash and cash equivalents of $46.0 million. During that period, $102.0 million of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $148.0 million, primarily consisting of capital contributions of $100.0 million and $50.0 million of borrowings under the credit facility, partially offset by $1.2 million of financing costs paid and $0.8 million of distributions paid to shareholders.

As of March 31, 2022, we had $46.0 million of cash and cash equivalents, portfolio investments (at fair value) of $133.5 million, $0.5 million of interest receivable, $1.9 million of due from affiliates, $100.0 million of undrawn capacity on our credit facility (subject to borrowing base and other limitations), $31.9 million of payables from unsettled transactions and $50.0 million of borrowings outstanding under our credit facility.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2022, off-balance sheet arrangements consisted of $15,960 of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Statement of Assets and Liabilities.
Contractual Obligations

	Debt Outstanding as of March 31, 2022	Weighted average debt outstanding for the period from December 10, 2021 (commencement of operations) to March 31, 2022	Maximum debt outstanding for the period from December 10, 2021 (commencement of operations) to March 31, 2022
Secured borrowings	$—	$27,427	$44,588
ING Facility	50,000	1,786	50,000
Total debt	$50,000	$29,213

	Payments due by period as of March 31, 2022
	Total	< 1 year	1-3 years	3-5 years
ING Facility	$50,000	$—	$—	$50,000
Interest due on ING Facility	10,926	2,188	4,375	4,363
Total	$60,926	$2,188	$4,375	$54,363
Equity Activity
As of March 31, 2022, an affiliate of the Adviser has purchased 4,000,000 Class I shares for $100.0 million, or $25.00 per share, to provide the necessary capital to commence investing activities prior to the release of proceeds from escrow and the initial public offering.
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
ING Facility

On March 25, 2022 (the “ING Closing Date”), we entered into a senior secured revolving credit agreement (the “ING Credit Agreement”) among us, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent.

The Credit Agreement provides for a senior secured revolving credit facility of up to $150 million (the “Maximum Commitment”), subject to the lesser of (i) a borrowing base and (ii) the Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “Availability Period”) during which loans may be made and the Credit Agreement has a stated maturity dated that is five years from the ING Closing Date (the “Maturity Date”). Following the Availability Period we will be required in certain circumstances to prepay loans prior to the Maturity Date. The Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowing under the Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of us and of the sole current and certain future subsidiaries of us and guaranteed by such subsidiaries.

Borrowings under the Credit Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to either (1) SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) 0) (“ABR”) plus 0.875% per annum. We may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. We will pay a commitment fee at a rate of 0.375% per annum on the daily unused portion of the aggregate commitments under the Credit Agreement.

At any time during the Availability Period, the Borrower may propose an increase in the Maximum Commitment to an amount not to exceed the greater of (a) $750.0 million and (b) 150% of shareholders’ equity as of the date on which such increased amount is to be effective, subject to certain conditions, including the consent of the lenders to increase their commitments and of ING.

We have made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the Credit Agreement immediately due and payable.

As of March 31, 2022, we had $50,000 outstanding under the ING Facility. For the period from December 10, 2021 (commencement of operations) to March 31, 2022, our borrowings under the ING Facility bore interest at a weighted average rate of 4.38%. We recorded $65 of interest expense (inclusive of fees) related to the ING Facility for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022.
Secured Borrowings
As of March 31, 2022, we repaid all secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to March 31, 2022. We recorded $248 and $256 of interest expense in connection with secured borrowings for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022, respectively.
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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and SOFR, to the extent our debt investments include floating interest rates.
As of March 31, 2022, 84.5% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2022 was as follows:

	March 31, 2022
($ in thousands)	Fair Value	% of Floating Rate Portfolio
0%	$8,691	8.10%
>0% and <1%	56,682	52.77
1%	42,033	39.13
>1%	—	—
Total	$107,406	100.00%

Based on our Statement of Assets and Liabilities as of March 31, 2022, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$2,561	$(1,250)	$1,311
200	2,012	(1,000)	1,012
150	1,463	(750)	713
100	914	(500)	414
50	409	(250)	159

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the LIBOR , SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of March 31, 2022:

	March 31, 2022
	Debt Investments	Borrowings
LIBOR:
30 day	$41,264	$—
90 day	26,385	—
180 day	8,614	—
SOFR	33,534	50,000
Fixed rate	20,882	—
Total	$130,679	$50,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the period from December 10, 2021 (commencement of operations) to March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in the Company's prospectus dated February 3, 2022, as filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the "Securities Act").

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. We do not currently have investments in companies headquartered or that operate primarily in Russia or Ukraine. However, businesses in the United States and globally have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy, all of which could have an indirect impact on our portfolio companies. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations and that of our portfolio companies. In addition, the effects of the ongoing conflict could heighten many of our known risks described in the Company’s prospectus, dated February 3, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, the Company issued and sold 3,000,000 Class I shares to an affiliate of the Adviser for an aggregate purchase price of $75.0 million, or $25.00 per share, in an offering exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit (a)(2) to the Company's Registration Statement on Form N-2/A (File No. 333-261775), filed on January 20, 2022).
3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company's Registration Statement on Form N-2/A (File No. 333-261775), filed on January 20, 2022).
10.1	Senior Secured Revolving Credit Agreement, dated as of March 25, 2022, among Oaktree Strategic Credit Fund, as Borrower, the lenders party thereto and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 31, 2022).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

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
Date: May 12, 2022