Form 10-Q
period 2022-06-30
Oaktree Strategic Credit Fund
filed 2022-08-11
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2022
Class I shares of beneficial interest, $0.01 par value	12,045,529
Class S shares of beneficial interest, $0.01 par value	1,027,015

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

	PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Statement of Assets and Liabilities as of June 30, 2022 (unaudited)	3
	Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022	4
	Consolidated Statements of Changes in Net Assets (unaudited) for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022	5
	Consolidated Statement of Cash Flows (unaudited) for the period from December 10, 2021 (commencement of operations) to June 30, 2022	6
	Consolidated Schedule of Investments as of June 30, 2022 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4.	Controls and Procedures	50
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52
Signatures		53

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statement of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

June 30, 2022
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost: $328,624)	$316,656
Cash and cash equivalents	167,094
Due from affiliates	621
Interest receivable	1,973
Deferred financing costs	3,482
Deferred offering costs	2,803
Deferred tax asset	28
Other assets	481
Total assets	$493,138
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$913
Subscriptions received in advance	16,359
Due to affiliates	2,289
Interest payable	260
Payables from unsettled transactions	115,350
Credit facility payable	90,000
Total liabilities	225,171
Commitments and contingencies (Note 11)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 11,301 shares issued and outstanding	113
Additional paid-in-capital	277,456
Accumulated distributable earnings (loss)	(9,602)
Total net assets (equivalent to $23.71 per common share) (Note 10)	267,967
Total liabilities and net assets	$493,138
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2022	For the period from December 10, 2021 (commencement of operations) to June 30, 2022
Interest income:
Non-control/Non-affiliate investments	$3,523	$5,059
Interest on cash and cash equivalents	48	48
Total interest income	3,571	5,107
PIK interest income:
Non-control/Non-affiliate investments	10	20
Total PIK interest income	10	20
Fee income:
Non-control/Non-affiliate investments	93	113
Total fee income	93	113
Total investment income	3,674	5,240
Expenses:
Base management fee	286	286
Professional fees	212	415
Board of trustees fees	90	150
Organization expenses	549	549
Amortization of continuous offering costs	255	255
Interest expense	953	1,274
Administrator expense	60	84
General and administrative expenses	121	124
Total expenses	2,526	3,137
Management fees waived (Note 9)	(286)	(286)
Expense support (Note 9)	(804)	(804)
Net expenses	1,436	2,047
Net investment income	2,238	3,193
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(11,946)	(11,968)
Net unrealized appreciation (depreciation)	(11,946)	(11,968)
Realized gains (losses):
Non-control/Non-affiliate investments	(51)	(43)
Net realized gains (losses)	(51)	(43)
Provision for income tax (expense) benefit	(15)	(16)
Net realized and unrealized gains (losses), net of taxes	(12,012)	(12,027)
Net increase (decrease) in net assets resulting from operations	$(9,774)	$(8,834)
Net investment income per common share — basic and diluted	$0.35	$0.79
Earnings (loss) per common share — basic and diluted (Note 5)	$(1.53)	$(2.18)
Weighted average common shares outstanding — basic and diluted	6,407	4,051
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2022	For the period from December 10, 2021 (commencement of operations) to June 30, 2022
Operations:
Net investment income	$2,238	$3,193
Net unrealized appreciation (depreciation)	(11,946)	(11,968)
Net realized gains (losses)	(51)	(43)
Provision for income tax (expense) benefit	(15)	(16)
Net increase (decrease) in net assets resulting from operations	(9,774)	(8,834)
Capital share transactions:
Distributions to shareholders	—	(768)
Capital contributions	177,569	277,569
Net increase (decrease) in net assets from capital share transactions	177,569	276,801
Total increase (decrease) in net assets	167,795	267,967
Net assets at beginning of period	100,172	—
Net assets at end of period	$267,967	$267,967
Net asset value per common share	$23.71	$23.71
Common shares outstanding at end of period	11,301	11,301

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

For the period from December 10, 2021 (commencement of operations) to June 30, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(8,834)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	11,968
Net realized (gains) losses	43
PIK interest income	(20)
Accretion of original issue discount on investments	(441)
Amortization of deferred financing costs	176
Amortization of deferred offering costs	255
Deferred taxes	(28)
Purchases of investments	(342,878)
Proceeds from the sales and repayments of investments	14,677
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(621)
(Increase) decrease in interest receivable	(1,973)
(Increase) decrease in other assets	(481)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	304
Increase (decrease) in due to affiliates	942
Increase (decrease) in interest payable	260
Increase (decrease) in payables from unsettled transactions	115,350
Net cash used in operating activities	(211,301)
Financing activities:
Distributions paid in cash	(768)
Borrowings under credit facility	90,000
Borrowings of secured borrowings	44,588
Proceeds from secured borrowings	(44,588)
Proceeds from issuance of common shares	277,569
Deferred financing costs paid	(3,658)
Deferred offering costs paid	(1,102)
Subscriptions received in advance	16,359
Net cash provided by financing activities	378,400
Effect of exchange rate changes on foreign currency	(5)
Net increase (decrease) in cash and cash equivalents	167,094
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$167,094
Supplemental information:
Cash paid for interest	$838
Non-cash financing activities:
Deferred offering costs incurred	$1,956
Reconciliation to the Statement of Assets and Liabilities	June 30, 2022
Cash and cash equivalents	$167,094
Total cash and cash equivalents	$167,094

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	5.32%		$1,995	$1,915	$1,889	(5)
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	9.32%		4,000	3,980	3,840	(5)
				5,895	5,729
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	9.35%		4,563	4,478	4,394	(5)(8)
4,560 Common Units in RD Holding LP				428	410	(8)
				4,906	4,804
Altice Financing S.A.		Integrated Telecommunication Services
Fixed Rate Bond, 5.75% cash due 8/15/2029			200	165	161	(10)
				165	161
Altice France S.A.		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	5.41%		2,000	1,905	1,833	(5)(10)
Fixed Rate Bond, 5.50% cash due 10/15/2029			1,450	1,233	1,112	(10)
				3,138	2,945
American Auto Auction Group, LLC		Consumer Finance
Second Lien Term Loan, SOFR+8.75% cash due 1/2/2029	10.80%		6,901	6,771	6,694	(5)(8)
				6,771	6,694
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%		3,990	3,970	3,783	(5)
				3,970	3,783
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	6.00%		6,680	5,621	5,360	(5)
				5,621	5,360
APX Group Inc.		Electrical Components & Equipment
Fixed Rate Bond, 5.75% cash due 7/15/2029			275	228	213	(10)
				228	213
ASP Unifrax Holdings, Inc.		Trading Companies & Distributors
First Lien Term Loan, LIBOR+3.75% cash due 12/12/2025	6.00%		4,109	3,951	3,657	(5)
Fixed Rate Bond, 7.50% cash due 9/30/2029			1,200	1,157	835
Fixed Rate Bond, 5.25% cash due 9/30/2028			250	221	200
				5,329	4,692
ASP-R-PAC Acquisition Co LLC		Paper Packaging
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	7.67%		4,923	4,833	4,805	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 12/29/2027			—	(11)	(14)	(5)(8)(9)(10)
				4,822	4,791
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	6.92%		5,861	5,663	5,123	(5)
				5,663	5,123
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	6.92%		7,000	6,338	5,982	(5)
				6,338	5,982
athenahealth Group Inc.		Health Care Technology
5,809 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				5,693	5,347	(8)
				5,693	5,347

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
BioXcel Therapeutics, Inc.		Pharmaceuticals
First Lien Term Loan, 10.25% cash due 4/19/2027			$3,130	$2,998	$3,004	(8)(10)
First Lien Delayed Draw Term Loan, 10.25% cash due 4/19/2027			—	—	—	(8)(9)(10)
First Lien Revenue Interest Financing Delayed Draw Term Loan due 9/30/2032			—	—	—	(5)(8)(9)(10)
12,453 Common Stock Warrants (exercise price $20.04) expiration date 4/19/2029				74	71	(8)(10)
				3,072	3,075
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+3.75% cash due 10/2/2025	5.42%		3,988	3,794	3,726	(5)
				3,794	3,726
BYJU's Alpha, Inc.		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 11/24/2026	7.01%		4,987	4,938	4,264	(5)(10)
				4,938	4,264
Carvana Co.		Automotive Retail
Fixed Rate Bond, 5.625% cash due 10/1/2025			800	688	616	(10)
				688	616
CCO Holdings LLC		Cable & Satellite
Fixed Rate Bond, 4.50% cash due 5/1/2032			1,281	1,060	1,042	(10)
				1,060	1,042
Cengage Learning, Inc.		Education Services
First Lien Term Loan, LIBOR+4.75% cash due 7/14/2026	5.75%		3,611	3,420	3,268	(5)
				3,420	3,268
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.67%		4,938	4,920	4,885	(5)
				4,920	4,885
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.92%		3,990	3,957	3,966	(5)
				3,957	3,966
Clear Channel Outdoor Holdings, Inc.		Advertising
First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	4.74%		4,987	4,570	4,310	(5)(10)
Fixed Rate Bond, 5.125% cash due 8/15/2027			726	623	615	(10)
Fixed Rate Bond, 7.75% cash due 4/15/2028			174	167	127	(10)
				5,360	5,052
CommScope Technologies LLC		Communications Equipment
Fixed Rate Bond, 5.00% cash due 3/15/2027			500	424	370	(10)
Fixed Rate Bond, 6.00% cash due 6/15/2025			500	452	433	(10)
				876	803
Condor Merger Sub Inc.		Systems Software
Fixed Rate Bond, 7.375% cash due 2/15/2030			4,527	4,501	3,693
				4,501	3,693
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 12/11/2026	5.17%		1,995	1,878	1,842	(5)(10)
				1,878	1,842
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	6.67%		4,987	4,512	4,289	(5)
				4,512	4,289
Delivery Hero FinCo LLC		Internet & Direct Marketing Retail
First Lien Term Loan, SOFR+5.75% cash due 8/12/2027	6.88%		3,000	2,955	2,828	(5)(10)
				2,955	2,828

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	5.92%		$1,995	$1,920	$1,917	(5)
				1,920	1,917
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	6.67%		7,812	7,486	7,214	(5)
				7,486	7,214
Domtar Corp		Paper Products
First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	6.69%		2,985	2,960	2,881	(5)
				2,960	2,881
DTI Holdco, Inc.		Research & Consulting Services
First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	6.28%		8,000	7,730	7,511	(5)
				7,730	7,511
Eagle Parent Corp.		Industrial Machinery
First Lien Term Loan, SOFR+4.25% cash due 4/1/2029	6.30%		2,993	2,920	2,878	(5)
				2,920	2,878
Establishment Labs Holdings Inc.		Health Care Technology
First Lien Term Loan, 9.00% cash due 4/21/2027			10,136	9,985	9,983	(8)(10)
First Lien Delayed Draw Term Loan, 9.00% cash due 4/21/2027			—	3	3	(8)(9)(10)
				9,988	9,986
Frontier Communications Holdings, LLC		Integrated Telecommunication Services
Fixed Rate Bond, 6.00% cash due 1/15/2030			2,517	2,256	1,944	(10)
				2,256	1,944
Gibson Brands, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	6.41%		4,980	4,800	4,258	(5)(8)
				4,800	4,258
Grove Hotel Parcel Owner, LLC		Hotels, Resorts & Cruise Lines
First Lien Term Loan, SOFR+8.00% cash due 6/21/2027	9.45%		17,684	17,332	17,330	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+8.00% cash due 6/21/2027			—	(70)	(71)	(5)(8)(9)
First Lien Revolver, SOFR+8.00% cash due 6/21/2027			—	(35)	(35)	(5)(8)(9)
				17,227	17,224
Harbor Purchaser Inc.		Education Services
First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	6.88%		8,550	8,189	7,775	(5)
				8,189	7,775
Impel Neuropharma, Inc.		Health Care Technology
First Lien Revenue Interest Financing Term Loan due 2/15/2031			4,768	4,768	4,768	(5)(8)
First Lien Term Loan, SOFR+8.75% cash due 3/17/2027	10.95%		4,768	4,678	4,682	(5)(8)
				9,446	9,450
Innocoll Pharmaceuticals Limited		Health Care Technology
First Lien Term Loan, 11.00% cash due 1/26/2027			4,316	4,139	4,046	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 1/26/2027			—	—	—	(8)(9)(10)
36,087 Tranche A Warrant Shares (exercise price $4.23) expiration date 1/26/2029				85	79	(8)(10)
				4,224	4,125

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Iris Holding, Inc.		Metal & Glass Containers
First Lien Term Loan, SOFR+4.75% cash due 6/28/2028	6.86%		$5,000	$4,600	$4,579	(5)(8)(10)
				4,600	4,579
Kings Buyer, LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+6.50% cash due 10/29/2027	8.75%		4,864	4,815	4,742	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 10/29/2027	8.75%		235	228	218	(5)(8)(9)
				5,043	4,960
LABL Inc		Office Services & Supplies
First Lien Term Loan, LIBOR+5.00% cash due 10/29/2028	6.67%		5,708	5,464	5,301	(5)
				5,464	5,301
LSL Holdco, LLC		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 1/31/2028	7.67%		9,134	8,964	8,860	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/31/2028	7.67%		406	387	376	(5)(8)(9)
				9,351	9,236
LTI Holdings, Inc.		Electronic Components
First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	5.17%		6,982	6,648	6,515	(5)
				6,648	6,515
McAfee Corp.		Systems Software
First Lien Term Loan, SOFR+4.00% cash due 3/1/2029	5.15%		7,000	6,568	6,393	(5)
				6,568	6,393
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			2,274	2,084	2,012	(8)(10)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	—	—	(8)(9)(10)
66,347 Warrant Shares (exercise price $7.26) expiration date 11/19/2028				152	44	(8)(10)
				2,236	2,056
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Delayed Draw Term Loan, SOFR+6.00% cash due 7/21/2027	8.23%		1,660	1,590	1,527	(5)(8)(9)
				1,590	1,527
MRI Software LLC		Application Software
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(18)	(140)	(5)(8)(9)
				(18)	(140)
NFP Corp.		Other Diversified Financial Services
Fixed Rate Bond 6.875% cash due 8/15/2028			2,284	2,151	1,891
				2,151	1,891
OEConnection LLC		Application Software
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	8.60%		5,355	5,258	5,141	(5)(8)
				5,258	5,141
OFSI BSL CLO XI, Ltd.		Multi-Sector Holdings
Class E Notes, SOFR+7.60% cash due 7/18/2031	9.12%		2,500	2,150	2,150	(5)(8)(10)
				2,150	2,150
Peloton Interactive, Inc.		Leisure Products
First Lien Term Loan, SOFR+6.50% cash due 5/25/2027	8.35%		7,000	6,728	6,689	(5)(10)
				6,728	6,689
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	8.00%		8,300	8,152	8,134	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026	9.25%		705	691	689	(5)(8)(9)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(7)	(8)	(5)(8)(9)
				8,836	8,815

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+8.50% cash due 3/4/2025	10.01%		$5,800	$5,645	$5,684	(5)(8)
				5,645	5,684
Radiology Partners Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.25% cash due 7/9/2025	5.89%		6,253	5,863	5,639	(5)
Fixed Rate Bond, 9.25% cash due 2/1/2028			1,950	1,938	1,467
				7,801	7,106
Renaissance Holding Corp.		Diversified Banks
First Lien Term Loan, LIBOR+3.25% cash due 5/30/2025	4.92%		2,244	2,138	2,132	(5)
				2,138	2,132
RP Escrow Issuer LLC		Health Care Distributors
Fixed Rate Bond, 5.25% cash due 12/15/2025			333	304	288
				304	288
SM Wellness Holdings, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.75% cash due 4/17/2028	5.89%		6,445	6,235	6,219	(5)(8)
				6,235	6,219
SPX Flow, Inc.		Industrial Machinery
First Lien Term Loan, SOFR+4.50% cash due 4/5/2029	6.13%		8,447	8,101	7,894	(5)
				8,101	7,894
Surgery Center Holdings, Inc.		Health Care Facilities
First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	4.95%		6,995	6,728	6,538	(5)
				6,728	6,538
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	9.17%		6,560	6,374	6,155	(5)
				6,374	6,155
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	8.92%		4,000	3,980	3,947	(5)
				3,980	3,947
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	7.67%		8,592	8,432	8,335	(5)(8)
				8,432	8,335
Uniti Group LP		Specialized REITs
Fixed Rate Bond, 6.50% cash due 2/15/2029			1,750	1,609	1,287	(10)
Fixed Rate Bond, 4.75% cash due 4/15/2028			700	601	577	(10)
				2,210	1,864
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.99%		7,744	7,295	6,508	(5)
				7,295	6,508
WWEX Uni Topco Holdings, LLC		Air Freight & Logistics
First Lien Term Loan, LIBOR+4.00% cash due 7/26/2028	5.46%		6,982	6,593	6,380	(5)
				6,593	6,380
Zayo Group Holdings, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.00% cash due 3/9/2027	4.67%		6,000	5,513	5,388	(5)
Fixed Rate Bond, 6.125% cash due 3/1/2028			534	476	387
Fixed Rate Bond, 4.00% cash due 3/1/2027			700	578	582
				6,567	6,357
Total Non-Control/Non-Affiliate Investments (118.2% of net assets)				$328,624	$316,656
Cash and Cash Equivalents (62.4% of net assets)				$167,094	$167,094
Total Portfolio Investments, Cash and Cash Equivalents (180.5% of net assets)				$495,718	$483,750

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2022
(dollar amounts in thousands)
(unaudited)

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Each of the Company's investments is pledged as collateral under the Company's senior secured credit facility.
(4)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans are also indexed to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate) ("SOFR"). The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 1.67%, the 90-day LIBOR at 2.25%, the 180-day LIBOR at 2.88%, the 360-day LIBOR at 3.61%, the 30-day SOFR at 1.53% and the 90-day SOFR at 2.05%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(8)As of June 30, 2022, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2022, qualifying assets represented 87.5% of the Company's total assets and non-qualifying assets represented 12.5% of the Company's total assets.

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

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest (“Common Shares”) at $0.01 per share par value. The Company offers on a continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the Securities and Exchange Commission. The Company offers to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.

The Company accepted purchase orders and held investors’ funds in an interest-bearing escrow account until the Company received purchase orders for Common Shares of at least $100.0 million, excluding subscriptions by Oaktree Fund GP I, L.P. in respect of the Class I shares purchased by Oaktree Fund GP I, L.P. prior to March 31, 2022, in any combination of purchases of Class S shares, Class D shares and Class I shares.

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of June 30, 2022, the Company has issued and sold 11,301,370 Class I shares for an aggregate purchase price of $277.6 million of which, $100.0 million was purchased by an affiliate of the Adviser.

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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax asset," and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "accounts payable, accrued expenses and other liabilities," "subscriptions received in advance," "interest payable," "payables from unsettled transactions" and "due to affiliates" approximate fair value due to their short maturities.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2022, there were no investments on non-accrual status.
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
Organization and Offering Costs

Costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of Common Shares of the Company are capitalized as "deferred offering costs" on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence.

For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Company expensed organization costs of $549. As of June 30, 2022, the Company incurred $3,058 of offering costs which were capitalized. For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Company amortized offering costs of $255.
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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of June 30, 2022, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.
Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2022, the fair value of the Company's investment portfolio was $316.7 million and was composed of investments in 67 portfolio companies.
As of June 30, 2022, the Company's investment portfolio consisted of the following:

	June 30, 2022
Cost:		% of Total Investments
Senior Secured Debt	$305,191	92.88%
Subordinated Debt	17,001	5.17%
Preferred Equity	5,693	1.73%
Common Equity	739	0.22%
Total	$328,624	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2022
Fair Value:		% of Total Investments	% of Net Assets
Senior Secured Debt	$296,194	93.54%	110.53%
Subordinated Debt	14,511	4.58%	5.42%
Preferred Equity	5,347	1.69%	2.00%
Common Equity	604	0.19%	0.23%
Total	$316,656	100.00%	118.17%

The composition of the Company's debt investments as of June 30, 2022 by floating rates and fixed rates was as follows:

	June 30, 2022
	Fair Value	% of Debt Investments
Floating rate	$273,817	88.13%
Fixed rate	36,888	11.87%
Total	$310,705	100.00%

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

	June 30, 2022
Cost:		% of Debt Investments
United States	$305,562	92.98%
Costa Rica	9,988	3.04%
India	4,938	1.50%
France	3,303	1.01%
Germany	2,955	0.90%
United Kingdom	1,878	0.57%
Total	$328,624	100.00%

	June 30, 2022
Fair Value:		% of Total Investments	% of Net Assets
United States	$294,630	93.05%	109.95%
Costa Rica	9,986	3.15%	3.73%
India	4,264	1.35%	1.59%
France	3,106	0.98%	1.16%
Germany	2,828	0.89%	1.06%
United Kingdom	1,842	0.58%	0.69%
Total	$316,656	100.00%	118.17%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2022 was as follows:

	June 30, 2022
Cost:		% of Total Investments
Health Care Technology	$29,351	8.95%
Application Software	19,821	6.03%
Health Care Distributors	17,456	5.31%
Hotels, Resorts & Cruise Lines	17,227	5.24%
Industrial Machinery	16,666	5.07%
Systems Software	14,863	4.52%
Education Services	11,609	3.53%
Leisure Products	11,528	3.51%
Distributors	10,796	3.29%
Oil & Gas Refining & Marketing	8,877	2.70%
Leisure Facilities	8,836	2.69%
Cable & Satellite	8,546	2.60%
Alternative Carriers	8,445	2.57%
Health Care Supplies	8,432	2.57%
Research & Consulting Services	7,730	2.35%
Diversified Support Services	7,485	2.28%
Aerospace & Defense	7,295	2.22%
Consumer Finance	6,771	2.06%
Health Care Facilities	6,728	2.05%
Electronic Components	6,648	2.02%
Air Freight & Logistics	6,593	2.01%
Restaurants	6,374	1.94%
Property & Casualty Insurance	6,338	1.93%
Health Care Services	6,235	1.90%
Personal Products	5,621	1.71%
Integrated Telecommunication Services	5,559	1.69%
Office Services & Supplies	5,464	1.66%
Advertising	5,360	1.63%
Trading Companies & Distributors	5,329	1.62%
Environmental & Facilities Services	5,043	1.53%
Paper Packaging	4,822	1.47%
Metal & Glass Containers	4,600	1.40%
IT Consulting & Other Services	4,512	1.37%
Pharmaceuticals	3,072	0.93%
Paper Products	2,960	0.90%
Internet & Direct Marketing Retail	2,955	0.90%
Biotechnology	2,236	0.68%
Specialized REITs	2,210	0.67%
Other Diversified Financial Services	2,151	0.65%
Multi-Sector Holdings	2,150	0.65%
Diversified Banks	2,138	0.65%
Communications Equipment	876	0.27%
Automotive Retail	688	0.21%
Electrical Components & Equipment	228	0.07%
Total	$328,624	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2022
Fair Value:		% of Total Investments	% of Net Assets
Health Care Technology	$28,908	9.15%	10.76%
Application Software	18,335	5.79%	6.84%
Hotels, Resorts & Cruise Lines	17,224	5.44%	6.43%
Health Care Distributors	16,630	5.25%	6.21%
Industrial Machinery	16,456	5.20%	6.14%
Systems Software	13,812	4.36%	5.15%
Education Services	11,043	3.49%	4.12%
Leisure Products	10,947	3.46%	4.09%
Distributors	10,504	3.32%	3.92%
Oil & Gas Refining & Marketing	8,851	2.80%	3.30%
Leisure Facilities	8,815	2.78%	3.29%
Health Care Supplies	8,335	2.63%	3.11%
Cable & Satellite	8,256	2.61%	3.08%
Alternative Carriers	8,199	2.59%	3.06%
Research & Consulting Services	7,511	2.37%	2.80%
Diversified Support Services	7,256	2.29%	2.71%
Consumer Finance	6,694	2.11%	2.50%
Health Care Facilities	6,538	2.06%	2.44%
Electronic Components	6,515	2.06%	2.43%
Aerospace & Defense	6,508	2.06%	2.43%
Air Freight & Logistics	6,380	2.01%	2.38%
Health Care Services	6,219	1.96%	2.32%
Restaurants	6,155	1.94%	2.30%
Property & Casualty Insurance	5,982	1.89%	2.23%
Personal Products	5,360	1.69%	2.00%
Office Services & Supplies	5,301	1.67%	1.98%
Advertising	5,052	1.60%	1.89%
Integrated Telecommunication Services	5,050	1.59%	1.88%
Environmental & Facilities Services	4,960	1.57%	1.85%
Paper Packaging	4,791	1.51%	1.79%
Trading Companies & Distributors	4,692	1.48%	1.75%
Metal & Glass Containers	4,579	1.45%	1.71%
IT Consulting & Other Services	4,289	1.35%	1.60%
Pharmaceuticals	3,075	0.97%	1.15%
Paper Products	2,881	0.91%	1.08%
Internet & Direct Marketing Retail	2,828	0.89%	1.06%
Multi-Sector Holdings	2,150	0.68%	0.80%
Diversified Banks	2,132	0.67%	0.80%
Biotechnology	2,056	0.65%	0.77%
Other Diversified Financial Services	1,891	0.60%	0.71%
Specialized REITs	1,864	0.59%	0.70%
Communications Equipment	803	0.25%	0.30%
Automotive Retail	616	0.19%	0.23%
Electrical Components & Equipment	213	0.07%	0.08%
Total	$316,656	100.00%	118.17%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2022 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$175,979	$120,215	$296,194
Subordinated debt	—	12,361	2,150	14,511
Common equity	—	—	604	604
Preferred equity	—	—	5,347	5,347
Total investments at fair value	$—	$188,340	$128,316	$316,656

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
The following table provides a roll-forward of the changes in fair value from March 31, 2022 to June 30, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of March 31, 2022	$77,000	$—	$5,760	$647	$83,407
Purchases	45,437	2,150	—	74	47,661
Sales and repayments	(3,880)	—	—	—	(3,880)
Transfers in (a)	2,944	—	—	—	2,944
Capitalized PIK interest income	10	—	—	—	10
Accretion of OID	201	—	—	—	201
Net unrealized appreciation (depreciation)	(1,497)	—	(413)	(117)	(2,027)
Fair value as of June 30, 2022	$120,215	$2,150	$5,347	$604	$128,316
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the three months ended June 30, 2022	$(1,497)	$—	$(413)	$(117)	$(2,027)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended June 30, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the changes in fair value from December 10, 2021 (commencement of operations) to June 30, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Purchases	$133,553	$2,150	$5,693	$767	$142,163
Sales and repayments	(12,156)	—	—	(28)	(12,184)
Capitalized PIK interest income	20	—	—	—	20
Accretion of OID	306		—	—	306
Net unrealized appreciation (depreciation)	(1,508)		(346)	(135)	(1,989)
Fair value as of June 30, 2022	$120,215	$2,150	$5,347	$604	$128,316
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the period from December 10, 2021 (commencement of operations) to June 30, 2022	$(1,508)	$—	$(346)	$(135)	$(1,989)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of June 30, 2022:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$71,398	Market Yield	Market Yield	(b)	10.0%	-	16.0%	12.4%
	27,207	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	21,610	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	2,150	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Common equity & preferred equity	5,880	Enterprise Value	EBITDA Multiple	(e)	10.0x	-	15.0x	14.3x
	71	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$128,316
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participant would take into account market yield when pricing the investment.
(c) Used when there is an observable transaction or pending event for the investment.
(d) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Adviser.
(e) Used when market participant would use such multiple when pricing the investment.

Note 4. Fee Income
For the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Company recorded total fee income of $93 and $113, respectively, of which $20 and $40, respectively, was recurring in nature. Recurring fee income consisted of servicing fees and exit fees.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022:

(Share amounts in thousands)	Three months ended June 30, 2022	For the period from December 10, 2021 (commencement of operations) to June 30, 2022
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(9,774)	$(8,834)
Weighted average common shares outstanding	6,407	4,051
Earnings (loss) per common share — basic and diluted	$(1.53)	$(2.18)

Changes in Net Assets
The following table presents the changes in net assets for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Capital contributions	1,000	$10	$24,990	$—	$25,000
Net investment income	—	—	—	75	75
Net unrealized appreciation (depreciation)	—	—	—	(3)	(3)
Balance at December 31, 2021	1,000	$10	$24,990	$72	$25,072
Capital contributions	3,000	30	74,970	—	75,000
Net investment income	—	—	—	880	880
Net unrealized appreciation (depreciation)	—	—	—	(19)	(19)
Net realized gains (losses)	—	—	—	8	8
Provision for income tax (expense) benefit	—	—	—	(1)	(1)
Distributions to shareholders	—	—	—	(768)	(768)
Balance at March 31, 2022	4,000	$40	$99,960	$172	$100,172
Capital contributions	7,301	73	177,496	—	177,569
Net investment income	—	—	—	2,238	2,238
Net unrealized appreciation (depreciation)	—	—	—	(11,946)	(11,946)
Net realized gains (losses)	—	—	—	(51)	(51)
Provision for income tax (expense) benefit	—	—	—	(15)	(15)
Balance at June 30, 2022	11,301	$113	$277,456	$(9,602)	$267,967

Capital Activity
As of June 30, 2022, the Company has issued and sold 11,301,370 Class I shares for an aggregate purchase price of $277.6 million.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Net Asset Value per Share and Offering Price
The Company determines net asset value ("NAV") per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I shares utilized as the purchase price for shares issued and sold after the Company broke escrow:

Class I Shares
NAV per share as of May 31, 2022	$24.32
NAV per share as of June 30, 2022	$23.71
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
Share Repurchase Program
Beginning no later than the first full calendar quarter from June 1, 2022, the date on which the Company broke escrow for the initial offering of Common Shares, and at the discretion of the Board, the Company intends to commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
There were no share repurchases during the three months ended June 30, 2022 or the period from December 10, 2021 (commencement of operations) to June 30, 2022.

Note 6. Borrowings

ING Facility

On March 25, 2022 (the “ING Closing Date”), the Company entered into a senior secured revolving credit agreement (the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent.

Effective on and as of May 25, 2022, the Company entered into an incremental commitment and assumption agreement (the “Incremental Commitment and Assumption Agreement”) among the Company, as borrower, the subsidiary guarantor party

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

thereto (the “Subsidiary Guarantor”), ING, as administrative agent and issuing bank, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD, (together with Sumitomo Mitsui Banking Corporation, the “Assuming Lenders”). Pursuant to the Incremental Commitment and Assumption Agreement, among other things, each Assuming Lender (i) became a Lender (as defined in the ING Credit Agreement) under the ING Credit Agreement and (ii) agreed to make a Commitment (as defined in the ING Credit Agreement) to the Company in the amount of $150 million. The Incremental Commitment and Assumption Agreement increases the aggregate amount of Commitments under the Credit Agreement from $150 million to $450 million (the "Maximum Commitment"), subject to the lesser of (i) a borrowing base and (ii) the Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “Availability Period”) during which loans may be made and the Credit Agreement has a stated maturity dated that is five years from the ING Closing Date (the “Maturity Date”). Following the Availability Period the Company will be required in certain circumstances to prepay loans prior to the Maturity Date. The Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowing under the Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the sole current and certain future subsidiaries of the Company and guaranteed by such subsidiaries.

Borrowings under the Credit Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to either (1) SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) 0) (“ABR”) plus 0.875% per annum. The Company may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company will pay a commitment fee at a rate of 0.375% per annum on the daily unused portion of the aggregate commitments under the Credit Agreement.

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

As of June 30, 2022, the Company had $90.0 million outstanding under the ING Facility. For the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Company’s borrowings under the ING Facility bore interest at a weighted average rate of 3.38%. The Company recorded $953 and $1,018 of interest expense (inclusive of fees), related to the ING Facility for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, respectively.

Secured Borrowings

As of June 30, 2022, the Company repaid all secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to June 30, 2022. The Company recorded $256 of interest expense in connection with secured borrowings for the period from December 10, 2021 (commencement of operations) to June 30, 2022. There was no interest expense for the three months ended June 30, 2022.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022:

	Three months ended June 30, 2022	For the period from December 10, 2021 (commencement of operations) to June 30, 2022
Net increase (decrease) in net assets resulting from operations	$(9,774)	$(8,834)
Net unrealized (appreciation) depreciation	11,946	11,968
Other book/tax differences	(191)	(190)
Taxable income (1)	$1,981	$2,944
__________________
(1)The Company's taxable income for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2022. The final taxable income may be different than the estimate.
For the three months ended June 30, 2022, the Company recognized a total provision for income tax expense of $15, which was comprised of a deferred income tax benefit of $29 that resulted from unrealized depreciation on an investment held by a wholly-owned taxable subsidiary and a current tax expense of $44.
For the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Company recognized a total provision for income tax expense of $16, which was comprised of a deferred income tax benefit of $28 that resulted from unrealized depreciation on an investment held by a wholly-owned taxable subsidiary and a current tax expense of $44.
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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company's total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company has operations, net assets will be measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser has agreed to waive its management fee for the first six months following June 1, 2022, the date on which the Company broke escrow for the initial offering. For each

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, base management fees representing $286 were fully waived.
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

The Adviser has agreed to waive the Investment Income Incentive Fee for the first six months following June 1, 2022, the date on which the Company broke escrow for the initial offering.

For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, there was no Investment Income Incentive Fee.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, there was no accrued Capital Gains Incentive Fee.

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

For the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Company incurred $115 and $145 of expenses, respectively, under the Administration Agreement, of which $60 and $84, respectively, was included in administrator expense, $13 and $19, respectively, was included in general and administrative expenses and $42 and $42, respectively, was included in organization expenses and amortization of offering costs on the Consolidated Statements of Operations.

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

Expense Support and Conditional Reimbursement Agreement

Effective as of February 3, 2022, the Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain expenses (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

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

For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Adviser made Expense Payments in the amount of $804. For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Adviser waived its right to receive a Reimbursement Payment from the Company as of June 30, 2022 and no Reimbursement Payments were made to the Advisor.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

	Three months ended June 30, 2022	For the period from December 10, 2021 (commencement of operations) to June 30, 2022
	Class I	Class I
Net asset value at beginning of period	$25.04	$—
Capital contribution	—	25.00
Net investment income (1)	0.35	0.79
Net unrealized appreciation (depreciation) (1)(2)	(1.67)	(1.75)
Net realized gains (losses) (1)	(0.01)	(0.01)
Distributions of net investment income to shareholders	—	(0.32)
Net asset value at end of period	$23.71	$23.71
Total return (3)	(5.31)%	(3.95)%
Common shares outstanding at beginning of the period or the commencement date	4,000	1,000
Common shares outstanding at end of period	11,301	11,301
Net assets at the beginning of the period or the commencement date	$100,172	$25,000
Net assets at end of period	$267,967	$267,967
Average net assets (4)	$153,663	$98,489
Ratio of net investment income to average net assets (5)	1.46%	3.24%
Ratio of total expenses to average net assets (5)	1.64%	3.19%
Ratio of net expenses to average net assets (5)	0.93%	2.08%
Ratio of portfolio turnover to average investments at fair value (5)	2.62%	12.13%
Weighted average outstanding debt	$71,099	$47,989
Average debt per share (1)	$11.10	$11.85
Asset coverage ratio (6)	397.74%	397.74%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	The amount shown does not correspond with the net unrealized appreciation on investments for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022 as it includes the effect of the timing of equity issuances.
(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022 have not been annualized for purposes of this ratio. Total expenses to average net assets is prior to management fee waivers and expense support provided by the Adviser.
(6)	Based on outstanding senior securities of $90.0 million as of June 30, 2022.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2022, off-balance sheet arrangements consisted of $36,557 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities.

June 30, 2022
BioXcel Therapeutics, Inc.	$8,272
MRI Software LLC	7,000
Grove Hotel Parcel Owner, LLC	5,305
Establishment Labs Holdings Inc.	5,068
Innocoll Pharmaceuticals Limited	3,984
MHE Intermediate Holdings, LLC	3,693
Mesoblast, Inc.	1,125
LSL Holdco, LLC	609
ASP-R-PAC Acquisition Co LLC	588
PFNY Holdings, LLC	483
Kings Buyer, LLC	430
$36,557

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the period from December 10, 2021 (commencement of operations) to June 30, 2022, except as discussed below.

Share Issuance

On July 1, 2022, the Company issued and sold 744,159 Class I shares for proceeds of $17,644 and 1,027,015 Class S shares for proceeds of $24,351.

July Distribution

On July 20, 2022, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1640	$—	$0.1640
Class S shares	$0.1640	$0.0168	$0.1472

The distribution is payable to shareholders of record as of July 31, 2022 and will be paid on or about August 29, 2022. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

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

We have the authority to issue an unlimited number of common shares of beneficial interest (“Common Shares”) at $0.01 per share par value. We are offering on a best efforts, continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the SEC. We offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.

We accepted purchase orders and held investors’ funds in an interest-bearing escrow account until we received purchase orders for Common Shares of at least $100.0 million, excluding subscriptions by Oaktree Fund GP I, L.P. in respect of the Class I shares purchased by Oaktree Fund GP I, L.P. prior to March 31, 2022, in any combination of purchases of Class S shares, Class D shares and Class I shares.

As of June 1, 2022, we had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of June 30, 2022, we have issued and sold 11,301,370 Class I shares for an aggregate purchase price of $277.6 million of which, $100.0 million was purchased by an affiliate of the Adviser.
Business Environment and Developments
Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession, the current conflict in Ukraine and the ongoing uncertainty related to the COVID-19 pandemic have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials and transportation sectors, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
We are unable to predict the full effects of these macroeconomic events or how long any further market disruptions or volatility might last. We continue to closely monitor the impact these events have on our business, industry and portfolio companies and will provide constructive solutions where necessary.

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

As of June 30, 2022, 88.1% of our debt investment portfolio (at fair value) and 87.6% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate (“LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans are also indexed to the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. In July 2017, the head of the United Kingdom Financial Conduct Authority (the "FCA") announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021 the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. The FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. Although there have been issuances utilizing SOFR, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax asset," and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "accounts payable, accrued expenses and other liabilities," "subscriptions received in advance," "interest payable," "payables from unsettled transactions" and "due to affiliates" approximate fair value due to their short maturities.
As of June 30, 2022, we held $316.7 million of investments at fair value.
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
As of June 30, 2022, there were no investments on non-accrual status.

Portfolio Composition

As of June 30, 2022, the fair value of our investment portfolio was $316.7 million and was composed of investments in 67 portfolio companies.
As of June 30, 2022, our investment portfolio consisted of the following:

June 30, 2022
Cost:
Senior Secured Debt	92.88%
Subordinated Debt	5.17%
Preferred Equity	1.73%
Common Equity	0.22%
Total	100.00%

June 30, 2022
Fair Value:
Senior Secured Debt	93.54%
Subordinated Debt	4.58%
Preferred Equity	1.69%
Common Equity	0.19%
Total	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

June 30, 2022
Fair Value:
Health Care Technology	9.15%
Application Software	5.79%
Hotels, Resorts & Cruise Lines	5.44%
Health Care Distributors	5.25%
Industrial Machinery	5.20%
Systems Software	4.36%
Education Services	3.49%
Leisure Products	3.46%
Distributors	3.32%
Oil & Gas Refining & Marketing	2.80%
Leisure Facilities	2.78%
Health Care Supplies	2.63%
Cable & Satellite	2.61%
Alternative Carriers	2.59%
Research & Consulting Services	2.37%
Diversified Support Services	2.29%
Consumer Finance	2.11%
Health Care Facilities	2.06%
Electronic Components	2.06%
Aerospace & Defense	2.06%
Air Freight & Logistics	2.01%
Health Care Services	1.96%
Restaurants	1.94%
Property & Casualty Insurance	1.89%
Personal Products	1.69%
Office Services & Supplies	1.67%
Advertising	1.60%
Integrated Telecommunication Services	1.59%
Environmental & Facilities Services	1.57%
Paper Packaging	1.51%
Trading Companies & Distributors	1.48%
Metal & Glass Containers	1.45%
IT Consulting & Other Services	1.35%
Pharmaceuticals	0.97%
Paper Products	0.91%
Internet & Direct Marketing Retail	0.89%
Multi-Sector Holdings	0.68%
Diversified Banks	0.67%
Biotechnology	0.65%
Other Diversified Financial Services	0.60%
Specialized REITs	0.59%
Communications Equipment	0.25%
Automotive Retail	0.19%
Electrical Components & Equipment	0.07%
Total	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

June 30, 2022
United States	93.05%
Costa Rica	3.15%
India	1.35%
France	0.98%
Germany	0.89%
United Kingdom	0.58%
Total	100.00%

See the Schedule of Investments as of June 30, 2022 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
For the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022

Investment Income
Total investment income for the three months ended June 30, 2022 was $3,674 and consisted of $3,581 of interest income primarily from portfolio investments (including $10 of PIK interest income) and $93 of fee income.
Total investment income for the period from December 10, 2021 (commencement of operations) to June 30, 2022 was $5,240 and consisted of $5,127 of interest income primarily from portfolio investments (including $20 of PIK interest income) and $113 of fee income. Based on fair value as of June 30, 2022, the weighted average yield on our debt investments was 8.3%.

Expenses
Net expenses for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022 were $1,436 and $2,047, respectively, and consisted of the following:

	Three months ended June 30, 2022	For the period from December 10, 2021 (commencement of operations) to June 30, 2022
Expenses:
Base management fee	$286	$286
Professional fees	212	415
Board of trustees fees	90	150
Organization expenses	549	549
Amortization of continuous offering costs	255	255
Interest expense	953	1,274
Administrator expense	60	84
General and administrative expenses	121	124
Total expenses	$2,526	$3,137
Management fees waived	(286)	(286)
Expense support	(804)	(804)
Net expenses	$1,436	$2,047

For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Adviser made Expense Payments in accordance with the Expense Support Agreement in the amount of $804. For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Adviser waived its right to receive a Reimbursement Payment from us as of June 30, 2022 and no Reimbursement Payments were made to the Advisor. In addition, the Advisor has agreed to waive its management fee for the first six months following June 1, 2022, the date on which the Company broke escrow for the initial offering. For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, base management fees representing $286 were fully waived. See Note 9, Related Party Transaction, to our Consolidated Financial Statement, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $11,946 and $11,968 for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, respectively, which was primarily driven by unrealized losses related to credit spread widening.
Net Realized Gains (Losses)
Net realized losses were $51 and $43 for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, respectively.
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
For the period from December 10, 2021 (commencement of operations) through June 30, 2022, we experienced a net increase in cash and cash equivalents of $167.1 million. During that period, $211.3 million of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $378.4 million, due primarily from $277.6 million of proceeds from the issuance of common shares, $90.0 million of borrowings under the credit facility and $16.4 million of subscriptions received in advance, partially offset by $3.7 million of financing costs paid, $1.1 million of offering costs paid and $0.8 million of distributions paid to shareholders.
As of June 30, 2022, we had $167.1 million of cash and cash equivalents, portfolio investments (at fair value) of $316.7 million, $2.0 million of interest receivable, $0.6 million of due from affiliates, $360.0 million of undrawn capacity on our credit facility (subject to borrowing base and other limitations), $115.4 million of payables from unsettled transactions and $90.0 million of borrowings outstanding under our credit facility.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2022, off-balance sheet arrangements consisted of $36,557 of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Statement of Assets and Liabilities.
Contractual Obligations

	Debt Outstanding as of June 30, 2022	Weighted average debt outstanding for the period from December 10, 2021 (commencement of operations) to June 30, 2022	Maximum debt outstanding for the period from December 10, 2021 (commencement of operations) to June 30, 2022
Secured borrowings	$—	$15,132	$44,588
ING Facility	90,000	32,857	90,000
Total debt	$90,000	$47,989

	Payments due by period as of June 30, 2022
	Total	< 1 year	1-3 years	3-5 years
ING Facility	$90,000	$—	$—	$90,000
Interest due on ING Facility	14,834	3,126	6,252	5,456
Total	$104,834	$3,126	$6,252	$95,456
Equity Activity
As of June 30, 2022, we have issued and sold 11,301,370 Class I shares for an aggregate purchase price of $277.6 million.
Net Asset Value per Share and Offering Price
We determine net asset value ("NAV") per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I shares utilized as the purchase price for shares issued and sold after we broke escrow:

Class I Common Shares
NAV per share as of May 31, 2022	$24.32
NAV per share as of June 30, 2022	$23.71
Share Repurchase Program
At the discretion of our Board of Trustees, we intend to commence a share repurchase program in which we intend to repurchase up to 5% of our Common Shares outstanding (by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of us and shareholders, and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to us and shareholders.
We intend to conduct repurchase offers under the share repurchase program in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased by us pursuant to the terms of each tender offer will be retired.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.
There were no share repurchases during the three months ended June 30, 2022 or the period from December 10, 2021 (commencement of operations) to June 30, 2022.
Leverage
To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage is expected to be applied on a position-by-position basis, meaning little-to-no leverage may be applied to certain investments, while others may have more leverage applied. Any such leverage would also be expected to increase the total capital available for investment by the Company. We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle.
ING Facility

On March 25, 2022 (the “ING Closing Date”), we entered into a senior secured revolving credit agreement (the “ING Credit Agreement”) among us, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent.

Effective on and as of May 25, 2022, we entered into an incremental commitment and assumption agreement (the “Incremental Commitment and Assumption Agreement”) among us, as borrower, the subsidiary guarantor party thereto (the “Subsidiary Guarantor”), ING, as administrative agent and issuing bank, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD, (together with Sumitomo Mitsui Banking Corporation, the “Assuming Lenders”). Pursuant to the Incremental Commitment and Assumption Agreement, among other things, each Assuming Lender (i) became a Lender (as defined in the ING Credit Agreement) under the ING Credit Agreement and (ii) agreed to make a Commitment (as defined in the ING Credit Agreement) to us in the amount of $150 million. The Incremental Commitment and Assumption Agreement increases the aggregate amount of Commitments under the Credit Agreement from $150 million to $450 million (the "Maximum Commitment"), subject to the lesser of (i) a borrowing base and (ii) the Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “Availability Period”) during which loans may be made and the Credit Agreement has a stated maturity dated that is five years from the ING Closing Date (the “Maturity Date”). Following the Availability Period we will be required in certain circumstances to prepay loans prior to the Maturity Date. The Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowing under the Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

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

We have made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2022, we were in compliance with all financial covenants under the ING Facility based on the financial information contained in this Quarterly Report on Form 10-Q. Borrowings under the Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the Credit Agreement immediately due and payable.

As of June 30, 2022, we had $90.0 million outstanding under the ING Facility. For the period from December 10, 2021 (commencement of operations) to June 30, 2022, our borrowings under the ING Facility bore interest at a weighted average rate of 3.38%. We recorded $953 and $1,018 of interest expense (inclusive of fees), respectively, related to the ING Facility for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022.
Secured Borrowings
As of June 30, 2022, we repaid all secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to June 30, 2022. We recorded $256 of interest expense in connection with secured borrowings for the period from December 10, 2021 (commencement of operations) to June 30, 2022. There was no interest expense for the three months ended June 30, 2022.
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

Recent Developments
Share Issuance

On July 1, 2022, we issued and sold 744,159 Class I shares for proceeds of $17,644 and 1,027,015 Class S shares for proceeds of $24,351.
July Distribution

On July 20, 2022, our Board of Trustees declared a regular distribution on our outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1640	$—	$0.1640
Class S shares	$0.1640	$0.0168	$0.1472

The distribution is payable to shareholders of record as of July 31, 2022 and will be paid on or about August 29, 2022. The distribution will be paid in cash or reinvested in Shares for shareholders participating in the our distribution reinvestment plan.

Rule 2a-5

On August 9, 2022, the Board of Directors appointed the Adviser as the valuation designee under Rule 2a-5 of the 1940 Act effective September 8, 2022 for purposes of determining the fair value of our investments.

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
As of June 30, 2022, 88.1% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2022 was as follows:

	June 30, 2022
($ in thousands)	Fair Value	% of Floating Rate Portfolio
0%	$73,561	26.87%
>0% and <1%	132,641	48.44
1%	67,615	24.69
>1%	—	—
Total	$273,817	100.00%

Based on our Statement of Assets and Liabilities as of June 30, 2022, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$7,349	$(2,250)	$5,099
200	5,879	(1,800)	4,079
150	4,409	(1,350)	3,059
100	2,940	(900)	2,040
50	1,470	(450)	1,020

Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(1,470)	$450	$(1,020)
100	(2,790)	900	(1,890)
150	(3,436)	1,349	(2,087)
200	(3,711)	1,349	(2,362)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the LIBOR, SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2022:

	June 30, 2022
	Debt Investments	Borrowings
LIBOR
30 day	$134,132	$—
90 day	66,021	—
180 day	3,611	—
SOFR
30 day	48,913	90,000
90 day	41,274	—
Fixed rate	42,507	—
Total	$336,458	$90,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on Form 8-K, there were no unregistered sales of our equity securities during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.2	Incremental Commitment and Assumption Agreement, dated as of May 25, 2022, among the Company, the subsidiary guarantor party thereto, ING Capital LLC, as administrative agent and issuing bank, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed May 27, 2022)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

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
Date: August 10, 2022