Form 10-K
period 2022-09-30
Oaktree Strategic Credit Fund
filed 2022-12-14
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-01471
Oaktree Strategic Credit Fund
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	87-6827742 (I.R.S. Employer Identification No.)

333 South Grand Avenue, 28th Floor Los Angeles, CA (Address of principal executive office)	90071 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(213) 830-6300

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A

Class	Outstanding at December 12, 2022
Class I shares of beneficial interest, $0.01 par value	14,833,787
Class S shares of beneficial interest, $0.01 par value	3,941,169
As of September 30, 2022, there was no established public market for the registrant's common shares of beneficial interest.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I

Item 1.     Business
General
Oaktree Strategic Credit Fund (together with its subsidiaries, where applicable, the "Company", which may also be referred to as "we," "us" or "our") is structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). We intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code").
We are a Delaware statutory trust formed on November 24, 2021 and are externally managed by Oaktree Fund Advisors, LLC (the "Adviser" and, collectively with its affiliates, "Oaktree") pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between us and the Adviser. The Adviser is an affiliate of Oaktree Capital
Management, L.P. (“OCM") and a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Oaktree Fund Administration, LLC (the
“Administrator”), a subsidiary of OCM, provides certain administrative and other services necessary for us to operate.
Our investment objective is to generate stable current income and long-term capital appreciation. We seek to meet our investment objective by primarily investing in private debt opportunities.
We have the authority to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share (“Common Shares”). We are offering on a best efforts, continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the Securities and Exchange Commission (the "SEC"). We offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.

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

As of June 1, 2022, we had satisfied the minimum offering requirement and our Board of trustees (the "Board of Trustees”
or the “Board”) authorized the release of proceeds from escrow. As of September 30, 2022, we have issued and sold 13,018,689 Class I shares for an aggregate purchase price of $318.6 million of which, $100.0 million was purchased by an affiliate of the Adviser. As of September 30, 2022, we have issued and sold 2,579,984 Class S shares for an aggregate purchase price of $61.6 million.
As of September 30, 2022, the fair value of our investment portfolio was $428.6 million and was comprised of investments in 81 portfolio companies. At fair value, 94.0% of our portfolio consisted of senior secured debt investments as of September 30, 2022. The weighted average annual yield of our debt investments at fair value as of September 30, 2022 was approximately 9.6%.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act of 1940, as amended (the “Investment Company Act”). On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, which we have made, and obtains certain approvals, which we have obtained. Accordingly, we are subject to an asset coverage requirement of 150%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of Common Shares and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2022, we had senior securities outstanding of $75.0 million and an asset coverage ratio of 588.97%.
Our Adviser
Our investment activities are managed by our Adviser. Subject to the overall supervision of our Board of Trustees, our Adviser manages our day-to-day operations and provides investment advisory services to us pursuant to the Investment Advisory Agreement.
Our Adviser is a Delaware limited liability company registered with the SEC as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is an affiliate of OCM, a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of the senior executives and investment professionals of our Adviser and its affiliates have been investing together for over 35 years and have generated impressive investment performance through multiple market cycles. Our Adviser and its affiliates emphasize an opportunistic, value oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with over a 100 year history and over $750 billion of assets under management (inclusive of OCG) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. OCG's founders, senior management and current and former employee-unitholders of OCG are able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and its affiliates is to achieve attractive returns while bearing less than commensurate risk. Our Adviser and its affiliates believe that they can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require. Our Adviser and its affiliates believe that their defining characteristic is their adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an experienced group of investment professionals (the "Investment Professionals"), as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2022, our Adviser and its affiliates had more than 1,000 professionals in 20 cities and 14 countries, including a deep and broad credit platform drawing from more than 350 highly experienced investment professionals with significant origination, structuring and underwriting expertise. In particular, the Direct Lending group that is primarily responsible for implementing the Company’s investment strategy consists of a deep and experienced team of Investment Professionals led by Armen Panossian, the Company’s Chief Executive Officer and Chief Investment Officer, who focuses on the investment strategy employed by the Adviser and certain of its affiliates.
In addition, our Adviser's investment team has built long-standing relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies.
Our Adviser and its affiliates aim to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all of the Adviser’s employees share in a discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of our Adviser and its affiliates and the individual employee’s performance and level of responsibility.
Our Adviser and its affiliates provide discretionary investment management services to other BDCs, investment funds, client accounts and proprietary accounts that Oaktree may establish (“Other Oaktree Funds”), which presents the possibility of overlapping investments, and thus the potential for conflicts of interest. See “Allocation of Investment Opportunities” below and “Item 1A. Risk Factors - Risks Related to the Adviser and its Affiliates; Conflicts of Interest – There may be conflicts of interest related to obligations that the Adviser’s senior management and investment team have to Other Oaktree Funds.”
Our Administrator
We entered into an administration agreement (as amended and restated, the “Administration Agreement”) with the Administrator, a Delaware limited liability company and a wholly owned subsidiary of OCM. The principal executive offices of our Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration

Agreement, our Administrator provides services to us, and we reimburse our Administrator for costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.
Business Strategy
Our investment objective is to generate stable current income and long-term capital appreciation. We seek to meet our investment objective by primarily investing in private debt opportunities and by:

•utilizing the experience and expertise of the management team of the Adviser in areas ranging from performing credit to distressed debt, over multiple market cycles, along with the broader resources of Oaktree, in sourcing, evaluating and structuring transactions, and Oaktree’s long-standing relationships with sponsors, management teams, capital raising advisors and issuers, subject to Oaktree’s policies and procedures regarding the management of conflicts of interest;

•employing a disciplined credit underwriting process centered on risk control and focused on principal protection and loss avoidance primarily investing in private debt of medium-sized companies, in loans with asset coverage ratios that the Adviser believes provide credit protection, and also seeking financial protections, including linking additional funding to achievement of credit de-risking milestones where the Adviser believes necessary, one or more financial maintenance covenants;

•curating a diversified portfolio of private debt across industries and transaction types such as leveraged buyout (“LBO”)-related financings and bespoke, highly negotiated loans, with opportunistic investments in discounted, high-quality public investments to enhance total return in times of significant market dislocation; and

•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio.
Investment Philosophy and Approach
Consistent with Oaktree’s firm-wide investment philosophy, we seek to achieve our investment objective without subjecting principal to undue risk of loss by thoroughly evaluating credit fundamentals, monitoring appropriate credit metrics such as loan-to-value and pursuing structural protections. This emphasis on downside protection generally means (1) we focus on the senior-most tranches within the capital structure, (2) we seek collateral value well in excess of the principal value of its investment and (3) we link additional funding to the achievement of credit de-risking milestones.
Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments with varying maturities. “Credit investments” for this purpose includes the investments listed below other than investments in preferred stock, publicly traded or privately placed equity securities, warrants and options with respect to equity securities, money market mutual funds, cash and cash equivalents and equity of special purpose entities, which investments will not, in the aggregate, exceed 20% of our total assets under normal circumstances. For purposes of our 80% policy, we value any credit investments that are derivative instruments based on their market value. We expect that the majority of our portfolio will be made up of private credit investments in medium-sized companies, including bespoke, highly negotiated loans and private equity-related financings such as those backing LBOs. For purposes of the foregoing, we consider a company to be “medium-sized” when it has earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between approximately $25 million and $150 million or it has an enterprise value of between approximately $250 million and $2 billion. We may look to enterprise value when we or our Adviser do not believe EBITDA is an appropriate metric for our purposes. To a lesser extent, we also invest in opportunistic credit. We expect that the opportunistic credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
Once we have invested a substantial amount of proceeds from our continuous public offering, under normal circumstances we expect that our portfolio and investing activities will predominantly include:

•loans made directly to non-U.S. and U.S. borrowers, which may be long-term or short-term, secured or unsecured, “covenant-lite” (that is, lacking financial maintenance covenants), and may or may not have an equity component attached;
•all types of publicly traded or privately placed debt securities and other obligations such as bank loans and participations, equipment trust certificates, mortgages, mezzanine debt or deeds of trust on real property and trade credit;

•preferred stock;
•publicly traded or privately placed equity securities, including common stock and preferred stock (including convertible preferred stock), as well as warrants with respect to such equity securities;
•bridge financings to portfolio companies to facilitate buy-outs or acquisitions;
•investments in the “when-issued” trading market, a market for conditional trades in securities that have been authorized but not yet issued;
•follow-on, mutually reinforcing investments intended to result in a more successful business entity;
•collateralized loan obligation vehicles (“CLOs”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other structured products, including investments in junior and/or equity tranches of such products;
•securities or obligations of non-U.S. entities;
•debt and equity securities acquired through tender offers;
•options and warrants;
•short sale transactions for hedging purposes;
•temporary investments in one or more unaffiliated money market mutual funds or directly in certificates of deposit, commercial paper, interest-bearing government securities, repurchase contracts and other short-term instruments;
•cash, cash equivalents and other liquid investments held in reserve;
•all or a substantial portion of the equity of one or more special purpose entities formed for the purpose of purchasing the assets of a company directly, including in connection with sales under section 363 of the U.S. Bankruptcy Code; and
•other investment techniques the Adviser believes will help achieve the Company’s investment objective.
Most of our investments will be in private U.S. companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest to some extent in European and other non-U.S. companies. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by Other Oaktree Funds.
In addition, we integrate environmental, social and governance (“ESG”) considerations, where we consider them material and relevant, into our due diligence and investment decision-making in connection with potential investments for the Company, although ESG considerations do not represent a primary focus of the Company. We believe that ESG considerations, like other, more traditional subjects of investment analysis such as market position, growth prospects and business strategy, have the potential to impact financial risk and investment returns. We believe that ESG considerations are best analyzed in combination with a company’s fundamentals, including a company’s industry, geography and strategic position. The specific ESG factors considered in connection with any potential investment will depend on and be tailored (as appropriate) to the particular asset class or classes being evaluated for investment.
We expect most of our debt investments will be unrated; however, some of our debt investments may be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities. In addition, we may invest in CLOs and will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs.
Our debt investments will have varying maturities, and the maturity of our newly originated debt investments, in particular, will be driven by market dynamics at the time of investment and will change over time. There is no limit on the maturity or duration of any security we may hold in our portfolio.
To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the Investment Company Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company. See “Item 1A. Risk Factors—Risks Related to Our Investments — Both our portfolio companies and the Company may be leveraged.”
We have declared distributions each month beginning July 2022 and we expect to continue to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board of Trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
Identification of Investment Opportunities
Our primary focus is on identifying differentiated private lending opportunities, with a secondary emphasis on identifying opportunities in the public markets.
Private Lending Opportunities. We believe that the market for lending to private companies is underserved and presents a compelling investment opportunity. We intend to focus on private lending opportunities in the following key areas:

•Stressed Sector/Rescue Lending. Individual businesses or sectors experiencing stress or reduced access to capital, which can create attractive private lending opportunities. Broad market weakness or sector-specific issues can constrain borrowers’ access to capital. Further, certain factors such as regulation may cause entire industries (e.g., energy) to be rebuffed by more traditional lenders (e.g., commercial banks) such that all borrowers in an industry lose access to capital, regardless of their individual financial condition. Often times, by sifting through an industry issuer-by-issuer, the Investment Professionals can identify attractive investment opportunities that are over-secured by valuable assets.

•Situational Lending. Certain businesses may present challenges for traditional lenders to understand or value, thus presenting attractive lending opportunities for the Company. Prospective borrowers with little-to-no revenue or earnings before interest, taxes, depreciation and amortization, or EBITDA, may be unable to secure financing from traditional lenders. In these instances, a debt-to-EBITDA approach may not be appropriate, instead requiring a value-oriented approach that involves targeting low loan-to-value ratios and negotiating bespoke covenants, contingencies and terms that help mitigate business-specific risks. Examples of these opportunities may include life sciences companies that have revenue-generating drugs and hard assets, but reinvest that capital into research and development for promising new products.

•Sponsor-Related Financings. Financing for portfolio companies backed by private equity firms is one the most active areas of opportunity, including those opportunities related to leveraged buyouts and refinancings. The Investment Professionals have many longstanding relationships with established, reputable sponsors, and generally favor sponsors that view their portfolio companies as long-term partners and those that specialize in certain industries where they have subject matter expertise. In addition, the Investment Professionals have historically favored borrowers backed by sponsors that have demonstrated a willingness to invest large amounts of equity, which provides enhanced downside credit protection. Examples of these opportunities may include financings for software- or healthcare-focused borrowers backed by private equity firms.

•Secondary Private Loans and Loan Portfolios. With increasing frequency, some lenders and leverage providers are offering to sell individual loans or portfolios of loans. Several drivers may force these sellers to offload portfolios, such as performance concerns, near-term liquidity needs, leverage pressures or regulatory capital requirements. With our anticipated capital levels and the Adviser’s firsthand experience in workouts and restructurings, the Company can purchase loans at attractive levels, often well below their assessed values. Examples of these opportunities may come from banks seeking to reduce geographic or sector concentration or BDCs seeking to resolve leverage issues driven by troubled performance.

Opportunities in Public Markets. Certain factors may also create opportunities for us in the public market and allow us to leverage Oaktree’s broader credit platform and decades of credit investing experience. These factors may include:

•Macro Factors. Macro factors that drive market dislocations can ripple through the global economy and include sovereign debt crises, political elections, global pandemics, and other unexpected geopolitical events. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling of securities and obligations at prices that the Investment Professionals believe are well below their intrinsic values.

•Industry Headwinds. Select industries may face secular challenges or may fall out of favor due to a variety of factors such as evolving technology or regulation. These headwinds can cause the debt of financially sound and distressed companies alike to trade lower, potentially allowing the Investment Professionals to identify mispriced opportunities.

•Company Characteristics. Company-specific factors that drive market dislocations include overleveraged balance sheets, near-term liquidity or maturity issues, secular pressures, acute shock to company operations, asset-light businesses and new or relatively small issuers. These factors may result in mispriced securities or require a highly structured direct loan.
The Board of Trustees
Overall responsibility for the Company’s oversight rests with the Board of Trustees. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Board of Trustees is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the Investment Company Act, the Company’s governing documents and applicable provisions of state and other laws. The Adviser will keep the Board of Trustees well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board of Trustees with additional information as the Board of Trustees may, from time to time, request. The Board of Trustees is currently composed of 5 members, 4 of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the Investment Company Act.
Investment Process
Source
The Adviser has several resources for originating new opportunities that grant the Investment Professionals a comprehensive view of the actionable investment universe. From this universe, the Adviser can then select the most attractive opportunities for the Company. In addition to its dedicated group of sourcing professionals, the Adviser also leverages its global market presence and relationships with affiliates, advisers, sponsors, banks, management teams, capital-raising advisers, trading desks and other sources to gain access to opportunities. The Adviser is a trusted partner to financial sponsors and management teams based on its market reputation, relationship-based approach, long-term investment orientation and focus on lending across economic cycles. The Adviser believes this gives the Company access to proprietary deal flow and "first looks" at investment opportunities and that the Company is well-positioned for difficult and complex transactions.
Screen
The Adviser is highly selective in making new investments. The initial screening process typically includes a review of the proposed capital structure of the target portfolio company (including level of assets or enterprise value coverage), the company’s management team and its equity ownership levels, the viability of its long-term business model, its forecasted financial statements and its liquidity profile. In addition, the Adviser may assess industry and macroeconomic trends, potential catalysts that may create enhanced value in the investment, and the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.
Research
Once the Investment Professionals have identified a potential investment opportunity and prior to making any new investment, the Adviser completes an extensive due diligence process led by investment analysts assigned to each transaction. The analysts examine various elements of the prospective investment to assess its risks and ensure that it meets the Company’s investment criteria and guidelines. Throughout the underwriting process, the analysts typically consider the following to evaluate the opportunity: the company’s management team, suite of products/services, competitive position in its markets, barriers to entry, valuation, operating and financial performance, organic and inorganic growth prospects, as well as the expansion potential of its markets. In performing this evaluation, the analysts may use financial, qualitative and other due diligence materials provided by the target company, commissioned third-party reports and internal sources, including the Adviser’s relationships derived from the Investment Professionals, industry participants and experts. As part of their research, the Adviser’s analysts typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events to understand how the investment may perform under several different scenarios.
Decide
The Investment Professionals propose investments along with all due diligence findings to Armen Panossian who, as Oaktree’s Head of Performing Credit and portfolio manager for Oaktree’s Strategic Credit strategy, makes investment decisions and appropriately sizes investments within the portfolio on the Company’s behalf.
Monitor
Risk management is the Adviser’s utmost priority. In managing our portfolio and mitigating its downside, the Adviser seeks to actively monitor each portfolio company and make hold and exit decisions when credit events occur, the Company’s collateral becomes overvalued or opportunities with more attractive risk-reward profiles are identified. Investment analysts are assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly meet with company management, and, if applicable, sponsors. Based on their monitoring, the Investment Professionals seek to determine the optimal exit timing and strategy while maximizing the Company’s return on investment, typically when prices or yields reach target valuations. In circumstances where a particular investment is underperforming, the Adviser seeks to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management team to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that the Adviser’s experience with restructurings and our access to the Adviser’s knowledge, expertise and contacts in the distressed debt area help the Company preserve the value of its investments.
Valuation Procedures
We generally invest in debt securities issued by private middle-market companies. We are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Adviser, as the valuation designee of our Board of Trustees pursuant to Rule 2a-5 under the Investment Company Act. See “– Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investment Valuation” for a description of our investment valuation processes and procedures.
Investment Advisory Agreement
Our Adviser provides management services to us pursuant to the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, our Adviser is responsible for managing the investment and reinvestment of the assets of the Company, subject to the supervision of the Board of Trustees.
Our Adviser will not assume any responsibility to us other than to render the services described in, and on the terms of, the Investment Advisory Agreement, and will not be responsible for any action of our Board of Trustees in declining to follow the advice or recommendations of our Adviser. Under the terms of the Investment Advisory Agreement, our Adviser (and its members (and their partners or members, including the owners of their partners or members), managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it) will not be liable to us for any action taken or omitted to be taken by our Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our adviser (except to the extent specified in Section 36(b) of the Investment Company Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). Absent willful misfeasance, bad faith or gross negligence in the performance of our Adviser’s duties or by reason of the reckless disregard of our Adviser’s duties and obligations under the Investment Advisory Agreement, we will provide indemnification from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by those described above in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or our security holders) arising out of or otherwise based upon the performance of any of our Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as our adviser.
Pursuant to the Investment Advisory Agreement, we are obligated to pay our Adviser a fee for investment advisory and management services consisting of two components – the Management Fee and the Incentive Fee (each as defined below). All Investment Professionals of the Adviser and certain of its affiliates who provide investment advisory services to us will be compensated by the Adviser or such affiliates, as described below.
Management Fee
The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means our total assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which we had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow for its continuous offering of Common Shares. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering of Common
Shares.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income. “Pre-Incentive Fee Net Investment Income” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution and/or shareholder servicing fees).

Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash, and excludes the incentive fee and any distribution and/or shareholder servicing fees payable by the Class S Shares and the Class D Shares. As a result, for any calendar quarter, the incentive fee attributable to Pre-Incentive Fee Net Investment Income that is paid to the Adviser may be calculated on the basis of an amount that is greater than the amount of net investment income actually received by the Company for such calendar quarter. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

We also pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net
Investment Income in each calendar quarter as follows:

•No incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);

•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and

•12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Adviser.

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. Investors should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

The Adviser waived the incentive fee based on income through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous public offering.
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, our Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable at the end of each fiscal year in arrears. The amount payable equals:

•12.5% of cumulative realized capital gains from inception through the end of such fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.
Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The payment obligation with respect to incentive fees based on realized capital gains will be allocated in the same manner across the Class S shares, Class D shares and Class I shares. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Examples of Quarterly Incentive Fee Calculations
The figures provided in the following examples are hypothetical, are presented for illustrative purposes only and are not indicative of actual expenses or returns.
Example 1: Income Related Portion of Incentive Fee(1):
Alternative 1 - Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25%.
Hurdle Rate(2) = 1.25%.
Management Fee(3) = 0.3125%.
Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.25%.
Pre-Incentive Fee Net Investment Income =
    (investment income - (Management Fee + other expenses)) = 0.6875%.
Pre-Incentive Net Investment Income does not exceed Hurdle Rate, therefore there is no Investment Income Incentive Fee.
Alternative 2 - Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.90%.
Hurdle Rate(2) = 1.25%.
Management Fee(3) = 0.3125%.
Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.25%.
Pre-Incentive Fee Net Investment Income =
        (investment income - (Management Fee + other expenses)) = 1.3375%
Catch-Up = 1.3375% - 1.25% = 0.0875%
Incentive Fee = 100% x (1.3375% - 1.25%) = 0.0875%.

Alternative 3 - Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.50%.
Hurdle Rate(2) = 1.25%.
Management Fee(3) = 0.3125%.
Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.25%.
Pre-Incentive Fee Net Investment Income =
    (investment income - (Management Fee + other expenses)) = 1.9375%.
Incentive Fee = 12.5% × Pre-Incentive Fee Net Investment Income, subject to “Catch-Up” (5).
Incentive Fee = (100% × “Catch-Up”) + (12.5% × (Pre-Incentive Fee Net Investment Income - 1.4286%)).
Catch-Up = 1.4286% - 1.25% = 0.1786%.
Incentive Fee = (100% × 0.1786%) + (12.5% × (1.9375% - 1.4286%))
     = 0.1786% + (12.5% × 0.5089%)
     = 0.1786% + 0.0636%
     = 0.2422%.

Example 2: Capital Gains Portion of Incentive Fee:
Alternative 1 - Assumptions
•Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).
•Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million.
•Year 3: FMV of Investment B determined to be $25 million.
•Year 4: Investment B sold for $31 million.

The Capital Gains Incentive Fee, if any, would be:
•Year 1: None.

•Year 2: $3.75 million Capital Gains Incentive Fee, calculated as follows: $30 million realized capital gains on sale of Investment A multiplied by 12.5%.
•Year 3: None; calculated as follows: $3.125 million cumulative fee (12.5% multiplied by $25 million ($30 million cumulative capital gains less $5 million cumulative unrealized capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2).
•Year 4: $125,000 Capital Gains Incentive Fee, calculated as follows: $3.875 million cumulative fee (12.5% multiplied by $31 million cumulative realized capital gains ($30 million from Investment A and $1 million from Investment B)) less $3.75 million (previous capital gains fee paid in Year 2).

Alternative 2 - Assumptions
•Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”).
•Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million.
•Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million.
•Year 4: FMV of Investment B determined to be $35 million.
•Year 5: Investment B sold for $20 million.
The Capital Gains Incentive Fee, if any, would be:
•Year 1: None.
•Year 2: $3.125 million Capital Gains Incentive Fee, calculated as follows: 12.5% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B).
•Year 3: $875,000 Capital Gains Incentive Fee, calculated as follows: $4 million cumulative fee (12.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million cumulative unrealized capital depreciation)) less $3.125 million (previous capital gains fee paid in Year 2).
•Year 4: $375,000 capital gains incentive fee, calculated as follows: $4.375 million cumulative fee (12.5% multiplied by $35 million cumulative realized capital gains) less $4 million (previous cumulative capital gains fee paid in Year 2 and Year 3).
•Year 5: None. $3.125 million cumulative fee (12.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.375 million (previous cumulative capital gains fee paid in Years 2, 3 and 4).
_________________
Notes:
1.The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is expressed as a rate of return as of the beginning and the end of the immediately preceding calendar quarter. Solely for purposes of these illustrative examples, it has been assumed that we have not incurred any leverage. However, we expect to use leverage to partially finance our investments.
2.Represents 5.0% annualized Hurdle Rate.
3.Represents 1.25% annualized Management Fee.
4.Hypothetical other expenses. Excludes organizational and offering expenses.
5.The “Catch-Up” provision is intended to provide our Adviser with an Incentive Fee of approximately 12.5% on all of the Pre-Incentive Fee Net Investment Income, as if a Hurdle Rate did not apply, when the net investment income exceeds 1.43% in any calendar quarter.

Administration Agreement
Pursuant to the Administration Agreement, our Administrator furnishes us with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to shareholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value (“NAV”), overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement and providing personnel and facilities. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party, by the vote of a majority of our outstanding voting securities, or by the vote of our trustees or by our Administrator. Additionally, we bear all of the costs and expenses of any sub-administration agreements that our Administrator enters into.
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Administration Agreement, our Administrator (and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with it, including without limitation its members, the Adviser and any person affiliated with its members or the Adviser, to the extent they are providing services for or otherwise acting on behalf of the Administrator, Adviser or us) will not be liable to us for any action taken or omitted to be taken by the Administrator in connection with the performance of any of its duties or obligations under the Administration Agreement or otherwise as administrator for us, and we will indemnify, defend and protect the Administrator (and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with the Administrator, including without limitation its members, the Adviser and any person affiliated with its members or the Adviser, to the extent they are providing services for or otherwise acting on behalf of the Administrator, Adviser or us) and hold them harmless from and against all damages, liabilities, fees, penalties, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or our security holders) arising out of or otherwise based upon the performance of any of our Administrator’s duties or obligations under the Administration Agreement or otherwise as our administrator.
Expenses
All Investment Professionals of the Adviser who provide investment advisory services to us will be compensated by the Adviser. Under the Administration Agreement, the Administrator will provide us with certain administrative services. In full consideration of the provision of services of the Administrator, we will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement, as described above.
All personnel of the Adviser, when and to the extent engaged in providing investment advisory services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by us. We bear all other costs and expenses of our organization, operations, administration and transactions, including (without limitation) fees and expenses relating to: (a) all costs, fees, expenses and liabilities incurred in connection with the formation and organization of the Company and the offering and sale of the Common Shares, including expenses of registering or qualifying securities held by the Company for sale and blue sky filing fees, costs associated with technology integration between the Company’s systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company’s escrow agent and transfer agent, fees to attend retail seminars sponsored by participating intermediaries and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fee; (b) diligence and monitoring of the Company’s financial, regulatory and legal affairs, and, if necessary, enforcing rights in respect of investments (to the extent an investment opportunity is being considered for the Company and any other funds or accounts managed by the Adviser or its affiliates, the Adviser’s out-of-pocket expenses related to the due diligence for such investment will be shared with such other funds and accounts pro rata based on the anticipated allocation of such investment opportunity between the Company and the other funds and accounts); (c) the cost of calculating our NAV (including third-party valuation firms); (d) the cost of effecting sales and repurchases of our Common Shares and other securities; (e) Management and Incentive Fees payable pursuant to the Investment Advisory Agreement; (f) fees and expenses payable under any distribution manager and selected intermediary agreements, if any; (g) costs and expenses of any sub-administration agreements entered into by the Administrator; (h) fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms); (i) retainer, finder’s, placement, adviser, consultant, custodian, sub-custodian, depository (including a depositary appointed pursuant to directive 2011/61/EU of the European Parliament and of the Council dated June 8, 2011 on Alternative Investment Fund Managers, together with Commission Delegated Regulation (EU) No 231/2013 supplementing Directive 2011/61/EU, as well as any similar or supplementary law, rule or regulation including any equivalent or similar law, rule or regulation implemented in the United Kingdom as a result of its withdrawal from the European Union, or subordinate legislation thereto, as implemented in any relevant jurisdiction (together, the “AIFM Directive”) or pursuant to any national private placement regime in any jurisdiction, a Swiss representative and paying agent appointed pursuant to the Swiss representative and paying agent appointed pursuant to the Swiss Collective Investment Schemes Act (as defined below) and the implementation thereof), transfer agent, trustee, disbursal, brokerage, registration, legal and other similar fees, commissions and expenses attributable to making or holding investments; (j) the reporting, filing and other compliance requirements (including expenses associated with the initial registrations, filings and compliance) contemplated by the AIFM Directive or any national private placement regime in any jurisdiction (including any reporting required in connection with Annex IV of the AIFM Directive); (k) fees and expenses associated with marketing efforts (including travel and attendance at investment conferences and similar events); (l) allocable out-of-pocket costs incurred in providing managerial assistance to those portfolio companies that request it; (m) fees, interest and other costs payable on or in connection with any indebtedness; (n) federal and state registration fees and other governmental charges; (o) any exchange listing fees; (p) federal, state and local taxes; (q) independent Trustee’s fees and expenses; (r) brokerage commissions; (s) costs of proxy statements, shareholders’ reports and notices and any other regulatory reporting expenses; (t) costs of preparing government filings, including periodic and current reports with the SEC; (u) fidelity bond, liability insurance and other insurance premiums; (v) printing, mailing, independent accountants and outside legal costs; (w) costs of winding up and liquidation; (x) litigation, indemnification and other extraordinary or non-recurring expenses; (y) dues, fees and charges of any trade association of which the Company is a member; (z) research and software expenses, quotation equipment and services and other expenses incurred in connection with data services, including subscription costs, providing real-time price feeds, real-time news feeds, securities and company information, and company fundamental data attributable to such investments; (aa) costs and expenses relating to investor reporting and communications; (bb) costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the SEC, FINRA, CFTC and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the Investment Company Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing; (cc) all other out-of-pocket expenses, fees and liabilities that are incurred by the Company or by the Adviser on behalf of the Company or that arise out of the operation and activities of the Company, including expenses related to organizing and maintaining persons through or in which investments may be made and the allocable portion of any Adviser costs, including personnel, incurred in connection therewith; (dd) accounting expenses, including expenses associated with the preparation of the financial statements and tax information reporting returns of the Company and the filing of various tax withholding forms and treaty forms by the Company; (ee) the allocable portion of the compensation of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs; and (ff) all other expenses incurred by the Administrator, any affiliate of the Administrator or the Company in connection with administering our business, including payments under the Administration Agreement to the Administrator or any such affiliate in an amount equal to our allocable portion of overhead and other expenses incurred by the Administrator or such affiliate in performing its obligations and services under the Administration Agreement, such as rent and our allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator or such affiliate for us. We bear our allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business and affairs and to acting on our behalf).
With respect to (a) above, the Adviser advanced all of our organization and offering expenses on our behalf through June 1, 2022, the date on which we broke escrow for our continuous public offering. Unless the Adviser elects to cover such expenses pursuant to the Expense Support and Conditional Reimbursement Agreement we have entered into with the Adviser, we are obligated to reimburse the Adviser for such advanced expenses commencing June 1, 2022. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described above.
Expense Support and Conditional Reimbursement Agreement
Effective as of February 3, 2022, we have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company will be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser made Expense Payments in the amount of $1.6 million. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser waived its right to receive a Reimbursement Payment from the Company and as of September 30, 2022 no Reimbursement Payments were made to the Adviser.

Distributions
We have declared distributions each month beginning July 2022 and we expect to continue to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board of Trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income.
The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/ or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).
There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from our continuous public offering and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of our public offering will result in us having less funds available to acquire investments. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute shareholders’ interest in us on a percentage basis and may impact the value of their investment especially if we sell these securities at prices less than the price shareholders paid for their shares. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of our current public offering, which commenced on February 3, 2022.

Distribution and Servicing Plan
The Board of Trustees approved a distribution and servicing plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Distribution Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Class S shares	0.85%
Class D shares	0.25%
Class I shares	—
Subject to FINRA and other limitations on underwriting compensation, the Company will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly in arrears.
The Distribution Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Distribution Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program
At the discretion of the Board of Trustees, commencing during the fiscal quarter ending September 30, 2022, we have implemented a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board of Trustees may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct repurchase offers under the share repurchase program in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers at the expiration of the tender offer using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

Allocation of Investment Opportunities

General

Oaktree, including the Adviser, provides investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that Oaktree may establish.

Oaktree will share any investment and sale opportunities with Other Oaktree Funds and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size and the amount of capital available for such investment in the respective funds. Subject to the Advisers Act and as further set forth in this Form 10-K, certain Other Oaktree Funds may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Oaktree Funds’ respective governing agreements.

In addition, as a BDC regulated under the Investment Company Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside Other Oaktree Funds.

Exemptive Relief

The Adviser has received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, as well as certain Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the SEC order (the “Exemptive Relief”). Pursuant to the Exemptive Relief, our Board of Trustees has established Board Criteria clearly defining co-investment opportunities in which we will have the opportunity to participate with one or more other Oaktree-managed funds or accounts that target similar assets. Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for the Company and any affiliated fund or account, and that satisfies the then-current Board Criteria, will be offered to the Company and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size, and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at the Adviser.

Investment Allocation Considerations

As a general matter, as between the Company and an Other Oaktree Fund with the same overall investment focus, investment opportunities will generally be allocated between them based on Oaktree’s reasonable assessment of the amount of capital available for investment by each such fund or account, and sales of an investment will generally be allocated pro rata between them on the basis of their respective investments held (disregarding for this purpose the age of the funds or accounts or which of them is in a liquidation period, if applicable). Each of the foregoing allocations for both investments and sales may be overridden if Oaktree in good faith deems a different allocation to be prudent or equitable in light of:

•the size, nature and type of investment or sale opportunity;
•principles of diversification of assets;
•the investment guidelines and limitations governing any of such funds or accounts, including client instructions with respect to a specific investment and compressed ramp-up periods that are characteristic of certain investment vehicles;
•liquidity considerations of the funds or accounts, including redemption/withdrawal requests received by a fund or account, proximity of a fund or account to the end of its specified term and cash availability (including cash that becomes available through leverage);
•the magnitude of the investment;
•the risk profile or the need to resize risk in a fund’s or account’s portfolio (including the potential for the proposed investment to create an industry, sector, issuer, geographic or currency imbalance in the relevant portfolio);

•a determination by Oaktree that the investment or sale opportunity is inappropriate, in whole or in part, for one or more funds or accounts;
•applicable transfer or assignment provisions;
•the management of any actual or potential conflicts of interest;
•the investment focus of the funds or accounts (including the target return profile or targeted hold period of the funds or accounts);
•applicable contractual or legal obligations (including any priority rights granted to any Other Oaktree Fund under its governing documents);
•tax considerations;
•applicable regulatory obligations, including any requirements to offer investment opportunities to an Other Oaktree Fund pursuant to an SEC exemptive relief order;
•Oaktree’s investment team responsible for sourcing of the transaction;
•avoiding a de minimis allocation; and/or
•such other factors as Oaktree may reasonably deem relevant, including the amount of leverage, if any, appropriate for such investment and any co-investments alongside an Other Oaktree Fund).

We refer to all of the foregoing factors collectively as the “Investment Allocation Considerations.”

Competition

We compete for investments with other BDCs, including BDCs advised by the Adviser, and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

Non-Exchange Traded, Perpetual-Life BDC

The Company is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our declaration of trust or otherwise to effect a liquidity event at any time. A liquidity event includes, but is not limited to, the receipt by shareholders of non-listed equity securities.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

• have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
• submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
• disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business. We have elected not to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not, as stated above, be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described in this Form 10-K under Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio are provided by Investment Professionals employed by the Adviser or its affiliates. The Investment Professionals focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. We bear our allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. We reimburse the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator (or its affiliates) to such individuals (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).

Election to be Taxed as a Regulated Investment Company
We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to distribute) to our shareholders as dividends. Instead, dividends we distribute (or are deemed to distributed) generally will be taxable to shareholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to shareholders. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our shareholders, for each tax year, at least 90% of the Company’s “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses (the “Annual Distribution Requirement”).
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to shareholders. We are subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders.
We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no U.S. federal income tax, in preceding years.
In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:
•at all times during each tax year, have in effect an election to be treated as a BDC under the Investment Company Act;

•derive in each tax year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” (the “90% Gross Income Test”) and

•diversify our holdings so that at the end of each quarter of the tax year:

◦(i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and

◦(ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified publicly traded partnerships” ((i) and (ii) collectively, the “Diversification Tests”).
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
We may have difficulty satisfying the diversification requirements as we liquidate our portfolio following the Investment Period, given that we will not be making additional investments. Though we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property.

Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act described above and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (a) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (b) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (c) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (d) cause us to recognize income or gain without a corresponding receipt of cash; (e) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (f) adversely alter the characterization of certain complex financial transactions; or (g) produce income that will not be qualifying income for purposes of the 90% Gross Income Test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.
If, in any particular tax year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to shareholders, and distributions will be taxable to the shareholders as ordinary dividends to the extent of our current and accumulated earnings and profits.
Certain BDC Regulatory Considerations
We have elected to be a BDC under the Investment Company Act and intend to elect to be taxed as a RIC. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters.
The Investment Company Act further requires that a majority of our trustees be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by a vote of a majority of the outstanding voting securities, as required by the Investment Company Act. A majority of the outstanding voting securities of a company are defined under the Investment Company Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, and (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
We are not generally able to issue and sell our Common Shares at a price below NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV of our Common Shares if the following conditions, among others, are satisfied: (i) a majority of our shareholders and a majority of our shareholders that are not our affiliates approve such sales within one year immediately prior to such sales and (ii) a majority of our trustees who are not "interested persons" of the Company as that term is defined in the Investment Company Act and a majority of our trustees who have no financial interest in the transaction determine that such sales are in the best interests of the Company and its shareholders. We may also make rights offerings to our shareholders at prices per share less than the NAV per share, subject to applicable requirements of the Investment Company Act.
Investment Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under such limits, except for registered money market funds, we generally cannot invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject shareholders to additional indirect expenses. None of the policies described above are fundamental and each such policy may be changed without shareholder approval, subject to any limitations imposed by the Investment Company Act. Following our election to be treated as a RIC, our investment portfolio will also be subject to certain source-of-income and asset diversification requirements by virtue of its status to be a RIC for U.S. tax purposes. See “– Election to be Taxed as a Regulated Investment Company” above for more information.
Qualifying Assets
Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as Qualifying Assets, unless at the time the acquisition is made, Qualifying Assets represent at least 70% of the BDC’s total assets. The principal categories of Qualifying Assets relevant to our business are the following:

(1)    Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer which:
(a)    is organized under the laws of, and has its principal place of business in, the United States;
(b)    is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
(c)    satisfies any of the following:
i.    does not have any class of securities that is traded on a national securities exchange;
ii.    has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.    is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.    is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
(2)     Securities of any eligible portfolio company which we control.
(3)     Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)     Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)    Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)     Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
Managerial Assistance to Portfolio Companies
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments
Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to in this Form 10-K, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants
Under the Investment Company Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the Investment Company Act, would at least equal 150% immediately after each such issuance. On December 17, 2021, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

On March 25, 2022, we entered into a senior secured revolving credit agreement (the “ING Credit Agreement”) among us, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent. For additional information about the ING Credit Agreement, including amendments, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion and Analysis of Results of Operations—Leverage—ING Credit Agreement.” We may establish additional credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over the Secured Overnight Financing Rate (“SOFR”) or one or more alternative Benchmark Rates. We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/ or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address:
publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Affiliated Transactions

We may be prohibited under the Investment Company Act from conducting certain transactions with our affiliates without the prior approval of our trustees who are not interested persons and, in some cases, the prior approval of the SEC. The Adviser has received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, as well as certain Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the SEC order.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Adviser will vote proxies in what it perceives to be the best interest of the Company. The Adviser will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The Adviser’s proxy voting decisions will be made by officers who are responsible for monitoring each of the Company’s investments. To ensure that the vote is not the product of a conflict of interest, the Adviser will require that: (1) anyone involved in the decision-making process disclose to the Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

Shareholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Oaktree Strategic Credit Fund, c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

Other

We will be periodically examined by the SEC for compliance with the Investment Company Act, and be subject to the periodic reporting and related requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We have designated a chief compliance officer and adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and we review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Our website is https://osc.brookfieldoaktree.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 under the Exchange Act, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the NAV of our Common Shares could decline, and you may lose part or all of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Summary Risk Factors
Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities.

Market, Legal and Regulatory Risks

•We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.
•Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.
•Changes in laws or regulations governing our operations may adversely affect our business, and the impact of financial reform legislation on us is uncertain.
•General economic conditions, including those in Europe, could adversely affect the performance of our investments.
•Efforts to comply with regulations applicable to a public company will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

Risks Related to Our Investments

•Investments in privately owned small- and medium-sized companies pose a number of significant risks.
•We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
•We generally will not control our portfolio companies and our investments in prospective portfolio companies may be risky.
•When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.

•Provisions in a credit facility may limit our investment discretion and we may default under our credit facilities.
•Our portfolio companies may be highly leveraged, incur debt that ranks equally with, or senior to, our investments in such companies and breach covenants or default on such debt.
•Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
•Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•The illiquid nature of certain of our investments may make it difficult for us to sell these investments when desired.
•Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Risks Related to an Investment in the Company and the Common Shares

•We are a relatively new company and have limited operating history and are subject to all of the business risks and uncertainties associated with any new business.
•Our investment portfolio may not be diversified across companies, industries, types of securities or geographic regions, which may subject us to specific risks.
•Our Board has broad discretionary power with respect to our investment objective, policies and strategies and may in certain circumstances change our operating policies and strategies or amend our Declaration of Trust without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial conditions.
•We operate in a highly competitive market for investment opportunities and we may not be able to take advantage of attractive investment opportunities as a result of competition with other investors.
•There is a risk that investors in our Common Shares may not receive distributions or that our distributions may decrease over time.
•Although we have commenced a share repurchase program, we have discretion to repurchase Common Shares at a disadvantageous time to our shareholders, not repurchase such Common Shares or to suspend any share repurchase program.
•A significant portion of our portfolio securities do not have a readily available market price and, as a result, valuations of our portfolio involve uncertainties and subjective determinations.

Risks Related to the Adviser and its Affiliates; Conflicts of Interest

•Our ability to achieve our investment objective depends on the ability of the Adviser to support our investment process; if our Adviser were to lose key personnel or they were to resign, our ability to achieve our investment objective could be significantly harmed.
•The Adviser and its affiliates, including our officers and some members of our Board, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
•Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
•We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.
•We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•Our ability to enter into transactions with our affiliates is restricted.

Federal Income Tax Risks

•We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
•Our portfolio investments may present special tax issues.
•Legislative or regulatory tax changes could adversely affect investors.

General Risk Factors

•General economic and market conditions, including those caused by inflation and a rising interest rate environment, could materially affect the success of our activities and investments.
•Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.
•Global economic, political and market conditions, including those caused by inflation, a rising interest rate environment and the COVID-19 pandemic, have (and in the future, could further) adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

Market, Legal and Regulatory Risks

The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.

Certain countries have been susceptible to epidemics/pandemics, most recently COVID-19. The outbreak of such epidemics/pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and thereby is expected to adversely affect the performance of the Company’s investments. Furthermore, the rapid development of epidemics/pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments.

We are subject to regulatory oversight and requirements that restrict our activities and increase our cost of doing business.

The Investment Company Act imposes numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the Investment Company Act, BDCs are required to invest at least 70% of their total assets in Qualifying Assets, primarily in private U.S. companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, we are required to meet certain source-of-income and asset diversification requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against the Company and/or expose the Company to claims of private litigants. In addition, upon approval of a majority of our outstanding voting securities as required by the Investment Company Act, we may elect to withdraw our status as a BDC. If we decide to withdraw such election, or if we otherwise fails to qualify, or maintain our qualification as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions, significantly decrease our operating flexibility and could significantly increase our cost of doing business. In addition, any such failure could cause an event of default under future outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

Certain investments we make may result in reporting and compliance obligations under the applicable regulations of the various jurisdictions in which we make investments. In addition, certain investments we make may subject us and certain of our portfolio companies to a varied and complex body of energy and environmental regulations that both public officials and private individuals may seek to enforce. The costs of compliance will be borne by the Company. In addition, our investments are or may become subject to regulation by various agencies within or outside the United States. New and existing regulations, changing regulatory schemes and the burdens of regulatory compliance all may have a material negative impact on our performance. Oaktree cannot predict whether new legislation or regulation will be enacted by legislative bodies or governmental agencies, nor can it predict what effect such legislation or regulation might have. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact on our investment performance.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. As a result, we have taken advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if prospective investors will find the Common Shares less attractive because we rely on this exemption. If some prospective investors find the Common Shares less attractive as a result, there may be less of an interest in investing. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which the Company has total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the equity securities that is held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

We are subject to additional risks as a result of being regulated as a BDC and taxed as a RIC.

To qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to shareholders at least 90% of our taxable income each tax year, except that we may retain some or all of our net capital gains, and to designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. shareholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the shareholder, and the shareholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the shareholder’s cost basis for its Common Shares.

As a BDC, we may issue “senior securities,” including borrowing money from banks or other financial institutions so long as we meet an asset coverage ratio, as calculated as provided in the Investment Company Act, of at least 150%, after such incurrence or issuance. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, if any, repay a portion of such indebtedness at a time when such sales may be disadvantageous.

Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We generally are not able to issue or sell Common Shares at a price below the then-current NAV per Common Share, which may be a disadvantage as compared with other public companies or private investment funds.

If we raise additional funds by issuing more Common Shares or issuing senior securities convertible into, or exchangeable for, Common Shares, the percentage ownership of then-existing shareholders may decline at that time and such shareholders may experience dilution with respect to their percentage ownership. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on terms favorable to the Company or at all.

In addition, we may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The Investment Company Act also may impose restrictions on the structure of any securitization.

The Company is not registered with the CFTC as a commodity pool operator but may be required to do so in the future.

To the extent we acquire instruments which are commodity interests, we, the Adviser or another entity involved with the Adviser could be required to register with the CFTC as a commodity pool operator in connection with the Company’s acquisition of such commodity interests. We anticipate entering into commodity interest transactions, if at all, to a very limited extent solely for hedging purposes or otherwise within the limitations of the applicable CFTC regulations. Accordingly, the Adviser intends to operate the Company in a manner that will permit the Adviser to rely on an exemption or exclusion from the registration requirements applicable to commodity pool operators and will not be required to deliver a CFTC compliant disclosure document to prospective investors, nor will it be required to provide shareholders with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules that are generally applicable to registered commodity pool operators.

It is possible that, in connection any future strategic transaction or transactions we may enter into, the Adviser may not be able to operate the Company in a manner that will permit the Adviser to rely on an exemption or exclusion from the registration requirements applicable to commodity pool operators. Under these circumstances, the Adviser would be required to comply with disclosure, reporting, recordkeeping and other regulatory requirements applicable to registered commodity pool operators under the U.S. Commodity Exchange Act and the CFTC rules.

Existing and future financial reform legislation applicable to alternative asset managers and financial institutions more generally could have a material adverse impact on our business and results of operations.

Legal, tax and regulatory changes could occur that may adversely affect the Company at any time. The legal, tax and regulatory environment for funds that invest in alternative investments is evolving, and changes in the regulation and market perception of such funds, including changes to existing laws and regulations and interpretations thereof and increased criticism of the private equity and alternative asset industry by some politicians, regulators and market commentators, may adversely affect our ability to pursue our investment strategy, our ability to obtain leverage and financing and the value of investments we hold. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative investment fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions (including the European Union (“EU”)). It is impossible to predict what, if any, changes may be instituted with respect to the regulations applicable to us, the Adviser, Oaktree, their respective affiliates, the markets in which we and they trade and invest, the shareholders or the counterparties with which we and they do business, or what effect such legislation or regulations might have. There can be no assurance that we, the Adviser, Oaktree or our or their respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict our ability to implement our investment strategy could have a material adverse impact on our portfolio. To the extent that we or our investments are or may become subject to regulation by various agencies in the United States, Europe (including the U.K.) or other countries, the costs of compliance will be borne by us.

Furthermore, the securities, swaps and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, the CFTC, other regulators and SROs and exchanges are authorized to take extraordinary actions in the event of market emergencies, and retain the right to suspend or limit trading in securities, which could expose the Company to losses. The effect of any future regulatory change on us could be substantial and adverse.

Finally, the SEC and other various U.S. federal, state and local agencies may conduct examinations and inquiries into, and bring enforcement and other proceedings against, the Company, the Adviser, Oaktree or their respective affiliates. We, the Adviser, Oaktree or their respective affiliates may receive requests for information or subpoenas from the SEC and other state, federal and non-U.S. regulators (as well as from SROs and exchanges) from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including specific practices of the Adviser, Oaktree, the securities in which Oaktree invests on behalf of its clients or industry-wide practices. The costs of any such increased reporting, registration and compliance requirements may be borne by the Company and may furthermore place the Company at a competitive disadvantage to the extent that Oaktree or portfolio companies are required to disclose sensitive business information.

General economic conditions in the Eurozone could adversely affect our ability to make investment in Europe and the performance of any existing investments in Europe.

There are significant and persistent concerns regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the Euro and the suitability of the Euro to function as a single currency given the diverse economic and political circumstances in individual Eurozone countries. The risks and prevalent concerns about a credit crisis in Europe could have a detrimental impact on global economic recovery, as well as on sovereign and non-sovereign debt in the Eurozone countries. There can be no assurance that the market disruptions in Europe will not spread to other countries, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize affected countries and markets in Europe or elsewhere. These and other concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro entirely. Should the Euro dissolve entirely, the legal and contractual consequences with respect to the Company, our investments in Europe and the shareholders could be determined by laws in effect at such time. These potential developments could negatively impact our ability to make investments in Europe, the value of our investments in Europe and the general availability and cost of financing permitted investments.

We and our portfolio companies are subject to regulations related to privacy, data protection and information securities, and any failure to comply with these requirements could result in fines, sanctions or other penalties, which could have a material adverse effect on our business and our reputation.

Compliance with current and future privacy, data protection and information security laws could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and some of our current and planned business activities and as such could increase our costs or costs incurred by our portfolio companies. A failure to comply with such laws and regulation could result in fines, sanctions or other penalties, which could materially and adversely affect our of operations and overall business, as well as have an adverse impact on our reputation.

Portfolio companies are also subject to regulations related to privacy, data protection and information security in the jurisdictions in which they operate. As privacy, data protection and information security laws are implemented, interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

On January 1, 2020, many companies doing business in California (regardless of their physical location) became subject to the California Consumer Privacy Act of 2018 (the “CCPA”), which imposes a number of obligations related to the privacy of natural persons who are California residents (or “consumers”). Though this law will have the biggest impact on consumer-focused businesses, the CCPA also has implications for private fund managers, including Oaktree and the Adviser.

We may be held jointly and severally liable for any fine imposed on a portfolio company under EU competition laws.

Under EU competition law, the parent company of a group or holding companies that hold one or more portfolio companies may be held jointly and severally liable for the anticompetitive conduct of another entity where they formed part of a single economic unit during the period of the infringement. For that to be the case, such parent or holding company must have exercised decisive influence over the conduct of its subsidiary on the market at the time. Such parental liability may be imputed to Oaktree, the Adviser or us with respect to an investment in a portfolio company. In a recent decision, the European Commission imposed a fine jointly and severally on a private equity owner for an antitrust infringement by its former portfolio company. If a current or former portfolio company of ours were to be investigated and ultimately fined by the European Commission for breach of EU competition law, Oaktree, the Adviser or the Company could be held jointly and severally liable in whole or part for any fine that was imposed, which may have a material adverse effect on us.

MiFID II obligations could have an adverse effect on the ability of Oaktree and its MiFID-authorized EEA affiliates to obtain and research in connection with the provision of an investment service.

The Recast European Union Directive on Markets in Financial Instruments (“MiFID II”) came into effect on January 3, 2018 and imposes regulatory obligations in respect of providing financial services in the so-called European Economic Area (the “EEA”) by EEA banks and EEA investment firms providing regulated services (each an “Investment Firm”). Oaktree is a non-EEA investment manager but can be indirectly affected by MiFID II. MiFID II will, among others, restrict Investment Firms’ ability to obtain research in connection with the provision of an investment service. For example, Investment Firms providing portfolio management or independent investment advice may purchase investment research only at their own expense or out of specifically dedicated research payment accounts agreed upon with their clients. Research will also have to be unbundled and paid separately from the trading commission. EEA broker-dealers will unbundle research costs and invoice them to Investment Firms separated from dealing commissions.

It is expected that MiFID II will have significant and wide-ranging impacts on the EU financial services sector including asset managers, distributors and the EU securities and derivatives markets, including (i) enhanced investor protection standards, for example, extending product disclosure requirements originally aimed at protecting retail clients only under MiFID II to professional clients and introducing new product governance requirements impacting the design and distribution of financial instruments, (ii) enhanced corporate governance standards, (iii) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (iv) enhanced regulation of algorithmic trading, (v) the movement of trading in certain shares and derivatives onto regulated execution venues, (vi) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vii) restrictions on the use of so-called dark pool trading, (viii) the creation of a new type of trading venue called the “Organised Trading Facility” for non-equity financial instruments, (ix) commodity derivative position limits and reporting requirements, (x) an enhanced role for ESMA in supervising EU securities and derivatives markets and (xi) new requirements regarding non-EU investment firms’ access to EU financial markets. Implementation of these measures may have direct and indirect impacts on Oaktree and its affiliates. The extent to which MiFID II will have an indirect impact on markets and market participants outside the EU is unclear and yet to fully play out in practice. It will likely impact pricing, liquidity and transparency in most asset classes and certainly impact the research market. Accordingly, it is also difficult to predict the full impact of MiFID II on us, which may include an increase in the ongoing costs borne, directly or indirectly, by us. As a result, MiFID II may adversely affect the returns that investors might otherwise have received from us.

Our sustainability initiatives, specifically relating to environmental, social and governance matters, may impose additional costs and expose us to emerging areas of risk.

Sustainability risk means an ESG event or condition that, if it occurs, could cause an actual or a potential material negative impact on the value of the investment (“Sustainability Risk”). Before any investment decisions are made on behalf of the Company, the Adviser identifies the material risks associated with the proposed investment. These risks form part of the overall investment analysis. The Adviser assesses the identified risks alongside other relevant factors. Following its assessment, the Adviser makes investment decisions having regard to our investment policy and objectives, taking into account Sustainability Risks and Oaktree’s wider policies and procedures on responsible investing. Sustainability Risk is potentially relevant to the Company having regard to the types of investments that may be made in accordance with our investment policy and objectives. The Company is exposed to potential Sustainability Risk as reflected in the paragraphs below. Notwithstanding the above, it is recognized that Sustainability Risk may not be relevant to certain non-core activities undertaken by the Adviser in relation to the Company (for example, hedging).

Oaktree believes that long-term value will be enhanced by considering Sustainability Risks when investing, promoting ESG awareness, and improving the ESG practices of their investments. As such, the Adviser takes account of Sustainability Risks in its investment decisions on our behalf. However, neither the Adviser nor Oaktree considers the adverse impacts of investment decisions on sustainability factors within the meaning of and in the manner prescribed by the EU Sustainable Finance Disclosure Regulation (2019/2088), because they are mindful that the detailed underlying rules contained in the Regulatory Technical Standards merit a thorough evaluation, including to ascertain the availability of the data set required to be reported. Oaktree will continue to assess its position as the underlying rules are finalized and market practice develops in this area.

While Sustainability Risks are only some of the many factors the Adviser considers in making an investment, there is no guarantee that the Adviser will (a) implement or make investments that create positive sustainability impact while it seeks to enhance long-term shareholder value and achieving financial returns and/or (b) will successfully identify and mitigate all material Sustainability Risks. To the extent that the Adviser engages with underlying investments on sustainability-related practices, potential enhancements and risk mitigants, such steps may not achieve the desired financial results, or the market or society may not view any such changes as desirable. Successful engagement on the part of the Adviser depends on the Adviser’s skill in properly identifying and analyzing material sustainability and other factors (which may involve qualitative and subjective judgements) and their related value, and there can be no assurance that the strategy or techniques employed will be successful. Considering sustainability qualities when evaluating an investment may result in the selection or exclusion of certain investments based on the Adviser’s view of certain sustainability-related and other factors and carries the risk that we may underperform compared to other funds that do not take sustainability-related factors into account. In assessing a particular investment, the Adviser may be dependent upon information and data obtained through third parties that may be incomplete, inaccurate or unavailable. Such data gaps could result in the incorrect assessment of a sustainability practice and/or related Sustainability Risks and opportunities. Sustainability-related practices differ by region, industry and issue and are evolving accordingly, and an investment’s sustainability-related practices or the Adviser’s assessment of such practices may change over time. Similarly, new sustainability requirements imposed by jurisdictions in which Oaktree does business and/or in which the Company is marketed may result in additional compliance costs, disclosure obligations or other implications or restrictions on the Company or on the Adviser. Under such requirements, the Adviser may be required to classify itself or the Company against certain criteria, some of which can be open to subjective interpretation. Oaktree’s view on the appropriate classification may develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. A change to the relevant classification may require further actions to be taken, for example it may require further disclosures by the Adviser or the Company or it may require new processes to be set up to capture data about the Company or its investments, which may lead to additional cost.

Regulation of derivatives transactions in the United States and other jurisdictions may have a negative impact on the performance of our investments.

Title VII of the Dodd-Frank Act establishes a general framework for systemic regulation that has imposed and will impose mandatory clearing, exchange trading and margin requirements on many derivatives transactions. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers” and “security-based swap dealers” that are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, a large number of which have been implemented. This regulatory framework has significantly increased the costs of entering into derivatives transactions for end-users of derivatives, such as us. In particular, new margin requirements and capital charges, even when not directly applicable to us, are expected to increase the pricing of derivatives we transact in. New exchange trading and trade reporting requirements and position limits may lead to changes in the liquidity of derivative transactions, or higher pricing.

In addition to U.S. laws and regulations relating to derivatives, certain non-U.S. regulatory authorities have passed or proposed, or may propose in the future, legislation similar to that imposed by the Dodd-Frank Act. For example, EU legislation imposes position limits on certain commodity transactions, and the European Market Infrastructure Regulation (“EMIR”) requires reporting of derivatives and various risk mitigation techniques to be applied to derivatives entered into by parties that are subject to EMIR. Certain entities may be required to clear certain derivatives and may be subject to initial and variation margin requirements with respect to their non-cleared derivatives, under EMIR and its subordinate legislation. These EU regulatory changes have impacted or will impact, directly or indirectly, a broad range of counterparties, both outside and within the EU, and are understood to have increased, and are expected to potentially increase, our costs of transacting derivatives (particularly with banks and other dealers directly subject to such regulations).

In addition, the tax environment for derivative instruments and funds is evolving, and changes in the taxation of derivative instruments or funds may adversely affect the value of certain derivatives contracts we enter into and our ability to pursue our investment strategies. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact on our investment performance.

Compliance with anti-money laundering requirements could require Oaktree and the Adviser to provide to governmental authorities information about the Company’s shareholders and could require that a shareholder’s funds be frozen or that the shareholder withdraw from the Company.

The Adviser and Oaktree will be authorized, without the consent of any person, including any shareholder, to take such action as the Adviser or Oaktree determines in its sole discretion to be reasonably necessary or advisable to comply, or to cause the Company to comply, with any applicable laws and regulations, including any anti-money laundering or counter-terrorist financing laws, rules, regulations, directives or special measures. In addition, the Adviser and Oaktree may disclose, without the consent of any person, including any shareholder, to governmental authorities, SROs and financial institutions information concerning the Company and one or more of the shareholders that the Adviser or Oaktree determines in its sole discretion is necessary or advisable to comply with applicable laws and regulations, including any anti-money laundering or counter-terrorist financing laws or regulations, and each shareholder will be required to provide the Adviser or Oaktree all information that the Adviser or Oaktree determines in its sole discretion to be advisable or necessary to comply with such laws and regulations. The Adviser may be required by applicable law to freeze a shareholder’s funds or cause such shareholder to withdraw or compulsorily withdraw such shareholder from the Company.

Economic and trade sanctions and anti-bribery laws could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit Oaktree, the Investment Professionals and us from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as amended from time to time, can be found on the OFAC website at http://www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries or subject to certain sanctions programs regardless of whether such individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to identify sanctioned parties and prevent dealings with them. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). Oaktree, the Investment Professionals and the Company may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even preclude the effect of the sanctions administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions.

At the same time, Oaktree may be obligated to comply with certain anti-boycott laws and regulations that prevent Oaktree and us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. Oaktree’s failure to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject Oaktree, the Adviser or us to fines, penalties, and adverse legal and reputational consequences.

In some countries, there is a greater acceptance than in the United States and the U.K. of government involvement in commercial activities and of activities constituting corruption in the United States and the U.K. Certain countries, including the United States and the U.K., have laws prohibiting commercial bribery. Oaktree, the Adviser and the Company are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for portfolio companies to obtain or retain business.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA and have devoted greater scrutiny to investments by private equity sponsors. In addition, the U.K., with enactment of the U.K. Bribery Act, has expanded the reach of its anti-bribery laws significantly. While Oaktree has developed and implemented policies and procedures designed to ensure strict compliance by Oaktree and its personnel with the FCPA and the U.K. Bribery Act and the sanctions regimes that apply to Oaktree, such policies and procedures may not be effective in all instances to prevent violations or offenses. In addition, in spite of Oaktree’s policies and procedures, affiliates of portfolio companies, particularly in cases in which we or an Other Oaktree Fund does not control such portfolio company, may engage in activities that could result in FCPA, U.K.

Bribery Act or other violations of law. Any determination that Oaktree has violated or committed an offense under the FCPA, U.K. Bribery Act or other applicable anti-corruption laws or anti-bribery laws or sanctions requirements could subject Oaktree to, among other things, civil and criminal penalties, reputational damage, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disclosure obligations and a general loss of investor confidence, any one of which could adversely affect Oaktree’s business prospects and/or financial position, as well as our ability to achieve our investment objective and/or conduct our operations.

We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Oaktree and its portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information. Although Oaktree has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Oaktree does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Oaktree, the Company, the shareholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Oaktree’s, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Oaktree and/or portfolio companies. Oaktree, the Company and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We may have no or limited insurance against certain catastrophic losses.

Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, terrorist attacks or other similar events, may be either uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact on the related investments. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, all investments may not be insured against terrorism. If a major uninsured loss occurs, we could lose both invested capital in and anticipated profits from the affected investments.

We may not be able to obtain all required licenses.

Certain federal and local banking and other regulatory bodies or agencies inside or outside the United States may require us and/or the Adviser to obtain licenses or similar authorizations to engage in various types of lending activities, including investment in senior loans. Such licenses or authorizations may take a significant amount of time to obtain, and may require the disclosure of confidential information regarding the Company, a shareholder or their respective affiliates, including financial information and/or information regarding officers and directors of such investor, and we may or may not be willing or able to comply with these requirements. In addition, there can be no assurance that any such licenses or authorizations would be granted or, if so, would not impose restrictions on us. Alternatively, the Adviser may be able to structure our potential investments in a manner which would not require such licenses and authorizations, but which would be inefficient or otherwise disadvantageous for us and/or the borrower. The inability of the Company or the Adviser to obtain such licenses or authorizations, or the structuring of an investment in an inefficient or otherwise disadvantageous manner, could adversely affect the Adviser’s ability to implement our strategy and our results.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objective.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our current public offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our Common Shares to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to the Company, such as listed entities, exist and may have lower expenses, less complexity and/or lower investment risk than the Company. Certain investments in listed entities may involve lower or no commissions at the time of initial purchase. Under Regulation Best Interest, broker-dealers participating in our current public offering must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in our continuous public offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

Risks Related to Our Investments

Investments in privately owned small- and medium-sized companies pose a number of significant risks.

We invest primarily in privately owned medium-sized companies and may also invest in privately owned small companies. Investments in these types of companies pose a number of significant risks. For example, such companies: (a) have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress; (b) may have limited financial resources and may be unable to meet their obligations under the debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with our investment; (c) may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns; (d) are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us; (e) may have less predictable operating results, may from time to time be parties to litigation, may be engaged in volatile businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and (f) are not subject to the Exchange Act and other regulations that govern public companies, and, therefore, provide little information to the public. In addition, we, the Adviser, its and our affiliates and trustees, executive management team and members, and the Investment Professionals may, in the ordinary course of business, be named as defendants in litigation arising from our investments in such portfolio companies.

Further, investments in such companies tend to be less liquid. See “—The illiquid nature of certain of our investments may make it difficult for us to sell these investments when desired" below.

Finally, little public information generally exists about privately owned companies, and these companies often do not have third-party debt ratings or audited financial statements. Shareholders, therefore, must rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and shareholders may lose money on our investments.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

Debt investments that we make may be based on floating rates, such as SOFR, the Sterling Overnight Interbank Average Rate (“SONIA”), LIBOR, the Euro Interbank Offered Rate, or alternate base rates such as the prime rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR.

Because we have borrowed money, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Shares. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In 2022, the U.S. Federal Reserve raised short term interest rates and has suggested additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to our Adviser with respect to the portion of the incentive fee based on income.

We face risk of loss in connection with transactions with counterparties, settlements and exposure to local intermediaries.

From time to time, certain securities markets have experienced operational clearance and settlement problems that have resulted in failed trades. These problems could cause us to miss attractive investment opportunities or result in our liability to third parties by virtue of an inability to perform our contractual obligation to deliver securities. In addition, delays and inefficiencies of the local postal, transport and banking systems could result in the loss of investment opportunities, the loss of funds (including dividends) and exposure to currency fluctuations.

Because certain purchases, sales, securities lending, derivatives and other transactions in which we engage involve instruments that are not traded on an exchange, but are instead traded between counterparties based on contractual relationships, we are subject to the risk that a counterparty will not perform its obligations under the related contracts, as well as risks of transfer, clearance or settlement default. Such risks may be exacerbated with respect to non-U.S. securities or transactions with non-U.S. counterparties. There can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result. Such risks may differ materially from those entailed in exchange-traded transactions that generally are backed by clearing organization guarantees, daily marking-to-market and settlement of positions and segregation and minimum capital requirements applicable to intermediaries. There can be no assurance that the Adviser’s monitoring activities will be sufficient to adequately control counterparty risk.

In situations where we place assets in the care of a custodian or are required to post margin or other collateral with a counterparty, the custodian or counterparty may fail to segregate such assets or collateral, as applicable, or may commingle the assets or collateral with the relevant custodian’s or counterparty’s own assets or collateral, as applicable. As a result, in the event of the bankruptcy or insolvency of any custodian or counterparty, our excess assets and collateral may be subject to the conflicting claims of the creditors of the relevant custodian or counterparty, and we may be exposed to the risk of a court treating the Company as a general unsecured creditor of such custodian or counterparty, rather than as the owner of such assets or collateral, as the case may be.

Certain of our transactions may be undertaken through local brokers, banks or other organizations in the countries in which we make investments, and we will be subject to the risk of default, insolvency or fraud of such organizations. The collection, transfer and deposit of bearer securities and cash expose the Company to a variety of risks, including theft, loss and destruction. Finally, we will be dependent upon the general soundness of the banking systems of countries in which investments will be made.

Our investments are subject to environmental risks.

We may face significant environmental liability in connection with our investments. When compared to the United States, the historical lack or inadequacy of environmental regulation in certain non-U.S. countries has led to the widespread pollution of air, ground and water resources. The legislative framework for environmental liability in these countries has not been fully established or implemented. The extent of the responsibility, if any, for the costs of abating environmental hazards may be unclear when we are considering an investment.

We may invest in derivative instruments from time to time, which present various risks, including market, counterparty, operational and liquidity risks.

Our use of derivatives will largely be limited to hedging certain foreign currency exposures in order to manage risk and return trade-offs, and we may also engage in interest rate hedging or other hedging strategies. While these transactions may reduce certain risks, the transactions themselves entail certain other risks, including counterparty credit risk. Hedging against a decline in the value of a portfolio position does not eliminate fluctuations in the values of portfolio positions or prevent losses if the values of those positions decline, but instead establishes other positions designed to gain from those same developments, thus offsetting the decline in the portfolio positions value. These types of hedging transactions also limit the opportunity for gain if the value of the portfolio position increases. Moreover, it may not be possible to hedge against currency exchange rate, interest rate or public security price fluctuations at a price sufficient to provide protection from the decline in the value of the portfolio position.

While not anticipated to be a meaningful aspect of our investment strategy, we may also invest in over-the-counter (“OTC”) derivative instruments from time to time. Although we expect to invest in OTC contracts on a bilateral basis with banks or other dealers, we may invest in certain derivatives that are traded on swap execution facilities, security-based swap execution facilities or other similar multi-lateral trading platforms. Certain of such derivatives may be cleared through central counterparties (“CCPs”).

Investing in derivative instruments, particularly OTC derivatives, presents various risks, including market, counterparty, operational and liquidity risks. The prices of derivative instruments, including swaps, forwards and options, may be highly volatile. The value of derivatives also depends upon the price of the underlying security or other asset or index. Typically, investing in a derivative instrument requires the deposit or payment of an initial amount much smaller than the notional or exposure amount from such derivative instrument. Therefore, if the relevant cash market moves against the Company, we will suffer a larger loss than it would have by directly investing in the underlying security or other asset or index. As discussed below, OTC derivatives are also subject to the default and credit risk of the counterparty if they are not cleared through CCPs, while centrally cleared derivatives are subject to the credit risk of the CCP and the relevant futures commission merchant or other clearing broker. In addition, significant disparities may exist between “bid” and “ask” prices for derivative instruments that are traded over-the-counter and not on an exchange. While such OTC derivatives are subject to increased regulation under the Dodd-Frank Act, the investor protections and other regulations applicable to such OTC derivatives differ from those applicable to futures and other exchange-traded instruments, as discussed below. In addition, compared with such exchange-traded instruments, the market for OTC derivatives is less liquid. Although OTC derivative instruments are designed to be tailored to meet particular financing and other needs and, therefore, typically provide more flexibility than exchange-traded products, the risk of illiquidity is also greater as these instruments can generally be closed out only by negotiation with the counterparty. In volatile markets, we may not be able to close out a position without incurring a significant amount of loss.

We may also enter into certain other types of swaps, including total return swaps, rate of return swaps, credit default swaps (including index-related credit default swaps), interest rate swaps and credit-linked securities. OTC credit default swaps are bilateral agreements between two parties that transfer a defined credit risk from one party to another.

Swaps transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms of the transaction and our circumstances. In general, however, all swaps transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk. Highly customized swaps transactions in particular may increase liquidity risk. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor. In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for us to modify, terminate or offset our obligations under a swap or our exposure to the risks associated with a swap prior to its scheduled termination date.

Rule 18f-4 under the Investment Company Act addresses the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the rules. We believe we qualify as a limited derivative user under the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Investments in options and warrants present risk of loss, including as a result of price movements of underlying securities.

The successful use of options and warrants depends principally on the price movements of the underlying securities. In addition, when we purchase an option or warrant, we run the risk that we will lose our entire investment in a relatively short period of time if the option or warrant turns out to be worthless at the time of its exercise. If the price of the underlying security does not rise (in the case of a call) or fall (in the case of a put) to an extent sufficient to cover the option premium and transaction costs, we will lose part or all of our investment in the option. There is no assurance that we will be able to effect closing transactions at any particular time or at any acceptable price. In the event of the bankruptcy of a broker through which we engage in transactions in options or warrants, we could experience delays or losses in liquidating open positions purchased or sold through the broker.

We will bear certain risks associated with any bridge financing we provide to portfolio companies.

We may provide bridge financing to a portfolio company in order to facilitate an investment we organize. Such bridge financings would typically be convertible into more permanent, long-term positions. We will bear the risk of any changes in capital markets, which may adversely affect the ability to refinance any bridge investments. For reasons not always in our or the Adviser’s control, such refinancings may not occur and such bridge financings may remain outstanding. In such event, the failure to refinance could lead to increased risk and cost to the Company.

Securities purchased or sold on a when-issued, “when, as and if issued,” delayed delivery or forward commitment basis could increase the volatility of our NAV.

Securities purchased or sold by the Company on a when-issued, “when, as and if issued,” delayed delivery or forward commitment basis are subject to market fluctuation, and no interest or dividends accrue to the purchaser prior to the settlement date. At the time of delivery of the securities, the value may be more or less than the purchase or sale price. In the case of “when, as and if issued” securities, the Company could lose an investment opportunity if the securities are not issued. An increase in the percentage of our assets committed to the purchase of securities on a when issued, “when, as and if issued,” delayed delivery or forward commitment basis may increase the volatility of our NAV.

We invest in significant amounts of loans or other debt instruments, including debt-like instruments such as preferred equity, and bank loans and participations, which pose unique risks.

Our investment program includes investments in significant amounts of loans or other debt instruments, including debt-like instruments such as preferred equity, a significant amount of bank loans and participations, as well as other direct lending transactions. These obligations are subject to unique risks, including (a) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws, (b) so-called lender-liability claims by the issuer of the obligations, (c) environmental liabilities that may arise with respect to collateral securing the obligations and (d) limitations on our ability to enforce directly our rights with respect to participations. In analyzing each loan or other debt instrument, we compare the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks, absent certain conduct by the Adviser, Oaktree, their respective affiliates and certain other individuals, will be borne by the Company. In addition, the settlement process for the purchase of bank loans can take significantly longer than the timeframes established by the Loan Syndications & Trading Association and comparable non-U.S. bodies. The longer a trade is outstanding between the counterparties, the greater the risk of additional operational and settlement issues and the potential for our counterparty to fail to perform. In addition, our investment program may include investments in second lien loans. The nature of second lien loans will entail risks related to priority with respect to collateral, including (a) the subordination of our claims to a senior lien in terms of the coverage and recovery of the collateral and (b) the prohibition of, or limitation on, the right to foreclose on a second lien or exercise other rights as a second lien holder. In certain cases, therefore, no recovery may be available from a defaulted second lien loan.

If we purchase a participation, we will not have established any direct contractual relationship with the borrower. We will be required to rely on the lender or the participant that sold the participation, not only for the enforcement of our rights against the borrower, but also for the receipt and processing of payments due to us under the participation. We will therefore be subject to the credit risk of both the borrower and the selling lender or participant. Because it may be necessary to assert through the selling lender or participant such rights as may exist against the borrower, in the event the borrower fails to pay principal and interest when due, such assertion of rights against the borrower may be subject to delays, expenses and risks that are greater than those that would be involved if we could enforce our rights against the borrower directly.

Loans or other debt instruments we make or acquire may become non-performing following their acquisition for a wide variety of reasons. Such non-performing loans or debt instruments may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of principal. It is possible that we may find it necessary or desirable to foreclose on collateral securing one or more loans we have purchased. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive.

See “— We invest in bank loans, which have associated risks that are different from those of other debt instruments” for additional risks associated with investing in bank loans.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of an issuer. Issuers may have, and/or may be permitted to incur, other debt and liabilities that rank equally with or senior to the senior loans in which we invest. If other indebtedness is incurred that ranks in parity in right of payment or proceeds of collateral with respect to senior loans in which we invest, we would have to share on an equal basis any distributions with other creditors in the event of a liquidation, reorganization, insolvency, dissolution or bankruptcy of such an issuer. Where we hold a first lien to secure senior indebtedness, the issuers may be permitted to issue other senior loans with liens that rank junior to the first liens granted to us. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such an issuer, affect the recovery that we would have been able to achieve in the absence of such other debt.

Even where the senior loans we hold are secured by a perfected lien over a substantial portion of the assets of an issuer and its subsidiaries, the issuer and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of issuers will be structurally senior to the debt we hold. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans we hold. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which we have a lien. We may also invest in second-lien secured debt, which compounds the risks described in this paragraph.

We may invest in secured or unsecured loans and are subject to risk of loss upon a borrower default.

In the event of a default by a borrower, we might not receive payments to which we are entitled and thereby could experience a decline in the value of our investments in the borrower. If we invest in debt that is not secured by collateral, in the event of such default, we will have only an unsecured claim against the borrower. In the case of second lien loans that are secured by collateral, while the Adviser generally expects the value of the collateral to be greater than the value of such secured second lien loans, the value of the collateral may actually be equal to or less than the value of such second lien loans or may decline below the outstanding amount of such second lien loans subsequent to our investment. Our ability to have access to the collateral may be limited by bankruptcy and other insolvency laws. Under certain circumstances, the collateral may be released with the consent of the lenders or pursuant to the terms of the underlying loan agreement with the borrower. There is no assurance that the liquidation of the collateral securing a loan would occur in a timely fashion or would satisfy the borrower’s obligation in the event of nonpayment of scheduled interest or principal, or that the collateral could be readily liquidated. As a result, we might not receive full payment on a secured loan investment to which we are entitled and thereby may experience a decline in the value of, or a loss on, the investment.

We invest in companies that are highly leveraged, and, in most cases, our investments in such companies will be in below investment grade securities, which are viewed as having predominately speculative characteristics.

We invest in companies that are highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, the Adviser believes that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- or Baa), which is often referred to as

“high yield” and “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Securities in the lower-rated categories and comparable non-rated securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. Such issuers typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Because investors generally perceive that there are greater risks associated with the lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, and the market prices of such securities are subject to erratic and abrupt movements. The spread between bid and asked prices for such securities may be greater than normally expected. Such factors can adversely affect the prices at which these securities can be sold and may even make it difficult to sell such securities.

Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy proceedings.

We may invest in event-driven special situations.

We may invest in companies that become involved in (or the target of) acquisition attempts or tender offers or in companies involved in or undergoing spin-offs or reorganizations, or that become the subject of work-outs, liquidations or bankruptcies or other catalytic changes or similar transactions. In any investment opportunity involving any such type of special situation, there exists the risk that the contemplated transaction either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the Company of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not in fact occur, we may be required to sell its investment at a loss. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies in which we may be invested, there is a potential risk of loss of our entire investment in such companies.

We invest in lower-rated loans and debt instruments, which are subject to greater risk of loss of principal and interest than higher-rated loans and debt instruments.

Because we invest in loans and other debt instruments that are rated below investment grade by the various credit rating agencies, or trade at a yield similar to non-investment grade debt (and in comparable non-rated loans), the Adviser must take into account the special nature of such loans and debt instruments and certain special considerations in assessing the risks associated with such investments. Loans and debt instruments rated in the lower rating categories are subject to greater risk of loss of principal and interest than higher-rated loans and debt instruments and are generally considered to be predominantly speculative with respect to the borrower’s capacity to pay interest and repay principal. They are also considered to be subject to greater risk than investment grade rated debt instruments in the case of deterioration of general economic conditions. Because investors perceive that there are greater risks associated with such loans and debt instruments, the yields and prices of such loans and debt instruments may be more volatile than those for higher-rated loans and debt instruments. The market for lower-rated loans and debt instruments is thinner, often less liquid and less active than that for higher-rated loans and debt instruments, which can adversely affect the prices at which such loans and debt instruments can be sold and may even make it impractical to sell such loans or debt instruments. It should be recognized that an economic downturn is likely to have a negative effect on the debt market and on the value of the loans and debt instruments held by the Company as well as on the ability of the borrowers of such debt, especially highly leveraged borrowers, to service principal and interest payment obligations to meet their projected business goals or to obtain additional financing. If a borrower of a loan owned by the Company defaults on such loan, we may incur additional expenses to seek recovery, and the possibility of any recovery may be subject to the expense and uncertainty of insolvency proceedings.

We invest in bank loans, which have associated risks that are different from those of other debt instruments.

Our investment program includes investments in significant amounts of bank loans. Bank loans may not be deemed to be “securities” for purposes of the federal securities laws and therefore may not have the protections afforded by the federal securities laws, including anti-fraud protections. In addition, bank loans have a longer settlement period as compared to other debt instruments. When compared to the purchase of high yield bonds, which typically settle within three business days after the initial trade date, the settlement process for the purchase of bank loans can take several days and, in certain instances, several weeks longer than a bond trade. The longer a trade is outstanding between the counterparties may increase the risk of additional operational and settlement issues and the potential for our counterparty to fail to perform.

Borrowers may elect to repay the principal on an obligation earlier than expected.

Our investments will typically permit the borrowers to voluntarily prepay directly originated senior secured loans and other debt investments at any time, either with no or a nominal prepayment premium. Borrowers may elect to repay the principal on an obligation earlier than expected. This may happen, including when there is a decline in interest rates, or when an issuer’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. Assuming an improvement in a borrower’s or the credit market conditions, early repayments of the debt held by the Company could increase. Generally, our investments are not expected to include a significant premium payable upon the repayment of such senior debt.

We may engage in short sale transactions.

We may engage in short sale transactions for hedging purposes. Short sales can, in certain circumstances, substantially increase the impact of adverse price movements on our portfolio. A short sale of a security involves the risk of a theoretically unlimited loss from a theoretically unlimited increase in the market price of the security that could result in an inability to cover the short position. In addition, there can be no assurance that securities necessary to cover a short position will be available for purchase.

Our investment portfolios may be subject to high turnover rates, which will increase commission and transaction costs.

The different strategies we use may require frequent trading and a high portfolio turnover. The more frequently we trade, the higher the commission and transaction costs and certain other expenses involved in our operations. We will bear these costs regardless of the profitability of our investment and trading activities. In addition, a high portfolio turnover may increase the recognition of short-term, rather than long-term, capital gains.

Both our portfolio companies and the Company may be leveraged.

Our investments include companies whose capital structures may have significant leverage. Such investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure of the portfolio companies to adverse economic factors, such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities we acquire may be the most junior in what will typically be a complex capital structure, and, thus, subject to the greatest risk of loss.

Furthermore, we engage in certain investment activities that involve the use of leverage. The cumulative effect of the use of leverage by the Company in a market that moves adversely to our investments could result in a loss to the Company that would be greater than if leverage had not been used, including loss of the entire investment and also the possibility of loss exceeding the original amount of a particular investment. To the extent that we engage in any leveraging, we will be subject to the risks normally associated with debt financing, including those relating to the ability to refinance and the insufficiency of cash flow to meet principal and interest payments, which could significantly reduce or even eliminate the value of our investment. Leveraging the capital structure will mean that third parties, such as banks, may be entitled to the cash flow generated by such investments prior to the Company receiving a return. Also, if one of our assets is mortgaged or otherwise used as collateral to secure repayment of indebtedness and such payments are not made, the asset could be foreclosed upon by the lender or otherwise transferred to the lender.

There are also financing costs associated with leverage, and each leveraged investment will involve interest rate risk to the extent that financing charges for such leveraged investment are based on a predetermined interest rate. Furthermore, to the extent that we draw capital from a credit facility to fund investments, the amount and timing of contributions and distributions to the shareholders may be affected in a manner that in some circumstances could be potentially adverse to the shareholders.

No assurance can be given that financing for our investments will be obtained on favorable or acceptable terms, or at all. In addition, once initial financing is obtained, no assurance can be given that such financing will subsequently be available throughout the life of any individual investment, or that replacement financing can be obtained as intended by the Adviser. If we are unable to obtain financing, this may have a material adverse effect on our ability to achieve our investment objective and the return on invested capital.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, which will increase the risks of investing in our Common Shares, including the likelihood of default. We borrow under the ING Credit Agreement, and may issue debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make Common Share distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2022, we had $75.0 million of outstanding indebtedness under the ING Credit Agreement. This debt instrument requires periodic payments of interest. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, our borrowings under the ING Credit Agreement bore interest at a weighted average rate of 5.0% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2022 total assets of at least 0.86%. If we are unable to meet the financial obligations under the ING Credit Agreement or any other future credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our shareholders.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common shareholder	-13.08	-7.05	-1.03	4.99	11.01

For purposes of this table, we have assumed $441.7 million in total assets (less all liabilities and indebtedness not represented by senior securities), $75.0 million in debt outstanding under the ING Credit Agreement, $366.7 million in net assets as of September 30, 2022, and a weighted average interest rate of 5.0% as of September 30, 2022 (exclusive of deferred financing costs). Actual interest payments may be different.

We may default under our credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Leveraged portfolio companies may pose higher risk of default.

Leveraged companies, such as those in which we invest, may be more prone to bankruptcy or similar financial distress. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the securities that we will hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, we may write down the value of a portfolio company investment upon the worsening of the financial condition of the portfolio company or in anticipation of a default, which could also have a material adverse effect on our business, financial condition and results of operations

As a result, we may need to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performances of leveraged companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may result in our receipt of a reduced level of interest income from such portfolio companies and/or losses or charge offs related to such investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Our success may depend, in part, on the ability of the Adviser to effectuate loan modifications or restructure and improve the operations of portfolio companies. The activity of identifying and implementing any such restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that the Adviser will be able to successfully identify and implement such restructuring programs and improvements.

We may enter into reverse repurchase agreements, which involve many of the same risks posed by our use of leverage.

We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Entry into any such reverse repurchase agreements would be subject to the Investment Company Act limitations on leverage. In connection with entry into a reverse repurchase agreement, we would effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement would make a loan to us in an amount equal to a percentage of the fair value of the collateral pledged. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and then receive back our collateral. While used as collateral, the assets continue to pay principal and interest, which are for the benefit of the Company.

Use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage. For example, the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but we would remain obligated to purchase those securities. As such, we bear the risk of loss that the proceeds at settlement are less than the fair value of the securities pledged. In addition, the market value of the securities retained may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we would be adversely affected. In addition, due to the interest costs associated with reverse repurchase agreements, our NAV would decline, and, in some cases, we may be worse off than if it had not used such agreements.

We may issue senior securities or incur indebtedness, and any amounts that we use to service our senior securities or indebtedness will reduce amounts distributable to holders of our Common Shares.

Consistent with applicable legal and regulatory requirements, we may issue senior securities and/or borrow money from banks or other financial institutions up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities if it meets an asset coverage ratio, as calculated as provided in the Investment Company Act, of at least 150% immediately after each such issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing Common Shares. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations.

Also, any amounts that we use to service our indebtedness or senior securities would not be available for distributions to shareholders. Furthermore, as a result of issuing indebtedness or senior securities, shareholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.

If we issue preferred shares, the preferred shares would rank “senior” to the Common Shares. Preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of shareholders. The issuance of preferred shares could also have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for shareholders or otherwise be in their best interest.

We are not generally able to issue and sell Common Shares at a price below the then-current NAV per Common Share. We may, however, sell Common Shares, or warrants, options or rights to acquire Common Shares, at a price below the then-current NAV per Common Share if the Board of Trustees determines that such sale is in the best interests of the Company and the shareholders, and the shareholders approve such sale. If we raise additional funds by issuing more Common Shares, including in connection with senior securities convertible into, or exchangeable for, Common Shares, then the percentage ownership of shareholders at that time will decrease, and holders of Common Shares might experience dilution with respect to their percentage ownership.

We may invest in distressed or bankrupt companies, and investing in companies involved in bankruptcy proceedings presents significant risks.

We may acquire the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for the shareholders may be diminished, particularly where the portfolio company has negative EBITDA.

We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied whether through a liquidation, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation. In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets we receive in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.

Moreover, any securities we receive upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

We may make investments that could require substantial workout negotiations or restructuring in the event of a default or bankruptcy. There are a number of significant risks when investing in companies involved in bankruptcy proceedings, including the following: First, many events in a bankruptcy are the product of contested matters and adversary proceedings that are beyond the control of the creditors. Second, a bankruptcy filing may have adverse and permanent effects on a company. For instance, the company may lose its market position and key employees and otherwise become incapable of restoring itself as a viable entity. Further, if the proceeding is converted to a liquidation, the liquidation value of the company may not equal the liquidation value that was believed to exist at the time of the investment. Third, the duration of a bankruptcy proceeding is difficult to predict. A creditor’s return on investment can be impacted adversely by delays while the plan of reorganization is being negotiated, approved by the creditors and confirmed by the bankruptcy court, and until it ultimately becomes effective. Fourth, certain claims, such as claims for taxes, wages, employee and worker pensions and certain trade claims, may have priority by law over the claims of certain creditors. Fifth, the administrative costs in connection with a bankruptcy proceeding are frequently high and will be paid out of the debtor’s estate prior to any return to creditors. Sixth, creditors can lose their ranking and priority in a variety of circumstances, including if they exercise “domination and control” over a debtor, and other creditors can demonstrate that they have been harmed by such actions. Seventh, we may seek representation on creditors’ committees and as a member of a creditors’ committee, it may owe certain obligations generally to all creditors similarly situated that the committee represents, and it may be subject to various trading or confidentiality restrictions. If the Adviser concludes that our membership on a creditors’ committee entails obligations or restrictions that conflict with the duties it owes to shareholders, or that otherwise outweigh the advantages of such membership, we will not seek membership in, or will resign from, that committee. Because we will indemnify the Adviser or any other person serving on a committee on our behalf for claims arising from breaches of those obligations, indemnification payments could adversely affect the return on our investment in an asset or company undergoing reorganization.

There is a possibility that we may incur substantial or total losses on our investments and, in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to the Company and distributions to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws may delay our ability to realize on collateral for loan positions held by us, or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws. In addition, the bankruptcy laws and regimes of certain jurisdictions outside the United States may be untested, subject to manipulation or change and not provide a proven venue to resolve a company’s bankruptcy estate.

Investments in real estate and mortgage-backed securities carry risks, including fluctuations in value and complications associated with events of default.

The value of real estate and real estate-related securities and other investments can fluctuate for various reasons. Real estate values can be seriously affected by interest rate fluctuations, bank liquidity, the availability of financing and by regulatory or governmentally imposed factors such as a zoning change, an increase in property taxes, the imposition of height or density limitations, the requirement that buildings be accessible to disabled persons, the requirement for environmental impact studies, the potential costs of remediation of environmental contamination or damage and the imposition of special fines to reduce traffic congestion or to provide for housing. Income from income-producing real estate may be adversely affected by general economic conditions, local conditions such as oversupply or reduction in demand for space in the area, competition from other available properties, and the owner provision of adequate maintenance and coverage by adequate insurance. Certain significant expenditures associated with real estate (such as mortgage payments (to the extent leveraged), real estate taxes and maintenance costs) have no relationship with, and, thus, do not diminish in proportion to, a reduction in income from the property. Reductions in value or cash flow could impair our ability to make distributions to shareholders, adversely impact our investment policy and reduce overall returns on investments.

If a borrower of a loan secured by real estate defaults on such loan, it is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing such loan. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property.

We may also invest in mortgage-backed securities, including RMBS and CMBS. The collateral underlying CMBS generally consists of commercial mortgages or real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. The commercial mortgages underlying CMBS generally have shorter maturities than residential mortgages, allow a substantial portion of the loan balance to be paid at maturity, commonly known as a “balloon payment,” and are usually non-recourse against the commercial borrower. The prospect of full repayment of the commercial mortgage loans underlying CMBS depends on the ability of the commercial borrower to generate current income from its commercial property, which is affected by a variety of factors, and to secure subsequent financing, which can be negatively impacted by a difficult credit environment. Given the non-recourse nature of the underlying commercial mortgage loan, the options for financial recovery are limited in nature if a commercial borrower defaults, and in certain instances, a negotiated settlement or an amendment to the terms of the commercial mortgage loan are the only options before an ultimate foreclosure on the commercial property. Foreclosure is costly and often protracted by litigation and bankruptcy restrictions. The ultimate disposition of a foreclosed property may also yield a price insufficient to cover the cost of the foreclosure process and the balance attached to the defaulted commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, and ultimately leading to a decline in the value of CMBS. There can be no guarantee that our investments in CMBS will not be adversely affected by such risks.

We may have difficulty successfully pursuing claims in the courts of non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which we may invest varies, we (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent we or a portfolio company may obtain a judgment but is required to seek enforcement in the courts of one of the countries in which we invest, there can be no assurance that such courts will enforce such judgment. The laws of many nations often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization and creditors’ rights.

We are subject to risk of becoming involved in litigation by third parties as a result of our investment activities.

Our investment activities subject us to the risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control of, or significant influence in, a company’s direction. In addition, in the course of providing managerial assistance to certain portfolio companies, certain of our or the Adviser’s officers and directors may serve as directors on the boards of such companies. In connection therewith, we will be required to indemnify the Adviser and its affiliates, and each of their respective members, officers, directors, employees, shareholders, partners, managers, and certain other persons who serve at the request of the Adviser or its affiliates on our behalf for liabilities incurred in connection with our affairs. Such liabilities may be material and have an adverse effect on the returns to the shareholders. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent certain conduct by the Adviser, be payable from our assets. The Adviser may, but will not be required to, purchase insurance for the Company, the Adviser and their affiliates, employees, agents and representatives. Additionally, the Investment Advisory Agreement, to the extent permitted by law, will limit the circumstances under which the Adviser can be held liable to the Company and our shareholders. As a result, our shareholders may have a more limited right of action in certain cases than they would in the absence of this provision.

We may be subject to potential allegations of lender liability.

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors. We may be subject to potential allegations of lender liability. In addition, courts have in some cases applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. Such claims may be brought even if we acquired the loan on a secondary basis.

The exercise of control of, or significant influence over, a portfolio company may impose additional risks of liability.

In certain circumstances, including if we invest in a different part of the capital structure as Other Oaktree Funds, our holdings may be aggregated with those of such Other Oaktree Funds, which collectively may be deemed to give these funds and accounts controlling interests in or the ability to significantly influence a portfolio company. The exercise of control of, or significant influence over, a portfolio company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. In addition, a greater level of involvement by Oaktree in a portfolio company may subject the Company to a greater risk of litigation by third parties. If these liabilities were to arise, we might suffer a significant loss. We will be required to indemnify the Adviser and others in connection with such litigation, as well as other matters arising as a result of the management of the Company, subject to certain conditions.

We are subject to contingent liabilities on disposition of our investments.

In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of such company typical of those made in connection with the sale of any business. We also may be required to indemnify the purchasers of such investment with respect to certain matters, including the accuracy of such representations. These arrangements may result in contingent liabilities for which the Adviser may establish reserves or escrows.

We may invest in subordinated loans.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to the Company. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

We may invest in loans that have limited amortization requirements.

We may invest directly in senior secured loans, including at initial issuance, which would typically have limited mandatory amortization and interim repayment requirements. A low level of amortization of any directly originated senior secured loans over the life of such senior secured loans may increase the risk that an issuer will not be able to repay or refinance the senior secured loans held by us when it comes due at its final stated maturity.

We may have a limited ability to protect our investment in portfolio companies as a result of making non-controlling investments.

We are not expected to make investments that result in control of, or significant influence over, a company. As a result, we may have a more limited ability to protect our investment in portfolio companies than if we held a controlling interest or position of significant influence.

We are exposed to risks associated with OID and PIK interest income.

Our investments may include original issue discount (“OID") and contractual payment-in-kind (“PIK") interest, which typically represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

    •    OID and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

    •    OID and PIK accruals may create uncertainty about the source of our distributions to shareholders;

    •    OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and

    •    OID and PIK instruments may represent a higher credit risk than coupon loans.

The illiquid nature of certain of our investments may make it difficult for us to sell these investments when desired.

We may invest in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments and suffer losses. Our investments may be subject to contractual or legal restrictions on resale or may otherwise be illiquid because there is usually no established trading market for such investments. In addition, we may face restrictions on our ability to liquidate investments if the Adviser or any of its affiliates have material nonpublic information regarding the portfolio company.

We may utilize different investment techniques not described in this Annual Report.

We may employ investment techniques and invest in other instruments that the Adviser believes will help achieve our investment objective, whether or not such investment techniques or instruments are specifically described herein. Consistent with our investment objective, we may invest in financial instruments of any and all types, which exist now or are hereafter created. Such investments may entail risks not described herein, any of which may adversely affect us.

We may be subject to risks associated with currency exchange transactions.

The Adviser anticipates that a portion of our investments could be made in countries other than the United States and, consequently, we expect to make certain investments denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for distribution and the value of investments we distribute. Additionally, a particular non-U.S. country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect the Company. Finally, we incur costs in connection with conversions between various currencies.

We are not obligated to hedge currency risks. Even if the Adviser does so, the Adviser may not be able to put a hedge in place on commercially reasonable terms given the credit terms offered by our counterparties or the volatility of the currency. There can be no guarantee that instruments suitable for hedging market shifts will be available at the time when we wish to use them, or that any hedge would reduce applicable risks. More specifically, if we hedge currency risk, it does not expect that the full risk of currency fluctuations can be eliminated due to the complexity of the investment characteristics of our investment portfolio and limitations in the non-U.S. currency market. We conduct our non-U.S. currency exchange transactions in anticipation of funding investment commitments or receiving proceeds upon dispositions. In addition, to hedge against adverse stock market shifts, we may purchase put and call options on stocks and write covered call options on stocks.

We may invest in collateralized loan obligations and other securitizations and structured products.

We may invest in CLOs and other securitizations, including RMBS and CMBS, which are generally limited recourse obligations of the issuer (“Securitization Vehicles”) payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Holders of equity or other securities issued by Securitization Vehicles must rely solely on distributions on the Securitization Assets or proceeds thereof for payment in respect thereof. Consequently, we will typically not have any direct rights against the issuer of, or the entity that sold, assets underlying the securitization. Securitization Assets may include, without limitation, broadly-syndicated leverage loans, middle-market bank loans, collateralized debt obligation (CDO) debt tranches, trust preferred securities, insurance surplus notes, asset backed securities, mortgages, real estate investment trusts (REITs), high-yield bonds, mezzanine debt, second-lien leverage loans, credit default swaps and emerging market debt and corporate bonds, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks.

Underlying Default Risks. To the extent underlying default rates with respect to Securitization Assets occur or otherwise increase, the performance of our investments in Securitization Vehicles will be adversely affected. The rate of defaults and losses on debt instruments will be affected by a number of factors, including global, regional and local economic conditions in the area where the borrower operates, the financial circumstances of the borrower as well as general market conditions. A decline in global markets (or any particular sub-market thereof) may result in higher delinquencies and/or defaults as borrowers will not be able to repay or refinance their outstanding debt obligations when due for a variety of reasons, which will adversely affect the performance of our investments in Securitization Vehicles.

In addition, investments in Securitization Vehicles may be subject to the risk of bankruptcy of the issuer of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

Failure to Satisfy Certain Tests. The failure by a Securitization Vehicle to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to the Company. In the event that a Securitization Vehicle fails certain tests, holders of senior debt tranches may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting Securitization Vehicle. If any of these events occur, it could materially and adversely affect the return on our investments in such Securitization Vehicles.

Leveraged Credit Risk. Our investments in securitizations may also be subject to leverage risks. The leveraged nature of Securitization Vehicles, in particular, magnifies the adverse impact of Securitization Asset defaults. Because Securitization Vehicle investments represent a leveraged investment with respect to the underlying Securitization Assets, changes in the market value of Securitization Vehicle investments could be greater than the change in the market value of the underlying Securitization Assets, which are subject to credit, liquidity and interest rate risks.

Liquidity Risk. Certain debt tranches of Securitization Vehicles may be thinly traded or have a limited trading market and may have the effect of decreasing our liquidity to the extent that we, at a particular point in time, may be unable to find qualified buyers for, and may have difficulty valuing, these securities.

Prepayments and Re-Investment Risk. Our investments in Securitization Vehicles and the Securitization Assets that collateralize them may prepay more quickly than expected and have an impact on the value of our investments in such Securitization Vehicles. Early prepayments give rise to increased re-investment risk, as we or a Securitization Vehicle collateral manager might realize excess cash from prepayments earlier than expected. If we or a Securitization Vehicle collateral manager is unable to reinvest such cash in a new investment with an expected rate of return at least equal to that of the investment repaid, this may reduce net income and the fair value of that asset.

Investment in Junior Debt Tranches. We may invest in the equity or junior debt tranches of Securitization Vehicles. Such equity and junior debt tranches will be subordinated to other parties, including more senior debt tranches. The receipt of interest, principal and other distributions in respect of the equity or junior debt tranches of a Securitization Vehicle will be governed by an indenture, which will typically provide that such payments may not be made until obligations with respect to senior debt tranches have been met and/or certain financial tests are satisfied. The indenture may also provide for the deferment of payments to equity holders or junior noteholders without triggering an event of default under the indenture. If an event of default under the indenture were to occur, the senior noteholders may be entitled to determine the remedies to be exercised which may be adverse to the interests of the equity holders and/or junior noteholders, and the senior noteholders may not have any obligation to consider the possible adverse effect on the interests of equity holders or junior noteholders. To the extent that any losses are suffered in the underlying portfolio, such losses will be borne in the first instance by equity holders and junior noteholders. In such circumstances, senior notes will be entitled to repayment in full prior any payment is made in respect of the equity or junior notes.

Reliance on Collateral Managers. With the exception of investments in Oaktree-Managed CLOs (if any), Securitization Assets (including non-Oaktree-managed Securitization Vehicles) are typically actively managed by a third-party investment manager, and, as a result, the Securitization Assets will be traded, subject to rating agency and other constraints, by such investment manager. With respect to Securitization Vehicles, we expect to rely on Securitization Vehicle collateral managers to administer and review the portfolios of collateral they manage. The actions of the Securitization Vehicle collateral managers may significantly affect the performance of our investments in Securitization Vehicles. The ability of each CLO collateral manager to identify and report on issues affecting its securitization portfolio on a timely basis could also affect our returns, as we may not be provided with information on a timely basis in order to take appropriate measures to manage its risks. We also expect to rely on Securitization Vehicle collateral managers to act in the best interests of the Securitization Vehicle it manages. If any Securitization Vehicle collateral manager were to act in a manner that was not in the best interests of the Securitization Vehicles (i.e., gross negligence, with reckless disregard or in bad faith), this could adversely impact the overall performance of our investments in Securitization Vehicles.

For securitizations with corporate loans, the collateral manager’s role in reinvestment of principal amortization in performing credits and with respect to loans that default, as well as its ability to actively manage the portfolio through trading, will have a significant impact on the value of the underlying collateral and the performance of its securitization. If the collateral manager reinvests proceeds into loans which then default, does not sell loans before such loans default close to the original purchase price or does not effectively contribute to a restructuring process to maximize value of the loan the securitization owns, the collateral manager could materially and adversely impact our investments in Securitization Vehicles.

Failure of Servicers to Effectively Service Loans. The failure of servicers to effectively service the loans underlying certain of our investments in Securitization Vehicles could materially and adversely affect the Company. Most securitizations of loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. The failure of servicers to effectively service the receivables underlying such assets could negatively impact the value of our investments in Securitization Vehicles and its performance.

Servicer quality is of prime importance in the default performance of certain personal loans. Servicers may go out of business, which would require a transfer of servicing to another servicer. Such transfers take time and loans may become delinquent because of confusion or lack of attention. Servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance, interest may be interrupted even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, causing losses to be greater than the outstanding principal balance of that loan.

Structured Products. We may invest in other structured products. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, as well as certificates issued by a structured investment vehicle that holds pools of CMBS or RMBS. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor in the subordinated debt securities issued by a structured product. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We may make investments in “covenant-lite” loans.

Although the loans in which we expect to invest will generally have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance, we may invest to a lesser extent in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition or operating results. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the Investment Company Act. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

Risks Related to an Investment in the Company and the Common Shares

We are a relatively new company and have limited operating history.

Although the Adviser utilizes experienced professionals who have successfully pursued an investment strategy substantially similar to ours, we are a relatively newly initiated enterprise with limited operating history upon which to evaluate our likely performance. The past performance of any other businesses or companies that have or have had an investment objective which is similar to, or different from, our investment objective are not indicative of our future performance and provides no assurance of our future results.

We have a different investment portfolio from other businesses or companies. Accordingly, our results may differ from and are independent of the results obtained by such businesses or companies. No assurance can be given that we will be successful in obtaining suitable investments or that our investment objective will be achieved. There can be no assurance that any shareholder will receive any proceeds from the Company. We are subject to different investment limitations than certain of the Other Oaktree Funds and, accordingly, may have a materially different portfolio than such Other Oaktree Funds. In addition, the fees and expenses we pay may be different from, and may be higher than, those applicable to the Other Oaktree Funds. There can be no assurance that we will be able to (a) successfully identify, make and realize upon any particular investment or (b) achieve desired spreads and yields to maturity (or that such performance will be commensurate with the risks associated with an investment in the Company). Actual realized returns will depend on, among other factors, future operating results, pace of deployment, refinancings, whether such interests are held to maturity, value of the underlying assets, foreclosures, market conditions, legal and contractual restrictions, any related transaction costs, and the timing and manner of sale, all of which may differ from the circumstances on which the valuations used in the prior performance data contained herein are based. Accordingly, an investment should only be considered by persons that can afford a loss of their entire investment. Shareholders must rely on the Company and the Adviser to implement investment policies, to evaluate all investment opportunities and to structure the terms of investments rather than evaluating investments in advance.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of shareholders’ investments could decline substantially or that shareholders’ investments could become worthless. We anticipate, based on the amount of proceeds raised in our continuous public offering and any subsequent offerings that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions it expects to pay when our portfolio is fully invested. We will pay the management fee to the Adviser throughout this interim period irrespective of performance. If the management fee and other expenses exceed the return on the temporary investments, our equity capital will be eroded.

An investment in the Company is not suitable for all investors.

An investment in the Company is not suitable for all investors. An investment is suitable only for sophisticated investors, and an investor must have the financial ability to understand and willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in an investment in the Company. Investors should consult their professional advisers to assist them in making their own legal, tax, accounting and financial evaluation of the merits and risks of investment in the Company in light of their own circumstances and financial condition. An investment in the Company requires a long-term commitment, and there can be no assurance that our investment objective will be achieved or that there will be any return of capital. Therefore, investors should only invest in the Company if they can withstand a total loss of their investment.

Our investment portfolio may not be diversified across companies, industries, types of securities or geographic regions.

Except to the extent required as a BDC or RIC (see “Certain BDC Regulatory Considerations” included in Part I, Item 1 in this Form 10-K), the Adviser is not under any other obligation to diversify our investments, whether by reference to the amount invested or the industries or geographical areas in which portfolio companies operate. The Adviser may allocate capital among investments as it determines in its sole discretion, subject to the goal of maximizing our returns, and shareholders will have no assurances with respect to the diversification or geographic concentration of the investment program. This lack of diversification will expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments, and our investment portfolio may be subject to more rapid changes in value than would be the case if we were required to maintain a wide diversification among companies, industries and types of securities. To the extent we hold investments concentrated in a particular issuer, security, asset class, industry or geographic region, we will be more susceptible than a more widely diversified investment partnership to the negative consequences of a single corporate, economic, political or regulatory event. Unfavorable performance by any number of investments could substantially adversely affect the aggregate returns realized by shareholders.

Our Board of Trustees has broad discretionary power with respect to our investment objective, policies and strategies.

Our Board of Trustees has the authority to modify or waive our current investment objective, operating policies and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, NAV and operating results. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause shareholders to lose part or all of their investment.

Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.

Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board of Trustees, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super- majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

The market for the Company’s target investments is highly competitive.

Purchasers of the Common Shares will be dependent upon the judgment and ability of the Adviser and its affiliates in sourcing transactions and investing and managing our capital.

No assurance can be given that the Adviser will be able to identify and obtain a sufficient number of investment opportunities to invest the full amount of our capital, including any leverage, or that our investment objective will be achieved. Even if sufficient investment opportunities are identified, they may be allocated first to Other Oaktree Funds. See “—Risks Related to the Adviser and its Affiliates; Conflicts of Interest.” The activity of identifying and completing investments is highly competitive and involves a high degree of uncertainty and risk. We compete for investments with various other investors, such as other public and private funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other funds may have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. Furthermore, many competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities.

To the extent that we encounter competition for investments, returns to our shareholders may decrease, including as a result of higher pricing, foregoing opportunities or negotiating fewer transactional protections in order to remain competitive. Additionally, we may incur bid, due diligence, negotiating, consulting or other costs on investments that may not be successful. There can be no assurance that we will be able to identify, complete and exit investments which satisfy our investment objective, or realize upon their values, or that we will be able to invest fully our capital.

We rely on portfolio company management teams to operate their businesses successfully.

We generally invest in healthy companies with proven operating management in place; however, there can be no assurance that such management will continue to operate successfully. Although the Adviser monitors the performance of each investment and may make recommendations, we rely upon management to operate the portfolio companies on a day-to-day basis and, if applicable, equity sponsors who control the boards of directors of the portfolio companies to select qualified management for such companies. In addition, certain of our investments may be in businesses with limited operating histories.

We bear costs associated with due diligence of our potential investments, and such due diligence may not identify all risks associated with investments we make.

Before we make an investment, the Adviser conducts such due diligence as it deems reasonable and appropriate based on the facts and circumstances applicable to the investment. Due diligence may entail marketing studies, business plan development, evaluation of important and complex business, financial, tax, accounting, and legal issues as well as background investigations of individuals. Outside professionals, consultants, legal advisors, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment. The involvement of such third parties may present a number of risks primarily relating to reduced control of the functions that are outsourced and may entail significant third-party expenses, which are generally borne by the Company. In addition, if the Adviser is unable to timely engage third-party providers, its ability to evaluate and acquire more complex assets could be adversely affected. Due diligence investigations with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating the investment opportunity. Moreover, there can be no assurance that attempts to identify risks associated with an investment will achieve their desired effect. Potential investors should regard an investment in the Company as being speculative and having a high degree of risk.

In the event of fraud, any material misrepresentation or omission or any professional negligence by any seller or originator of assets or such seller’s or originator’s representatives, or by any other party, we may suffer a material loss of capital and the value of our investments may be adversely impacted. We will rely upon the accuracy and completeness of representations made by various persons in the due diligence process and cannot guarantee such accuracy or completeness.

We bear costs and risks associated with the hiring of third-party service providers.

Certain of our and the Adviser’s operations may interface with and/or depend on third-party service providers, and we or the Adviser may not be in a position to verify the risks or reliability of such third parties. We may suffer adverse consequences from actions, errors or failure to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. The costs, fees and expenses associated with the provision of such services by third-party service providers are generally borne by the Company instead of the Adviser, thereby increasing the expenses borne by the shareholders.

The Adviser may utilize financial projections to evaluate investments, and such projections are inherently uncertain and may be inaccurate.

We may rely upon projections developed by the Adviser or a third party concerning an investment’s future performance and cash flow, including when deciding that the possibility of actual adversity in connection with an investment in a different part of the capital structure of the portfolio company is remote. Projections are inherently subject to uncertainty and factors beyond the control of the Adviser and the portfolio company. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. Different assumptions may produce different results. The inaccuracy of certain assumptions, the failure to satisfy certain financial requirements and the occurrence of other unforeseen events could impair the ability of a portfolio company to realize projected values and cash flow and could trigger the need for us to remain passive in the event of a restructuring. In addition, prospective investors should note that projected performance is not indicative of future results, and there can be no assurance that the projected results or expected returns will be achieved or that we will be able to effectively implement our investment objective.

In addition, the Adviser may determine the suitability of investments based in part on the basis of financial projections for portfolio issuers. Events or conditions, including changes in general market conditions, which may not have been anticipated or which are otherwise not foreseeable, may occur and have a significant impact on the actual rate of return received with respect to our investments.

Our success depends in part on the Adviser’s ability to effect operating improvements at portfolio companies.

In some cases, the success of our investment strategy depends, in part, on the ability of the Adviser to provide institutional management experience and financial insights to portfolio company management, and to restructure and effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs (and operating improvements at portfolio companies) entails a high degree of uncertainty. There can be no assurance that the Adviser will be able to successfully identify and implement such restructuring programs and improvements or that such insights and experience will be utilized and implemented by portfolio companies and, even if implemented, that they will result in operating improvements.

Our inability to deploy capital quickly to capitalize on potential investment opportunities could adversely affect the overall returns of the Company.

In light of the need to be able to deploy capital quickly to capitalize on potential investment opportunities or to establish reserves for anticipated debts, liabilities or obligations, including liquidity needs, we may hold cash in money market investments pending deployment into other investments, the amount of which may at times be significant. While the duration of any such holding period is expected to be relatively short, in the event we are unable to find suitable investments, such money market investments may be held for longer periods, which would dilute overall investment returns. It is not anticipated that the temporary investment of such cash into money market investments will generate significant interest, and shareholders should understand that such low interest payments on the temporarily invested cash may adversely affect the overall returns of the Company.

Our ability to make follow-on investments may substantially impact the success of our investments.

We may be called upon to provide follow-on funding for our investments or have the opportunity to increase our investment in such investments. There can be no assurance that we will wish to make follow-on investments or that we will have sufficient funds to do so. Any decision not to make follow-on investments or our inability to make them may have a substantial negative impact on an investment in need of such an investment or may diminish our ability to influence such investment’s future development. There can be no assurance that the Adviser will be able to predict accurately how much capital may need to be reserved for participation in follow-on investments. If more capital is reserved than is necessary, then we may receive a lower allocation of other investment opportunities. If less capital is reserved than is necessary, then we may not be able to fully protect or enhance its existing investment. If we do not have sufficient capital to participate in all (or a portion) of a follow-on investment opportunity, an Other Oaktree Fund may participate in such follow-on opportunity in lieu of or alongside the Company in accordance with the Investment Allocation Considerations described in Part I, Item 1, of this Form 10-K under “Allocation of Investment Opportunities.”

An investment in our Common Shares has limited liquidity.

Our Common Shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our Common Shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange. An investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in such investment. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our Common Shares for an extended period of time.

We may not pay distributions to our shareholders.

We pay, and intend to continue to pay, distributions to shareholders out of assets legally available for distribution. We cannot assure shareholders that we will achieve investment results that will allow the Company to sustain a specified level of cash distributions or periodic increases in cash distributions. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Trustees and will depend on our earnings, financial condition, maintenance of ability to be subject to tax as a RIC, compliance with applicable BDC regulations and such other factors as the Board of Trustees may deem relevant from time to time. There can be no assurance that we will continue to pay distributions to shareholders.

Although we have implemented a share repurchase program, we have discretion to not repurchase your shares and to amend or suspend the program.

Our Board of Trustees may amend or suspend the share repurchase program at any time in its discretion. Shareholders may not be able to sell your shares at all in the event our Board of Trustees amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our declaration of trust or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

Shareholders may experience dilution.

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our declaration of trust allows us to issue an unlimited number of Common Shares. Our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in our current or future public offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent trustees or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after an investor purchases Common Shares, that investor’s percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.

We may make co-investments with third parties.

We may co-invest with third parties through funds, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that a co-venturer or partner of the Company may at any time have other business interests and investments other than the joint venture with the Company, or may have economic or business goals different from those of the Company. In addition, we may be liable for actions of our co-venturers or partners. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture. In addition, such arrangements are likely to involve restrictions on the resale of our interest in the company. Even if the nature of the joint venture arrangement permits us acquire the assets of the joint venture from our co-venturers or partners, we may not have the resources to do so.

Investments in non-U.S. entities pose special risks and considerations.

We may invest in the securities or obligations of non-U.S. entities. Certain non-U.S. investments involve risks and special considerations not typically associated with U.S. investments. Such risks include (a) the risk of nationalization or expropriation of assets or confiscatory taxation, (b) social, economic and political uncertainty, including war, and revolution, (c) dependence on exports and the corresponding importance of international trade, (d) differences between U.S. and non-U.S. markets, including price fluctuations, market volatility, less liquidity and smaller capitalization of securities markets, (e) currency exchange rate fluctuations, (f) rates of inflation, (g) controls on, and changes in controls on, non-U.S. investment and limitations on repatriation of invested capital and on our ability to exchange local currencies for U.S. dollars, (h) governmental involvement in and control over the economies, (i) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies, (j) differences in auditing and financial reporting standards that may result in the unavailability of material information about issuers, (k) less extensive regulation of the securities markets, (l) longer settlement periods for securities transactions, (m) less developed corporate laws regarding fiduciary duties and the protection of investors, (n) less reliable judicial systems to enforce contracts and applicable law, (o) certain considerations regarding the maintenance of our portfolio securities and cash with non-U.S. sub-custodians and securities depositories, (p) the possible imposition of non-U.S. taxes on income and gains recognized, or gross proceeds received, with respect to such non-U.S. investments, (q) restrictions and prohibitions on ownership of property by non-U.S. entities and changes in laws relating thereto, (r) additional transactional costs and administrative burdens as a result of local legal requirements and (s) crime, corruption, terrorism, political unrest and war. We may be adversely affected by the foregoing events, or by future adverse developments in global or regional economic conditions or in the financial or credit markets.

There may be restrictions which limit or preclude our investments in non-U.S. entities, and we may face difficulty repatriating investment proceeds from non-U.S. investments.

Non-U.S. investment in the securities of issuers in certain nations is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude non-U.S. investment in issuers in such nations and increase the costs and expenses of the Company. Certain countries may restrict investment opportunities in issuers or industries deemed important to national interests. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales of securities by non-U.S. investors. In addition, if there is a deterioration in a country’s balance of payments or for other reasons, a country may impose temporary restrictions on, or altogether change its restrictions on, non-U.S. capital remittances abroad. In response to sovereign debt or currency crises, for example, certain governments have enacted legislation that imposes restrictions on the inflow and outflow of non-U.S. currency into and from such country. These restrictions may adversely affect our ability to source investments or to repatriate investment proceeds. Repatriation of capital was particularly a problem during the sovereign debt and currency crises of the 1990s and continues to be a problem today in certain countries. Even where capital controls do not prohibit remittances abroad, the repatriation of proceeds from investment dispositions may require the procurement of a substantial number of regulatory consents, certificates and approvals, including licenses for the Company and clearance certificates from tax or monetary authorities. Obtaining such approvals or licenses may be difficult, expensive and time consuming and may depend on political or other factors outside our control. Finally, repatriation of income from and investments in entities that are organized or domiciled in non-U.S. countries may be affected adversely by local withholding and other non-U.S. tax requirements. The foregoing requirements and restrictions may adversely affect our ability to source investments or to repatriate investment proceeds, and there can be no assurance that we will be permitted to repatriate capital or profits, if any, from the non-U.S. jurisdictions in which it invests.

Deficiencies in our internal control over financial reporting could prevent us from accurately and timely reporting our financial results.

We may identify deficiencies in our internal control over financial reporting in the future, including significant deficiencies and material weaknesses. A “significant deficiency” is a deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Failure to identify deficiencies in our internal control over financial reporting in a timely manner or to remediate any deficiencies, or the identification of material weaknesses or significant deficiencies in the future could prevent us from accurately and timely reporting our financial results.

The process of valuing our portfolio is subject to inherent uncertainties and judgments, which could impact how our NAV is calculated.

Valuations of our portfolio, which affect the amount of the management fee and incentive fee and our performance results, may involve uncertainties and judgmental determinations. Further, the methodology for the calculation of the management fee and incentive fee creates a potential conflict of interest for the Adviser in recommending valuations. As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board of Trustees or its designee. Typically, there is not a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value as determined in good faith by the Board of Trustees or its designee. Our Board of Trustees has designated the Adviser as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act. The fair value of such securities may change, potentially materially, between the date of the fair value determination and the release of the financial results for the corresponding period or the next date at which fair value is determined.

The process of valuing securities for which reliable market quotations are not available is based on inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such securities and may differ from the prices at which such securities may ultimately be sold. Further, third-party pricing information may at times not be available regarding certain of our securities, derivatives and other assets. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our or the Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include OID or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. Due to these uncertainties, fair value determinations may cause the NAV on a given date to materially understate or overstate the value that the Company ultimately realizes upon the sale of one or more investments.

A disruption in the secondary markets for our investments may limit the ability of the Adviser to obtain accurate market quotations for purposes of valuing our investments and calculating our NAV. In addition, material events occurring after the close of a principal market upon which a portion of the securities or other assets of the Company are traded may require the Adviser to make a determination of the effect of a material event on the value of the securities or other assets traded on the market for purposes of determining the fair value of our investments on a valuation date. If the valuation of our securities in accordance with the Adviser’s valuation policy should prove to be incorrect, the fair value of our investments could be adversely affected. Absent bad faith or manifest error, valuation determinations in accordance with the Adviser’s valuation policy will be conclusive and binding. Furthermore, these values will be used to determine our NAV. To the extent these investments are undervalued or overvalued, the Common Shares of existing shareholders or newly admitted shareholders could be adversely affected.

Risks Related to the Adviser and its Affiliates; Conflicts of Interest

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us, and shareholders will have no right to control our operations.

Our success depends in substantial part on the management, skill and acumen of the Adviser and the Investment Professionals. An investment in the Common Shares is a passive investment, and shareholders will have no opportunity to control our day-to-day operations, including any investment or disposition decisions. Subjective decisions made by the Adviser may cause us to incur losses or to miss profit opportunities on which we might otherwise have capitalized. Shareholders have no direct rights against third parties engaged by Oaktree in respect of the Company.

There can be no assurance that the Investment Professionals and such other professionals will continue to be available to the Adviser throughout the life of the Company. In addition, neither the Company nor the Adviser maintains life insurance for any of the key Investment Professionals or has employment agreements covering all of the Company’s executive officers. The loss of any of the Investment Professionals and such other professionals could have a material adverse effect on the Company. Moreover, certain of the Investment Professionals are also responsible for investing and managing the capital of certain Other Oaktree Funds, which require that such Investment Professionals devote considerable time to such Other Oaktree Funds instead of the Company.

The Adviser may be incentivized to make investments that are risky or speculative in order to enhance our performance.

The fact that the incentive fee is based on our performance may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of the incentive fee. The way in which the incentive fee is determined may encourage the Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase our likelihood of default, which would disfavor shareholders, and could result in higher investment losses, particularly during economic downturns.

In addition, the portion of the incentive fee based on Pre-Incentive Fee Net Investment Income and payable to the Adviser will be computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as OID interest, debt instruments with PIK interest and zero coupon securities and obligations. As a result, for any calendar quarter, the incentive fee attributable to Pre-Incentive Fee Net Investment Income that is paid to the Adviser may be calculated on the basis of an amount that is greater than the amount of net investment income actually received by the Company for such calendar quarter. This fee structure may be considered to involve a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Adviser may have an incentive for the Company to invest in deferred interest securities or obligations in circumstances where it would not have done so but for the opportunity to continue to earn the Investment Income incentive fee even when the issuers of the deferred interest securities or obligations would not be able to make actual cash payments on such securities and obligations. Moreover, certain of the types of investments within our investment objective, such as PIK “toggle” debt, may result in a PIK election, which may have the simultaneous effect of increasing the assets under management, thereby increasing the management fee and increasing investment income, thus increasing the incentive fee.

This risk could be increased because the Adviser is not obligated to reimburse the Company for any distributions of incentive fees previously received even if the Company subsequently incurs losses or never receives, in cash, the deferred income that was previously accrued. Thus, while the shareholders will share in both the risks and rewards of investing in such instruments, the Adviser will not share in such risks.

In the event that losses are allocated to the Company for a given annual period, the Adviser is not required to reduce the incentive fee credited for prior annual periods. Shareholders should also be aware that a rise in the general level of interest rates can generally be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for the hurdle rate to be met or exceeded and may result in a substantial increase of the amount of incentive fee payable to the Adviser with respect to the Investment Income incentive fee without a corresponding increase in performance relative to the market as a whole.

No index will be used as a comparative measure of investment performance as a basis for calculating the incentive fee.

We have and may in the future be required to pay the Adviser the incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

The Adviser will be entitled to the incentive fee for each fiscal quarter in an amount equal to a percentage of the excess of Pre-Incentive Fee Net Investment Income for that quarter above a threshold return for that quarter. For these purposes, the Pre-Incentive Fee Net Investment Income excludes realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation that we may incur in the fiscal quarter, even if such capital losses result in a net loss for the Company for that quarter. Thus, we have and may in the future be required to pay the Adviser the incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 12.5% of realized capital gains (net of all realized capital losses on a cumulative basis and unrealized capital depreciation), and thereafter experiences additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

The Adviser may be incentivized to increase our NAV by purchasing assets with borrowed amounts.

The management fee is based on our NAV, including assets purchased with borrowed amounts. The Adviser may, therefore, be incentivized to increase such borrowing to increase the management fee. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor shareholders.

There may be conflicts of interest related to obligations that the Adviser’s senior management and investment team have to Other Oaktree Funds.

Actual and potential conflicts between the Adviser and its affiliates, on one hand, and us and our portfolio companies, on the other hand, are expected to occur. Oaktree manages the Other Oaktree Funds, which present the possibility of overlapping investments, and thus the potential for conflicts of interest. In particular, on the risk/reward spectrum, we sit between Oaktree’s High Yield Bond Funds and Accounts and Senior Loan Funds and Accounts and the Distressed Debt Funds (each as defined in “Potential Conflicts of Interest”). Many of the investments targeted by us may be appropriate for these Other Oaktree Funds but for the expected yield at the time of investment, so in retrospect or at different points in the market cycle, investments that were made by the Company may seem more appropriate for an Other Oaktree Fund, and vice versa. Shareholders will have no ability to challenge such allocation so long as it was made in good faith in accordance with the procedures discussed in Part 1, Item 1 of this Form 10-K under “Allocation of Investment Opportunities”.” Such procedures give Oaktree broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, management fees or incentive allocations and fees and liquidity provisions may differ significantly between the Company and the Other Oaktree Funds, creating an economic incentive for Oaktree to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.

Our executive officers and trustees, and certain members of the Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company, or of investment funds managed by the Adviser’s affiliates. For example, the Adviser presently serves as the investment adviser to Oaktree Strategic Income II, Inc.

(“OSI II”), a private BDC, and Oaktree Specialty Lending Corporation (“OCSL”), a publicly traded BDC. OSI II and OCSL are each a part of Oaktree’s Direct Lending strategy, which is a combination of Oaktree’s Strategic Credit and U.S. Private Debt strategies. The foregoing vehicles have historically invested in debt and debt-like instruments similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy our investment criteria and that of OSI II and OCSL, as well as private investment funds and accounts advised or sub-advised by the Adviser or its affiliates. OSI II and OCSL each operate as distinct and separate entities, and any investment in the Common Shares will not be an investment in OSI II or OCSL. In addition, all of our executive officers serve in substantially similar capacities for OSI II and OCSL. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or the shareholders. For example, the personnel of the Adviser may face conflicts of interest in the allocation of investment opportunities. Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by the Adviser and its affiliates. To the extent an investment opportunity is appropriate for the Company, OSI II or OCSL or any other investment fund or account managed or sub-advised by the Adviser or its affiliates, the Adviser will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.

In addition, in the event Oaktree forms one or more feeder vehicles to facilitate indirect investments in the Company by certain investors, there are potential conflicts of interest between the interests of any such feeder vehicles and investors therein, on the one hand, and the business interests of Oaktree, on the other hand. Potential conflicts of interest may include, but are not limited to, the fact that one or more Oaktree affiliates will be the general partner, manager or managing member of any such feeder vehicle. If any matter arises that Oaktree determines in its good faith judgment constitutes an actual conflict of interest, Oaktree may take such actions as may be necessary or appropriate to prevent or reduce the conflict, subject to the limitations of the Investment Company Act.

In addition, we may make investments in different parts of the capital structure of companies in which Other Oaktree Funds already hold an investment. Generally speaking, the Adviser expects that we will make such investments only when, at the time of investment, the Adviser believes such investment is in our best interests and either the possibility of actual adversity is remote, our investment is small and non-controlling or the Adviser believes that such investment is appropriate for the Company in light of the particular circumstances, notwithstanding the potential for conflict. If any conflict were to arise, however, the Adviser will be permitted to take certain actions that, in the absence of such conflict, it would not take, such as causing the Company to remain passive, investing in the same class of securities to align interests, divesting investments or taking other actions to reduce adversity, which may have the effect of benefiting certain Other Oaktree Funds, and not the Company. Given that we generally intend to invest higher in the capital structure, it is likely we will remain passive in the event of a conflict, meaning that we must rely on other investors holding the same types of securities or obligations to advocate on behalf of our class. The Adviser will have no obligation to advise these other holders of any potential claims they may have of which The Adviser may be aware or to consider their interests when advocating on behalf of the Other Oaktree Funds that hold investments in lower parts of the capital structure.

Oaktree’s existing relationships may influence any decision by the Adviser to undertake investments on our behalf.

Oaktree has long-term relationships with a significant number of companies and their respective senior management. Oaktree also has relationships with numerous investors, including institutional investors and their senior management. The existence and development of these relationships may influence whether or not the Adviser undertakes a particular investment on our behalf and, if so, the form and level of such investment. Similarly, the Adviser may take the existence and development of such relationships into consideration in its management of the Company and our investments. Without limiting the generality of the foregoing, there may, for example, be certain strategies involving the management or realization of particular investments that the Adviser will not employ on our behalf in light of these relationships.

Other services provided by broker-dealers and financing sources to Oaktree may influence the Adviser’s selection of these service providers on behalf of the Company.

Conflicts of interest may exist with respect to the Adviser’s selection of brokers, dealers and transaction agents and counterparties (collectively, “Broker-Dealers”) and financing sources for the execution of transactions by the Company. When engaging the services of Broker-Dealers and financing sources, the Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular Broker-Dealer, as well as other factors that the Adviser deems appropriate to consider under the circumstances. Broker-Dealers and financing sources may provide other services that are beneficial to the Adviser, Oaktree and their affiliates but that are not necessarily beneficial to the Company, including capital introductions, other marketing assistance, client and personnel referrals, consulting services and research-related services. These other services and items may influence the Adviser’s selection of Broker-Dealers and financing sources.

Oaktree currently manages and will continue to raise additional investment vehicles that may have a substantially similar investment focus as the Company.

Within Oaktree’s Direct Lending strategy, Oaktree currently manages and will continue to raise additional separately managed accounts, private commingled funds and private or public BDCs. Each of these BDCs, funds and accounts may have a substantially similar investment focus as the Company, although some may invest a larger percentage, as compared to the Company, of its total assets or total capital commitments, whichever is greater, in any one issuer or consolidated issuer group, some may not originate loans to U.S. borrowers, and some will not invest in any investment that is categorized as a Level III asset under GAAP at the time of acquisition. Oaktree may also form parallel funds alongside any of such funds and accounts and may raise other funds and accounts within the Direct Lending strategy in the future. All of such funds and accounts, whether now existing or subsequently created, are referred to herein collectively as the “Related Direct Lending Funds.”

The Adviser intends to allocate investment opportunities among the Company and the Related Direct Lending Funds in accordance with the procedures discussed in Part 1, Item 1 of this Form 10-K under “Allocation of Investment Opportunities.” However, the fee structures and other terms among the Company and the Related Direct Lending Funds are different, and the Adviser may, therefore, have an incentive to allocate certain opportunities to such funds and accounts for which Oaktree or the general partners of such funds or accounts will receive greater fees, which may result in more attractive but riskier or less liquid opportunities being weighted to a particular fund or account.

While Oaktree does not intend to accept more capital into its Direct Lending strategy than it believes it can prudently invest at the time, the Direct Lending strategy has expanded and is continuing to expand significantly, and the investment process may be burdened by the number of new funds and accounts within the strategy. We have to share the attention of the Investment Professionals with the Related Direct Lending Funds, which could result in the Investment Professionals focusing more on funds and accounts that have more investor capital or that require greater administrative attention.

We may not receive investment opportunities that are allocated to other investment vehicles managed or sponsored by the Adviser.

We and certain of our controlled affiliates are prohibited under the Investment Company Act from knowingly participating in certain transactions with upstream affiliates, or with the Adviser and its affiliates, without the prior approval of independent trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is an upstream affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of independent trustees. The Investment Company Act also prohibits “joint” transactions with an upstream affiliate, or the Adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of independent trustees. In addition, we and certain of our controlled affiliates are prohibited from buying or selling any security from or to, or entering into joint transactions with, the Adviser and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with the Company, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to invest in any portfolio company in which an Other Oaktree Fund or any of its downstream affiliates (other than us and our downstream affiliates) currently has an investment, or to make any co-investments with the Adviser or its affiliates, including any Other Oaktree Funds or any of its downstream affiliates (other than us and our downstream affiliates), without exemptive relief from the SEC, subject to certain exceptions.

The Adviser has received the Exemptive Relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, as well as certain Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or business development company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions thereof. Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for the Company and any affiliated fund or account, and that satisfies the then-current board-established criteria, will be offered to the Company and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size, and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at the Adviser.

Although the Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and the shareholders could be adversely affected to the extent investment opportunities are allocated to other investment vehicles managed or sponsored by, or affiliated with, our executive officers, trustees and members of the Adviser. We might not participate in each individual opportunity but will, on an overall basis, be entitled to participate equitably with other entities managed by the Adviser and its affiliates. The Adviser seeks to treat all clients fairly and equitably over time such that none receives preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.

Brookfield will have the right to appoint a majority of Oaktree’s board of directors, which could give rise to conflicts of interest or magnify existing conflicts of interest.

In 2019, Brookfield acquired a majority economic interest in OCG, an indirect controlling parent of Oaktree. After an initial period of up to seven years from the date of the transaction closing, Brookfield will have the right to appoint a majority of Oaktree’s board of directors and assume control of Oaktree’s business if it chooses to do so, which could give rise to conflicts of interest or magnify existing conflicts of interest.

The Adviser may offer other investors the opportunity to participate in investments side by side with the Company.

The Adviser may in its sole discretion offer strategic and other investors the opportunity to participate in one or more Company investments on a side-by-side basis, subject to the Investment Allocation Considerations described in Part 1, Item 1 of this Form 10-K under “Allocation of Investment Opportunities”. The terms of any such investment opportunity will be determined by the Adviser, including any management fee or incentive fee charged in connection therewith, and may vary with respect to any such investment opportunity.

Portfolio companies of Other Oaktree Funds may compete with our portfolio companies.

Portfolio companies of Other Oaktree Funds may engage in, or may in the future engage in, a broad range of business activities and may invest in, or transact with, companies whose operations may be substantially similar to and/or competitive with the portfolio companies in which we may invest. The performance and operation of such other businesses and investments could conflict with and adversely affect the performance and operation of our portfolio companies, and may adversely affect the prices and availability of business opportunities or transactions available to such portfolio companies and the Company.

In addition, the activities of portfolio companies of Other Oaktree Funds may have an effect on the existing investments of and/or investment opportunities available to the Company. For example, any such investment could result in antitrust complexities for the Company, or any such investment in a particular industry could limit our ability to pursue other opportunities within the same or related industries. Furthermore, the activities of such portfolio companies of Other Oaktree Funds may subject us and/or our portfolio companies and/or issuers to laws, rules and/or regulations of U.S., European and/or any other jurisdictions, in each case, that would not otherwise be applicable to us or our portfolio companies or issuers. Compliance with such laws, rules and regulations may place material burdens and/or limitations on, and may give rise to material costs borne by, us and/or our portfolio companies and/or issuers (including payment of back-taxes and penalties and compliance with additional reporting obligations), any or all of which may have a material adverse effect on our activities and operations.

Oaktree personnel will work on matters related to Other Oaktree Funds.

The Adviser and its affiliates devote such time as they deem necessary to conduct the business affairs of the Company in an appropriate manner. However, Oaktree personnel work on matters related to Other Oaktree Funds.

We may realize different investment returns than Other Oaktree Funds.

We and Other Oaktree Funds may make investments at different times and/or on different terms or exit any of such investments at different times and/or on different terms compared to such investment made on our behalf. Therefore, we may realize different investment returns than such Other Oaktree Funds, with respect to any investment made alongside some or all of such entities.

The Adviser has sole discretion in determining which investment opportunities we will be offered. As a result, there is no guarantee that we will be offered the opportunity to invest in any particular investments or type of investments alongside any Other Oaktree Funds. The terms, conditions and the time of investment and disposition of investments we hold may be materially different from those of any such Other Oaktree Funds.

There may be trademark risk, as we do not own the Oaktree name.

We do not own the Oaktree name, but we are permitted to use it as part of our corporate name pursuant to the Investment Advisory Agreement. Use of the name by other parties or the termination of the Investment Advisory Agreement may harm our business.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Company invests in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

General Risk Factors

General economic and market conditions, including those caused by inflation and a rising interest rate environment, could materially affect the success of our activities and investments.

Any disruptions in the capital markets, as a result of inflation and a rising interest environment or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Significant changes in the capital markets, such as disruptions in economic activity caused by the outbreak of a novel and highly contagious form of coronavirus (“COVID-19”) and Russia’s military invasion of Ukraine, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. More recently, the fair value of our investments has been adversely affected by increasing market yields.

Many factors affect the appeal and availability of investments in companies and the securities and obligations that are our focus. The success of our activities could be materially adversely affected by general economic and market conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of our investments), trade barriers and currency exchange controls, and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) in respect of the countries in which we may invest, as well as by numerous other factors outside the control of the Adviser or its affiliates. These factors may affect the level and volatility of securities prices and the liquidity of our investments, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. These events could limit our investment originations, limit our ability to grow or negatively impact our operating results.

Oaktree’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Oaktree’s business and operations, which includes the Adviser, and thereby could impact the Company. Moreover, a recession, slowdown and/or sustained downturn in the U.S. or global economy (or any particular segment thereof) or weakening of credit markets will adversely affect our profitability, impede the ability of our portfolio companies to perform under or refinance their existing obligations, and impair our ability to effectively exit investments on favorable terms. Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses could be exacerbated by the presence of leverage in a particular portfolio company’s capital structure.

In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect our performance. The economies of particular individual emerging markets countries may differ favorably or unfavorably from one another in such respects as growth of gross domestic product, rate of inflation, currency depreciation, capital reinvestment, resource self-sufficiency and balance of payments position. Governments of many emerging markets countries have exercised and continue to exercise substantial influence over many aspects of the private sector, including owning or controlling such countries’ large companies.

Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.

Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions, including sustained inflation and rising interest rates, also have and could further increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. In addition, uncertainty with regard to economic recovery from recessions or downturns could also have a negative impact on our business, financial condition and results of operations.
When recessionary conditions exist, the financial results of middle-market companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, there can be reduced demand for certain of our portfolio companies’ products and services and/or other economic consequences, such as decreased margins or extended payment terms. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which may result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Global economic, political and market conditions, including downgrades of the U.S. credit rating and Russia’s invasion of Ukraine, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, instability in the Chinese capital markets and the COVID-19 pandemic.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyberattacks and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the Federal Reserve’s actions with respect to raising short term interest rates and future interest rate increases, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

We do not own any real estate or other physical properties material to our operations. Our administrative and principal executive offices are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.     Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceeding is threatened against us.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no public market for our Common Shares currently, nor are there any plans for one to develop.
Holders
As of December 12, 2022, there were 691 holders of record of our Common Shares.
Distributions
We have declared distributions each month beginning July 2022 and we expect to continue to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board of Trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income.
The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/ or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).
The following table summarizes our distributions declared and payable for the period from December 10, 2021 (commencement of operations) to September 30, 2022 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
March 3, 2022	March 4, 2022	March 7, 2022	$0.3200	$768
July 20, 2022	July 31, 2022	August 29, 2022	0.1640	1,975
August 22, 2022	August 31, 2022	September 28, 2022	0.1670	2,092
September 23, 2022	September 30, 2022	October 31, 2022	0.1700	2,218
			$0.8210	$7,053

			Class S
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
July 20, 2022	July 31, 2022	August 29, 2022	$0.1472	$151
August 22, 2022	August 31, 2022	September 28, 2022	0.1500	272
September 23, 2022	September 30, 2022	October 31, 2022	0.1530	396
			$0.4502	$819
Distribution and Servicing Plan

The Board of Trustees approved a distribution and servicing plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Distribution Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Class S shares	0.85%
Class D shares	0.25%
Class I shares	—
Subject to FINRA and other limitations on underwriting compensation, the Company will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly in arrears.
The Distribution Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Distribution Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

At the discretion of the Board of Trustees, commencing during the fiscal quarter ending September 30, 2022, we have implemented a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board of Trustees may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct repurchase offers under the share repurchase program in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers at the expiration of the tender offer using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

On September 12, 2022, the Company’s initial tender offer under its share repurchase program expired. During the period ended September 30, 2022, no Common Shares were repurchased.
Sale of Unregistered Securities and Use of Proceeds

For the period from December 10, 2021 (commencement of operations) to September 30, 2022, an affiliate of the Adviser purchased 4,000,000 Class I shares for $100.0 million, or $25.00 per share. The purchases were made in offerings exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

On May 31, 2022, the Company sold unregistered Class I shares to feeder vehicles primarily created to hold the Company’s Class I shares, including an affiliate of the Company’s distribution manager, Brookfield Oaktree Wealth Solutions LLC (the “Distribution Manager”), as well as to certain other affiliates of the Distribution Manager for gross proceeds of approximately $177.6 million. The number of Class I shares sold on such date was 7,301,370 based on the Company’s net asset value per share as of May 31, 2022 of $24.32. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder.

Item 6.     Selected Financial Data
Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K
“Risk Factors.” All amounts are shown in thousands, except share and per share amounts, percentages and as otherwise indicated.
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or the future performance or financial condition of Oaktree Strategic Credit Fund ( the "Company", which may also be referred to as "we," "us" or "our"). The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•our future operating results and distribution projections;
•the ability of Oaktree Fund Advisors, LLC (our "Adviser" and, collectively with its affiliates, "Oaktree") to implement its future plans with respect to our business and to achieve our investment objective;
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
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of current global economic conditions, including those caused by inflation, a rising interest rate environment, COVID-19 and Russia's invasion of Ukraine on all of the foregoing.
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment, including those caused by inflation and a rising interest rate environment;
•risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict (including Russia's invasion of Ukraine), natural disasters or the COVID-19 pandemic;
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies ("BDCs") or regulated investment companies ("RICs"); and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Business Overview
We are a Delaware statutory trust formed on November 24, 2021 and are structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, we are externally managed by the Adviser pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between us and the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In

2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
Our investment objective is to generate stable current income and long-term capital appreciation. We seek to meet our investment objective by primarily investing in private debt opportunities.
We have the authority to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share (“Common Shares”). We are offering on a best efforts, continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the SEC. We offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.
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
As of June 1, 2022, we had satisfied the minimum offering requirement and our board of trustees (the "Board of Trustees" or the "Board") had authorized the release of proceeds from escrow. As of September 30, 2022, we have issued and sold 13,018,689 Class I shares for an aggregate purchase price of $318.6 million of which, $100.0 million was purchased by an affiliate of the Adviser. As of September 30, 2022, we have issued and sold 2,579,984 Class S shares for an aggregate purchase price of $61.6 million.
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
As of September 30, 2022, 87.6% of our debt investment portfolio (at fair value) and 87.1% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate (“LIBOR"), the Secured Overnight Financing Rate ("SOFR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. Although there have been issuances utilizing SOFR, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

Critical Accounting Estimates
Fair Value Measurements

Our Adviser, as the valuation designee of our Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that reflect the Adviser's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment's level is based on the lowest level of input that is significant to the fair value measurement. The Adviser's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Adviser obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of our investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
The Adviser seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Adviser is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Adviser's set threshold, the Adviser seeks to obtain a quote directly from a broker making a market for the asset. The Adviser evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, the Adviser does not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined not to be reliable or are not readily available, the Adviser values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, the Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. the Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Adviser may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Adviser considers the current contractual interest rate, the capital structure and other terms of the investment relative to our risk and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, the Adviser depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
The Adviser estimates the fair value of certain privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
In December 2020, the SEC adopted Rule 2a-5 under the Investment Company Act. Rule 2a-5 permits boards of registered investment companies and BDCs to either (i) choose to continue to determine fair value in good faith, or (ii) designate a valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. Our Board of Trustees has designated the Adviser to serve as its valuation designee effective September 8, 2022.
The Adviser undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser's valuation team;
•Preliminary valuations are then reviewed and discussed with management of the Adviser;
•Separately, independent valuation firms prepare valuations of the our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us and provide such reports to the Adviser;
•The Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the valuation report with the Adviser, and the Adviser responds and supplements the valuation report to reflect any discussions between the Adviser and the Audit Committee; and
•The Adviser, as valuation designee, determines the fair value of each investment in our portfolio.
The fair value of our investments as of September 30, 2022 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
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

With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax liability," and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "dividends payable," "interest payable," "payables from unsettled transactions" and "due to affiliates" approximate fair value due to their short maturities.
As of September 30, 2022, we held $428.6 million of investments at fair value.
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
For our secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statement of Operations.
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
As of September 30, 2022, there were no investments on non-accrual status.

Portfolio Composition

As of September 30, 2022, the fair value of our investment portfolio was $428.6 million and was composed of investments in 81 portfolio companies.
As of September 30, 2022, our investment portfolio consisted of the following:

September 30, 2022
Cost:
Senior Secured Debt	93.44%
Subordinated Debt	4.98%
Preferred Equity	1.35%
Common Equity and Warrants	0.23%
Total	100.00%

September 30, 2022
Fair Value:
Senior Secured Debt	93.96%
Subordinated Debt	4.52%
Preferred Equity	1.28%
Common Equity and Warrants	0.24%
Total	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

September 30, 2022
Fair Value:
Application Software	10.12%
Health Care Technology	6.92%
Health Care Distributors	5.51%
Systems Software	4.24%
Industrial Machinery	4.20%
Hotels, Resorts & Cruise Lines	4.03%
Diversified Support Services	3.63%
Education Services	3.43%
Distributors	2.90%
Biotechnology	2.81%
Leisure Products	2.76%
Property & Casualty Insurance	2.33%
Health Care Facilities	2.27%
Integrated Telecommunication Services	2.16%
Leisure Facilities	2.07%
Cable & Satellite	2.04%
Health Care Supplies	1.96%
Office Services & Supplies	1.86%
Other Diversified Financial Services	1.79%
Research & Consulting Services	1.78%
Metal & Glass Containers	1.72%
Alternative Carriers	1.69%
Advertising	1.63%
Restaurants	1.57%
Data Processing & Outsourced Services	1.54%
Health Care Services	1.53%
Electronic Components	1.51%
Air Freight & Logistics	1.48%
Consumer Finance	1.45%
Personal Products	1.29%
Multi-Sector Holdings	1.27%
Aerospace & Defense	1.20%
Environmental & Facilities Services	1.13%
Trading Companies & Distributors	1.12%
Paper Packaging	1.12%
Internet & Direct Marketing Retail	1.11%
Pharmaceuticals	1.04%
Oil & Gas Refining & Marketing	0.93%
Diversified Metals & Mining	0.86%
Specialized Finance	0.85%
IT Consulting & Other Services	0.84%
Electrical Components & Equipment	0.77%
Airport Services	0.69%
Specialized REITs	0.68%
Paper Products	0.66%
Diversified Banks	0.50%
Internet Services & Infrastructure	0.44%
Specialty Stores	0.44%
Automotive Retail	0.13%
Total	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

September 30, 2022
United States	90.88%
Costa Rica	2.38%
Switzerland	2.32%
Ireland	1.37%
Germany	1.21%
France	0.99%
India	0.85%
United Kingdom	—%
Total	100.00%

See the Schedule of Investments as of September 30, 2022 in our consolidated financial statements in Part II, Item 8, of this Form 10-K for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Investment Income
Total investment income for the period from December 10, 2021 (commencement of operations) to September 30, 2022 was $14,121 and consisted of $13,943 of interest income primarily from portfolio investments (including $591 of PIK interest income) and $178 of fee income. Based on fair value as of September 30, 2022, the weighted average yield on our debt investments was 9.6%.

Expenses
Net expenses for the period from December 10, 2021 (commencement of operations) to September 30, 2022 were $4,136 and consisted of the following:

For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Expenses:
Base management fee	$1,359
Investment income incentive fee	763
Professional fees	732
Class S distribution and shareholder servicing fees	92
Board of trustees fees	216
Organization expenses	550
Amortization of continuous offering costs	1,036
Interest expense	2,541
Administrator expense	207
General and administrative expenses	348
Total expenses	$7,844
Management and incentive fees waived	(2,122)
Expense support	(1,586)
Net expenses	$4,136

For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser made Expense Payments in accordance with the Expense Support Agreement in the amount of $1,586. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser waived its right to receive a Reimbursement Payment from us as of September 30, 2022 and no Reimbursement Payments were made to the Adviser. In addition, the Adviser waived its management and incentive fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for our continuous offering. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, base management fees of $1,359 and investment income incentive fee of $763 were fully waived. See Note 9, Related Party Transaction, to our Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $16,155 for the period from December 10, 2021 (commencement of operations) to September 30, 2022, which was primarily driven by unrealized losses related to credit spread widening.
Net Realized Gains (Losses)
Net realized gains were $90 for the period from December 10, 2021 (commencement of operations) to September 30, 2022.
Financial Condition, Liquidity and Capital Resources

We expect to generate cash from (1) the cash proceeds from our continuous public offering and contributions from shareholders (2) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. high-quality debt investments that mature in one year or less, (3) borrowings from banks, including secured borrowings, and any other financing arrangements we may enter into in the future and (4) any future offerings of equity or debt securities.
Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service of borrowings, and (4) cash distributions to the shareholders.
For the period from December 10, 2021 (commencement of operations) through September 30, 2022, we experienced a net increase in cash and cash equivalents of $58.4 million. During that period, $388.4 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $446.8 million, due primarily from $380.2 million of proceeds from the issuance of common shares and $75.0 million of net borrowings under the credit facility, partially offset by $3.7 million of financing costs paid, $3.6 million of distributions paid to shareholders and $1.1 million of offering costs paid.
As of September 30, 2022, we had $58.4 million of cash and cash equivalents, portfolio investments (at fair value) of $428.6 million, $3.3 million of interest receivable, $1.4 million of due from affiliates, $375.0 million of undrawn capacity on our credit facility (subject to borrowing base and other limitations), $47.6 million of net payables from unsettled transactions and $75.0 million of borrowings outstanding under our credit facility.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2022, off-balance sheet arrangements consisted of $68,962 of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Statement of Assets and Liabilities.
Contractual Obligations

	Debt Outstanding as of September 30, 2022	Weighted average debt outstanding for the period from December 10, 2021 (commencement of operations) to September 30, 2022	Maximum debt outstanding for the period from December 10, 2021 (commencement of operations) to September 30, 2022
Secured borrowings	$—	$10,413	$44,588
ING Credit Agreement	75,000	43,152	90,000
Total debt	$75,000	$53,565

	Payments due by period as of September 30, 2022
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$75,000	$—	$—	$75,000
Interest due on ING Credit Agreement	16,981	3,779	7,559	5,643
Total	$91,981	$3,779	$7,559	$80,643
Equity Activity
As of September 30, 2022, we have issued and sold 13,018,689 Class I shares for an aggregate purchase price of $318.6 million. As of September 30, 2022, we have issued and sold 2,579,984 Class S shares for an aggregate purchase price of $61.6 million. As of September 30, 2022, we have issued 21,337 Class I shares and 8,418 Class S shares pursuant to our distribution reinvestment plan.
The following table summarizes transactions in common shares of beneficial interest for the period from December 10, 2021 (commencement of operations) to September 30, 2022:

	Shares	Amount
Class I
Issuance of Common Shares	13,018,689	$318,578
Issuance of Common Shares under dividend reinvestment plan	21,337	393
Net increase (decrease)	13,040,026	$318,971
Class S
Issuance of Common Shares	2,579,984	$61,629
Issuance of Common Shares under dividend reinvestment plan	8,418	202
Net increase (decrease)	2,588,402	$61,831
Total net increase (decrease)	15,628,428	$380,802

Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I and Class S shares utilized as the purchase price for shares issued and sold after we broke escrow:

	Class I Shares	Class S Shares
May 31, 2022	$24.32	—
June 30, 2022	$23.71	—
July 31, 2022	$23.98	$23.98
August 31, 2022	$24.03	$24.03
September 30, 2022	$23.47	$23.47
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I and Class S common shares of beneficial interest. The following table presents distributions that were declared during the period ended September 30, 2022:

			Class I
Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
March 3, 2022	March 4, 2022	March 7, 2022	$0.3200	$768
July 20, 2022	July 31, 2022	August 29, 2022	0.1640	1,975
August 22, 2022	August 31, 2022	September 28, 2022	0.1670	2,092
September 23, 2022	September 30, 2022	October 31, 2022	0.1700	2,218
			$0.8210	$7,053

			Class S
Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
July 20, 2022	July 31, 2022	August 29, 2022	$0.1472	$151
August 22, 2022	August 31, 2022	September 28, 2022	0.1500	272
September 23, 2022	September 30, 2022	October 31, 2022	0.1530	396
			$0.4502	$819
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
Share Repurchase Program
At the discretion of our Board of Trustees, we commenced during the quarter ended September 30, 2022 a share repurchase program in which we intend to repurchase up to 5% of our Common Shares outstanding (by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of us and shareholders, and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to us and shareholders.
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
On September 12, 2022, the Company’s initial tender offer under its share repurchase program expired. There were no share repurchases during the period from December 10, 2021 (commencement of operations) to September 30, 2022.
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
ING Credit Agreement

On March 25, 2022 (the “ING Closing Date”), we entered into a senior secured revolving credit agreement (the “ING Credit Agreement”) among us, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent.

Effective on and as of May 25, 2022, we entered into an incremental commitment and assumption agreement (the “Incremental Commitment and Assumption Agreement”) among us, as borrower, the subsidiary guarantor party thereto (the “Subsidiary Guarantor”), ING, as administrative agent and issuing bank, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD, (together with Sumitomo Mitsui Banking Corporation, the “Assuming Lenders”). Pursuant to the Incremental Commitment and Assumption Agreement, among other things, each Assuming Lender (i) became a Lender (as defined in the ING Credit Agreement) under the ING Credit Agreement and (ii) agreed to make a Commitment (as defined in the ING Credit Agreement) to us in the amount of $150 million. The Incremental Commitment and Assumption Agreement increased the aggregate amount of Commitments under the ING Credit Agreement from $150 million to $450 million (the "Maximum Commitment"), subject to the lesser of (i) a borrowing base and (ii) the Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “Availability Period”) during which loans may be made and the ING Credit Agreement has a stated maturity dated that is five years from the ING Closing Date (the “Maturity Date”). Following the Availability Period we will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowing under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of us and of the sole current and certain future subsidiaries of us and guaranteed by such subsidiaries.

Borrowings under the ING Credit Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to either (1) SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) 0) (“ABR”) plus 0.875% per annum. We may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. We will pay a commitment fee at a rate of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement.

At any time during the Availability Period, the Borrower may propose an increase in the Maximum Commitment to an amount not to exceed the greater of (a) $750.0 million and (b) 150% of shareholders’ equity as of the date on which such increased amount is to be effective, subject to certain conditions, including the consent of the lenders to increase their commitments and of ING.

We have made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2022, we were in compliance with all financial covenants under the ING Credit Agreement based on the financial information contained in this Annual Report on Form 10-K. Borrowings under the ING Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The ING Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the ING Credit Agreement immediately due and payable.

As of September 30, 2022, we had $75.0 million outstanding under the ING Credit Agreement. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, our borrowings under the ING Credit Agreement bore interest at a weighted average rate of 3.76%. We recorded $2,285 of interest expense (inclusive of fees) related to the ING Credit Agreement for the period from December 10, 2021 (commencement of operations) to September 30, 2022.
Secured Borrowings
As of September 30, 2022, we repaid all secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to September 30, 2022. We recorded $256 of interest expense in connection with secured borrowings for the period from December 10, 2021 (commencement of operations) to September 30, 2022.
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

Recent Developments
Share Issuance

On October 1, 2022, we issued and sold pursuant to our continuous public offering 668,160 Class I shares for proceeds of $15,682 and 908,493 Class S shares for proceeds of $21,322.

On November 1, 2022, we issued and sold pursuant to our continuous public offering 1,097,982 Class I shares for proceeds of $25,616 and 420,403 Class S shares for proceeds of $9,808.
Distributions

On October 26, 2022, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1800	$—	$0.1800
Class S shares	$0.1800	$0.0166	$0.1634

The distribution was payable to shareholders of record as of October 31, 2022 and was paid on November 28, 2022. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

On November 21, 2022, our Board of Trustees declared a regular distribution on our outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0165	$0.1735

The distribution is payable to shareholders of record as of November 30, 2022 and will be paid on or about December 28, 2022. The distribution will be paid in cash or reinvested in Shares for shareholders participating in the our distribution reinvestment plan.

ING Credit Agreement

Effective on and as of October 6, 2022, we entered into a subsequent incremental commitment and assumption agreement (the "Subsequent Incremental Commitment and Assumption Agreement") among us, as borrower, the Subsidiary Guarantor, ING, as administrative agent and issuing bank, and Apple Bank For Savings, as an Assuming Lender. Pursuant to the Subsequent Incremental Commitment and Assumption Agreement, Apple Bank For Savings (i) became a Lender under the ING Credit Agreement and (ii) agreed to make a Commitment to us in the amount of $40 million. The Subsequent Incremental Commitment increases the aggregate amount of Commitments under the ING Credit Agreement from $450 million to $490 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments often do not have a readily available market price, and we value these investments at fair value as determined in good faith by our Adviser, as the valuation designee appointed by our Board of Trustees pursuant to Rule 2a-5 under the Investment Company Act. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to our consolidated financial statements.
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
As of September 30, 2022, 87.6% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2022 was as follows:

	September 30, 2022
($ in thousands)	Fair Value	% of Floating Rate Portfolio
0%	$87,955	23.79%
>0% and <1%	192,723	52.13
1%	89,020	24.08
>1%	—	—
Total	$369,698	100.00%

Based on our Statement of Assets and Liabilities as of September 30, 2022, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$9,964	$(1,875)	$8,089
200	7,971	(1,500)	6,471
150	5,979	(1,125)	4,854
100	3,986	(750)	3,236
50	1,993	(375)	1,618

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(1,993)	$375	$(1,618)
100	(3,986)	750	(3,236)
150	(5,979)	1,125	(4,854)
200	(7,971)	1,500	(6,471)
250	(9,833)	1,875	(7,958)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the LIBOR, SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of September 30, 2022:

	September 30, 2022
($ in thousands)	Debt Investments	Borrowings
LIBOR
30 day	$137,460	$—
90 day	85,546	—
180 day	7,592	—
SOFR
30 day	48,591	75,000
90 day	103,206	—
180 day	16,177	—
Fixed rate	59,856	—
Total	$458,428	$75,000

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Oaktree Strategic Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Oaktree Strategic Credit Fund (the Company), including the consolidated schedule of investments, as of September 30, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the period from December 10, 2021 (commencement of operations) to September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022, and the results of its operations, changes in its net assets, and its cash flows for the period from December 10, 2021 (commencement of operations) to September 30, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2022 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA
December 13, 2022

Oaktree Strategic Credit Fund
Consolidated Statement of Assets and Liabilities
(in thousands, except per share amounts)

September 30, 2022
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost: $444,725)	$428,556
Cash and cash equivalents	58,443
Due from affiliates	1,402
Interest receivable	3,297
Receivables from unsettled transactions	3,920
Deferred financing costs	3,295
Deferred offering costs	2,132
Derivative asset at fair value	13
Other assets	438
Total assets	$501,496
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,107
Dividends payable	3,657
Due to affiliates	2,926
Interest payable	469
Payables from unsettled transactions	51,566
Deferred tax liability	44
Credit facility payable	75,000
Total liabilities	134,769
Commitments and contingencies (Note 11)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 15,628 shares issued and outstanding	156
Additional paid-in-capital	380,646
Accumulated distributable earnings (loss)	(14,075)
Total net assets (equivalent to $23.47 per common share) (Note 10)	366,727
Total liabilities and net assets	$501,496
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statement of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$305,989
Common shares outstanding ($0.01 par value, unlimited shares authorized)	13,040
Net asset value per share	$23.47
Class S Shares:
Net assets	$60,738
Common shares outstanding ($0.01 par value, unlimited shares authorized)	2,588
Net asset value per share	$23.47

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statement of Operations
(in thousands, except per share amounts)

For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Interest income:
Non-control/Non-affiliate investments	$13,179
Interest on cash and cash equivalents	173
Total interest income	13,352
PIK interest income:
Non-control/Non-affiliate investments	591
Total PIK interest income	591
Fee income:
Non-control/Non-affiliate investments	178
Total fee income	178
Total investment income	14,121
Expenses:
Base management fee	1,359
Investment income incentive fee	763
Professional fees	732
Class S distribution and shareholder servicing fees	92
Board of trustees fees	216
Organization expenses	550
Amortization of continuous offering costs	1,036
Interest expense	2,541
Administrator expense	207
General and administrative expenses	348
Total expenses	7,844
Management and incentive fees waived (Note 9)	(2,122)
Expense support (Note 9)	(1,586)
Net expenses	4,136
Net investment income	9,985
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(16,168)
Foreign currency forward contracts	13
Net unrealized appreciation (depreciation)	(16,155)
Realized gains (losses):
Non-control/Non-affiliate investments	90
Net realized gains (losses)	90
Provision for income tax (expense) benefit	(123)
Net realized and unrealized gains (losses), net of taxes	(16,188)
Net increase (decrease) in net assets resulting from operations	$(6,203)
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statement of Changes in Net Assets
(in thousands, except per share amounts)

For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Operations:
Net investment income	$9,985
Net unrealized appreciation (depreciation)	(16,155)
Net realized gains (losses)	90
Provision for income tax (expense) benefit	(123)
Net increase (decrease) in net assets resulting from operations	(6,203)
Distributions to common shareholders:
Class I	(7,053)
Class S	(819)
Net decrease in net assets resulting from distributions	(7,872)
Share transactions:
Class I:
Issuance of Common shares	318,578
Issuance of Common shares under dividend reinvestment plan	393
Net increase from share transactions	318,971
Class S:
Issuance of Common shares	61,629
Issuance of Common shares under dividend reinvestment plan	202
Net increase from share transactions	61,831
Total increase (decrease) in net assets	366,727
Net assets at beginning of period	—
Net assets at end of period	$366,727
Net asset value per common share	$23.47
Common shares outstanding at end of period	15,628

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statement of Cash Flows
(in thousands)

For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(6,203)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	16,155
Net realized (gains) losses	(90)
PIK interest income	(591)
Accretion of original issue discount on investments	(1,272)
Amortization of deferred financing costs	362
Amortization of deferred offering costs	1,036
Deferred taxes	44
Purchases of investments	(480,031)
Proceeds from the sales and repayments of investments	37,380
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(1,402)
(Increase) decrease in interest receivable	(3,407)
(Increase) decrease in receivables from unsettled transactions	(3,920)
(Increase) decrease in other assets	(438)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	393
Increase (decrease) in due to affiliates	1,574
Increase (decrease) in interest payable	469
Increase (decrease) in payables from unsettled transactions	51,566
Net cash used in operating activities	(388,375)
Financing activities:
Distributions paid in cash	(3,619)
Borrowings under credit facility	105,000
Repayments of borrowings under credit facility	(30,000)
Borrowings of secured borrowings	44,588
Proceeds from secured borrowings	(44,588)
Proceeds from issuance of common shares	380,207
Deferred financing costs paid	(3,658)
Deferred offering costs paid	(1,102)
Net cash provided by financing activities	446,828
Effect of exchange rate changes on foreign currency	(10)
Net increase (decrease) in cash and cash equivalents	58,443
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$58,443
Supplemental information:
Cash paid for interest	$1,710
Non-cash financing activities:
Deferred offering costs incurred	$2,066
Distribution payable	3,657
Reinvestment of dividends during the period	595
Reconciliation to the Statement of Assets and Liabilities	September 30, 2022
Cash and cash equivalents	$58,443
Total cash and cash equivalents	$58,443

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.82%		$3,984	$3,870	$3,826	(5)
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	10.82%		4,000	3,982	3,815	(5)
				7,852	7,641
ADC Therapeutics SA		Biotechnology
First Lien Term Loan, SOFR+7.50% cash due 8/15/2029	11.20%		10,406	9,881	9,890	(5)(8)(10)
First Lien Delayed Draw Term Loan, SOFR+7.50% cash due 8/15/2029			—	(60)	(58)	(5)(8)(9)(10)
45,727 Common Stock Warrants (exercise price $8.297) expiration 8/15/2032				275	115	(8)(10)
				10,096	9,947
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	10.88%		4,563	4,481	4,403	(5)(8)
4,560 Common Units in RD Holding LP				428	409	(8)
				4,909	4,812
Altice France S.A.		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.91%		1,995	1,905	1,815	(5)(10)
Fixed Rate Bond, 5.50% cash due 10/15/2029			3,200	2,685	2,416	(10)
				4,590	4,231
American Auto Auction Group, LLC		Consumer Finance
Second Lien Term Loan, SOFR+8.75% cash due 1/2/2029	12.30%		6,901	6,776	6,211	(5)(8)
				6,776	6,211
American Rock Salt Company LLC		Diversified Metals & Mining
First Lien Term Loan, LIBOR+4.00% cash due 6/9/2028	7.12%		3,990	3,817	3,706	(5)
				3,817	3,706
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	9.03%		3,980	3,960	3,738	(5)
				3,960	3,738
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	7.42%		6,912	5,802	5,530	(5)
				5,802	5,530
Apex Group Treasury LLC		Other Diversified Financial Services
First Lien Term Loan, SOFR+5.00% cash due 7/27/2028	9.13%		6,000	5,610	5,865	(5)(10)
				5,610	5,865
APX Group Inc.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+3.50% cash due 7/10/2028	6.24%		1,995	1,881	1,891	(5)(10)
Fixed Rate Bond, 5.75% cash due 7/15/2029			275	229	218	(10)
				2,110	2,109
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Delayed Draw Term Loan, EURIBOR+6.50% cash due 7/14/2026			€—	(280)	—	(5)(8)(9)(10)
				(280)	—
ASP Unifrax Holdings, Inc.		Trading Companies & Distributors
First Lien Term Loan, LIBOR+3.75% cash due 12/12/2025	7.42%		$4,098	3,951	3,797	(5)
Fixed Rate Bond, 7.50% cash due 9/30/2029			1,200	1,158	794
Fixed Rate Bond, 5.25% cash due 9/30/2028			250	222	193
				5,331	4,784

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes

ASP-R-PAC Acquisition Co LLC		Paper Packaging
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	9.67%		$4,911	$4,825	$4,798	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 12/29/2027			—	(10)	(14)	(5)(8)(9)(10)
				4,815	4,784
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	8.37%		4,848	4,577	4,145	(5)
				4,577	4,145
Asurion, LLC		Property & Casualty Insurance
First Lien Term Loan, SOFR+4.00% cash due 8/19/2028	7.65%		4,000	3,803	3,423	(5)
Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	8.37%		8,500	7,628	6,545	(5)
				11,431	9,968
athenahealth Group Inc.		Health Care Technology
5,809 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				5,693	5,167	(8)
				5,693	5,167
Battery Park CLO II Ltd		Multi-Sector Holdings
Class E Notes, SOFR+8.36% cash due 10/20/2035	12.41%		1,500	1,326	1,326	(5)(10)
				1,326	1,326
BioXcel Therapeutics, Inc.		Pharmaceuticals
First Lien Term Loan, 10.25% cash due 4/19/2027			3,130	3,005	3,007	(8)(10)
First Lien Delayed Draw Term Loan, 10.25% cash due 4/19/2027			—	—	—	(8)(9)(10)
First Lien Revenue Interest Financing Term Loan due 9/30/2032			1,384	1,384	1,384	(8)(10)
First Lien Revenue Interest Financing Delayed Draw Term Loan due 9/30/2032			—	—	—	(8)(9)(10)
12,453 Common Stock Warrants (exercise price $20.04) expiration date 4/19/2029				74	58	(8)(10)
				4,463	4,449
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	6.03%		7,020	6,780	6,581	(5)
				6,780	6,581
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+3.75% cash due 10/2/2025	6.87%		7,965	7,644	7,570	(5)
Fixed Rate Bond, 7.125% cash due 10/2/2025			500	483	491
				8,127	8,061
BYJU's Alpha, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 11/24/2026	8.98%		4,975	4,925	3,646	(5)(10)
				4,925	3,646
Carvana Co.		Automotive Retail
Fixed Rate Bond, 5.625% cash due 10/1/2025			800	696	564	(10)
				696	564
CCO Holdings LLC		Cable & Satellite
Fixed Rate Bond, 4.50% cash due 5/1/2032			1,281	1,064	979	(10)
				1,064	979
Cengage Learning, Inc.		Education Services
First Lien Term Loan, LIBOR+4.75% cash due 7/14/2026	7.81%		7,592	7,265	6,893	(5)
				7,265	6,893
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	9.37%		3,979	3,950	3,990	(5)
				3,950	3,990

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Clear Channel Outdoor Holdings, Inc.		Advertising
First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	6.31%		$6,969	$6,438	$6,246	(5)(10)
Fixed Rate Bond, 5.125% cash due 8/15/2027			726	627	614	(10)
Fixed Rate Bond, 7.75% cash due 4/15/2028			174	167	132	(10)
				7,232	6,992
Condor Merger Sub Inc.		Systems Software
Fixed Rate Bond, 7.375% cash due 2/15/2030			4,527	4,502	3,710
				4,502	3,710
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	8.12%		4,974	4,534	3,589	(5)
				4,534	3,589
Covetrus, Inc.		Health Care Distributors
First Lien Term Loan, SOFR+5.00% cash due 9/20/2029	7.65%		7,589	7,134	7,108	(5)
				7,134	7,108
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	7.37%		3,985	3,833	3,893	(5)
				3,833	3,893
Delivery Hero FinCo LLC		Internet & Direct Marketing Retail
First Lien Term Loan, SOFR+5.75% cash due 8/12/2027	8.49%		4,988	4,890	4,757	(5)(10)
				4,890	4,757
Delta Leasing SPV II LLC		Specialized Finance
Subordinated Delayed Draw Term Loan, 10.00% cash due 8/31/2029			3,303	3,303	3,303	(8)(9)(10)
330 Series C Preferred Units in Delta Financial Holdings LLC				330	330	(8)(10)
1.65 Common Units in Delta Financial Holdings LLC				2	2	(8)(10)
24.77 Common Warrants (exercise price $1.00)				—	—	(8)(10)
				3,635	3,635
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	8.12%		7,623	7,321	7,120	(5)
Fixed Rate Bond, 5.875% cash due 8/15/2027			750	670	648
				7,991	7,768
Domtar Corp		Paper Products
First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	8.26%		2,977	2,953	2,847	(5)
				2,953	2,847
DTI Holdco, Inc.		Research & Consulting Services
First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	7.33%		8,000	7,739	7,616	(5)
				7,739	7,616
Eagle Parent Corp.		Industrial Machinery
First Lien Term Loan, SOFR+4.25% cash due 4/1/2029	7.80%		2,985	2,916	2,912	(5)
				2,916	2,912
Establishment Labs Holdings Inc.		Health Care Technology
First Lien Term Loan, 3.00% cash 6.00% PIK due 4/21/2027			10,403	10,260	10,216	(8)(10)
First Lien Delayed Draw Term Loan, 3.00% cash 6.00% PIK due 4/21/2027			—	3	—	(8)(9)(10)
				10,263	10,216
Frontier Communications Holdings, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+3.75% cash due 10/8/2027	7.44%		1,995	1,953	1,864	(5)(10)
Fixed Rate Bond, 6.00% cash due 1/15/2030			4,017	3,493	3,164	(10)
				5,446	5,028
Gibson Brands, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	7.94%		4,967	4,793	4,024	(5)(8)
				4,793	4,024

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Grove Hotel Parcel Owner, LLC		Hotels, Resorts & Cruise Lines
First Lien Term Loan, SOFR+8.00% cash due 6/21/2027	11.04%		$17,684	$17,350	$17,374	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+8.00% cash due 6/21/2027			—	(67)	(62)	(5)(8)(9)
First Lien Revolver, SOFR+8.00% cash due 6/21/2027			—	(33)	(31)	(5)(8)(9)
				17,250	17,281
Harbor Purchaser Inc.		Education Services
First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	8.38%		8,550	8,197	7,813	(5)
				8,197	7,813
iCIMs, Inc.		Application Software
First Lien Term Loan, SOFR+6.75% cash due 8/18/2028	9.49%		15,164	14,904	14,899	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+6.75% cash due 8/18/2028			—	—	—	(5)(8)(9)
First Lien Revolver, SOFR+6.75% cash due 8/18/2028			—	(25)	(25)	(5)(8)(9)
				14,879	14,874
Impel Neuropharma, Inc.		Health Care Technology
First Lien Revenue Interest Financing Term Loan due 2/15/2031			5,129	5,129	5,129	(8)
First Lien Term Loan, SOFR+8.75% cash due 3/17/2027	12.45%		4,768	4,682	4,682	(5)(8)
				9,811	9,811
Innocoll Pharmaceuticals Limited		Health Care Technology
First Lien Term Loan, 11.00% cash due 1/26/2027			4,316	4,149	4,057	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 1/26/2027			—	—	—	(8)(9)(10)
36,087 Tranche A Warrant Shares (exercise price $4.23) expiration date 1/26/2029				85	385	(8)(10)
				4,234	4,442
Iris Holding, Inc.		Metal & Glass Containers
First Lien Term Loan, SOFR+4.75% cash due 6/28/2028	7.89%		8,000	7,478	7,376	(5)(10)
				7,478	7,376
Jamestown CLO XII Ltd.		Multi-Sector Holdings
Class D Notes, LIBOR+7.00% cash due 4/20/2032	9.71%		500	389	410	(5)(10)
				389	410
Kings Buyer, LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+6.50% cash due 10/29/2027	10.17%		4,852	4,803	4,755	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 10/29/2027	10.17%		117	111	104	(5)(8)(9)
				4,914	4,859
KKR Apple Bidco, LLC		Airport Services
First Lien Term Loan, SOFR+4.00% cash due 9/22/2028	7.06%		3,000	2,970	2,949	(5)
				2,970	2,949
LABL Inc		Office Services & Supplies
First Lien Term Loan, LIBOR+5.00% cash due 10/29/2028	8.12%		8,786	8,366	7,971	(5)
				8,366	7,971
LSL Holdco, LLC		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 1/31/2028	9.12%		9,134	8,972	8,883	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/31/2028	9.12%		812	794	784	(5)(8)(9)
				9,766	9,667
LTI Holdings, Inc.		Electronic Components
First Lien Term Loan, LIBOR+3.25% cash due 9/6/2025	6.37%		6,964	6,650	6,462	(5)
				6,650	6,462
McAfee Corp.		Systems Software
First Lien Term Loan, SOFR+3.75% cash due 3/1/2029	6.36%		6,983	6,561	6,388	(5)
				6,561	6,388

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			$2,284	$2,105	$2,039	(8)(10)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	—	—	(8)(9)(10)
66,347 Warrant Shares (exercise price $7.26) expiration date 11/19/2028				152	54	(8)(10)
				2,257	2,093
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, SOFR+6.25% cash due 7/21/2027	9.75%		8,197	8,006	7,911	(5)(8)
				8,006	7,911
Mitchell International, Inc.		Application Software
Second Lien Term Loan, LIBOR+6.50% cash due 10/15/2029	9.57%		4,000	3,786	3,690	(5)
				3,786	3,690
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	9.17%		4,149	4,076	4,033	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(13)	(134)	(5)(8)(9)
				4,063	3,899
NFP Corp.		Other Diversified Financial Services
Fixed Rate Bond 6.875% cash due 8/15/2028			2,284	2,155	1,785
				2,155	1,785
Nidda BondCo GmbH		Health Care Services
Fixed Rate Bond, 3.50% cash due 9/30/2024			€500	462	446	(10)
				462	446
OEConnection LLC		Application Software
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	10.05%		$5,355	5,263	5,154	(5)(8)
				5,263	5,154
OFSI BSL CLO XI, Ltd.		Multi-Sector Holdings
Class E Notes, SOFR+7.60% cash due 7/18/2031	9.12%		2,500	2,156	2,265	(5)(10)
				2,156	2,265
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, SOFR+5.00% cash due 11/10/2027	8.13%		1,995	1,936	1,899	(5)
				1,936	1,899
Peloton Interactive, Inc.		Leisure Products
First Lien Term Loan, SOFR+6.50% cash due 5/25/2027	8.35%		7,980	7,674	7,813	(5)(10)
				7,674	7,813
PetSmart LLC		Specialty Stores
First Lien Term Loan, LIBOR+3.75% cash due 2/11/2028	6.87%		1,995	1,875	1,895	(5)
				1,875	1,895
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	9.28%		8,279	8,139	8,196	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026	9.25%		705	692	697	(5)(8)(9)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(7)	(4)	(5)(8)(9)
				8,824	8,889
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+8.50% cash due 3/4/2025	10.01%		6,387	6,235	6,259	(5)(8)
				6,235	6,259
Radiology Partners Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.25% cash due 7/9/2025	7.33%		6,253	5,873	5,297	(5)
Fixed Rate Bond, 9.25% cash due 2/1/2028			1,950	1,938	1,275
				7,811	6,572

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Renaissance Holding Corp.		Diversified Banks
First Lien Term Loan, LIBOR+3.25% cash due 5/30/2025	6.37%		$2,238	$2,134	$2,135	(5)
				2,134	2,135
RP Escrow Issuer LLC		Health Care Distributors
Fixed Rate Bond, 5.25% cash due 12/15/2025			333	306	276
				306	276
SM Wellness Holdings, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.75% cash due 4/17/2028	7.49%		6,430	6,223	6,108	(5)(8)
				6,223	6,108
Southern Veterinary Partners, LLC		Health Care Facilities
First Lien Term Loan, LIBOR+4.00% cash due 10/5/2027	7.12%		3,242	3,096	3,076	(5)
				3,096	3,076
SPX Flow, Inc.		Industrial Machinery
First Lien Term Loan, SOFR+4.50% cash due 4/5/2029	7.63%		9,500	9,105	8,823	(5)
				9,105	8,823
Surgery Center Holdings, Inc.		Health Care Facilities
First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	6.51%		6,977	6,724	6,639	(5)
				6,724	6,639
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	10.62%		7,310	7,090	6,725	(5)
				7,090	6,725
TIBCO Software Inc.		Application Software
First Lien Term Loan, SOFR+4.50% cash due 3/20/2029	8.15%		8,834	8,039	7,949	(5)
				8,039	7,949
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	9.12%		8,571	8,417	8,400	(5)(8)
				8,417	8,400
Uniti Group LP		Specialized REITs
Fixed Rate Bond, 6.50% cash due 2/15/2029			1,750	1,613	1,177	(10)
Fixed Rate Bond, 4.75% cash due 4/15/2028			2,200	1,899	1,743	(10)
				3,512	2,920
Vertiv Group Corporation		Electrical Components & Equipment
Fixed Rate Bond, 4.125% cash due 11/15/2028			1,500	1,258	1,210	(10)
				1,258	1,210
Wellfleet CLO 2022-2, Ltd.		Multi-Sector Holdings
Class E Notes, SOFR+8.56% cash due 10/18/2035	12.17%		1,500	1,440	1,440	(5)(10)
				1,440	1,440
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	6.56%		5,730	5,388	5,147	(5)
				5,388	5,147
WWEX Uni Topco Holdings, LLC		Air Freight & Logistics
First Lien Term Loan, LIBOR+4.00% cash due 7/26/2028	7.67%		6,965	6,585	6,363	(5)
				6,585	6,363
Zayo Group Holdings, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.00% cash due 3/9/2027	6.12%		7,000	6,467	5,882	(5)
Fixed Rate Bond, 4.00% cash due 3/1/2027			1,700	1,427	1,368
				7,894	7,250
Total Non-Control/Non-Affiliate Investments (116.9% of net assets)				$444,725	$428,556
Cash and Cash Equivalents (15.9% of net assets)				$58,443	$58,443
Total Portfolio Investments, Cash and Cash Equivalents (132.8% of net assets)				$503,168	$486,999

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$187	€178	11/10/2022	Bank of New York Mellon	$13
					$13
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR"), the Secured Overnight Financing Rate ("SOFR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 3.12%, the 90-day LIBOR at 3.67%, the 180-day LIBOR at 4.17%, the 360-day LIBOR at 4.78%, the 30-day SOFR at 3.03%, the 90-day SOFR at 3.55% and the 180-day SOFR at 3.98%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(8)As of September 30, 2022, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2022, qualifying assets represented 80.0% of the Company's total assets and non-qualifying assets represented 20.0% of the Company's total assets.

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1. Organization
Oaktree Strategic Credit Fund (the “Company”) is a Delaware statutory trust formed on November 24, 2021 and is structured as a non-diversified, closed-end management investment company. On February 3, 2022, the Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company intends to elect to be treated, and intends to qualify annually thereafter, as a registered investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, the Company is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between the Company and the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company’s investment objective is to generate stable current income and long-term capital appreciation. The Company seeks to meet its investment objective by primarily investing in private debt opportunities.

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share (“Common Shares”). The Company offers on a continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the Securities and Exchange Commission. The Company offers to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.

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

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of September 30, 2022, the Company has issued and sold 13,018,689 Class I shares for an aggregate purchase price of $318.6 million of which, $100.0 million was purchased by an affiliate of the Adviser. As of September 30, 2022, the Company has issued and sold 2,579,984 Class S shares for an aggregate purchase price of $61.6 million.

Note 2. Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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

Fair Value Measurements:
Our Adviser, as the valuation designee of our Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
•Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that reflect the Adviser's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment's level is based on the lowest level of input that is significant to the fair value measurement. The Adviser's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Adviser obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of the Company's investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
The Adviser seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Adviser is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Adviser's set threshold, the Adviser seeks to obtain a quote directly from a broker making a market for the asset. The Adviser evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, the Adviser does not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined not to be reliable or are not readily available, the Adviser values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, the Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. the Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii)

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Adviser may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Adviser considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Adviser depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
The Adviser estimates the fair value of certain privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
In December 2020, the SEC adopted Rule 2a-5 under the Investment Company Act. Rule 2a-5 permits boards of registered investment companies and Business Development Companies to either (i) choose to continue to determine fair value in good faith, or (ii) designate a valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. The Company's Board of Trustees has designated the Adviser to serve as its valuation designee effective September 8, 2022.
The Adviser undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser's valuation team;
•Preliminary valuations are then reviewed and discussed with management of the Adviser;
•Separately, independent valuation firms prepare valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to the Adviser;
•The Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the valuation report with the Adviser, and the Adviser responds and supplements the valuation report to reflect any discussions between the Adviser and the Audit Committee; and
•The Adviser, as valuation designee, determines the fair value of each investment in the Company's portfolio.
The fair value of the Company's investments as of September 30, 2022 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax liability," and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "dividends payable," "interest payable," "payables from unsettled transactions" and "due to affiliates" approximate fair value due to their short maturities.
Foreign Currency Translation:
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the prevailing foreign exchange rate on the reporting date. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
Derivative Instruments:
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded within derivative assets or derivative liabilities on the Consolidated Statement of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statement of Operations.
Secured Borrowings:
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing ("ASC 860"). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying Consolidated Statement of Assets and Liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2022, there were no investments on non-accrual status.
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
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statement of Operations.
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
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.
Receivables/Payables from Unsettled Transactions:
Receivables/payables from unsettled transactions consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities. Deferred financing costs incurred in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs incurred in connection with all other debt arrangements are a direct deduction from the related debt liability

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statement of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Organization and Offering Costs:
Costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of Common Shares of the Company are capitalized as "deferred offering costs" on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence.
For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company expensed organization costs of $550. As of September 30, 2022, the Company incurred $3,168 of offering costs which were capitalized. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company amortized offering costs of $1,036.
Allocation of Income, Expenses, Gains and Losses:
Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses directly attributable to a specific class are charged against the operations of that class.
Distributions:
To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
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
The Company holds certain portfolio investments through a taxable subsidiary. The purpose of the Company's taxable subsidiary is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiary is consolidated for financial reporting purposes, and portfolio investments held by it are included in the Company’s consolidated financial

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

statements as portfolio investments and recorded at fair value. The taxable subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statement of Operations. The Company uses the liability method to account for its taxable subsidiary's income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of September 30, 2022, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.
Note 3. Portfolio Investments
Portfolio Composition
As of September 30, 2022, the fair value of the Company's investment portfolio was $428.6 million and was composed of investments in 81 portfolio companies.
As of September 30, 2022, the Company's investment portfolio consisted of the following:

	September 30, 2022
Cost:		% of Total Investments
Senior Secured Debt	$415,550	93.44%
Subordinated Debt	22,136	4.98%
Preferred Equity	6,023	1.35%
Common Equity and Warrants	1,016	0.23%
Total	$444,725	100.00%

	September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets
Senior Secured Debt	$402,658	93.96%	109.80%
Subordinated Debt	19,378	4.52%	5.28%
Preferred Equity	5,497	1.28%	1.50%
Common Equity and Warrants	1,023	0.24%	0.28%
Total	$428,556	100.00%	116.86%

The composition of the Company's debt investments as of September 30, 2022 by floating rates and fixed rates was as follows:

	September 30, 2022
	Fair Value	% of Debt Investments
Floating rate	$369,698	87.60%
Fixed rate	52,338	12.40%
Total	$422,036	100.00%

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

	September 30, 2022
Cost:		% of Debt Investments
United States	$404,169	90.88%
Costa Rica	10,263	2.31%
Switzerland	10,096	2.27%
Ireland	5,610	1.26%
Germany	5,352	1.20%
India	4,925	1.11%
France	4,590	1.03%
United Kingdom	(280)	(0.06)%
Total	$444,725	100.00%

	September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets
United States	$389,448	90.88%	106.20%
Costa Rica	10,216	2.38%	2.79%
Switzerland	9,947	2.32%	2.71%
Ireland	5,865	1.37%	1.60%
Germany	5,203	1.21%	1.42%
France	4,231	0.99%	1.15%
India	3,646	0.85%	0.99%
United Kingdom	—	—%	—%
Total	$428,556	100.00%	116.86%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2022 was as follows:

	September 30, 2022
Cost:		% of Total Investments
Application Software	$45,532	10.21%
Health Care Technology	30,001	6.75%
Health Care Distributors	25,017	5.63%
Systems Software	19,190	4.32%
Industrial Machinery	18,256	4.11%
Hotels, Resorts & Cruise Lines	17,250	3.88%
Diversified Support Services	15,858	3.57%
Education Services	15,462	3.48%
Distributors	12,702	2.86%
Leisure Products	12,467	2.80%
Biotechnology	12,353	2.78%
Property & Casualty Insurance	11,431	2.57%
Integrated Telecommunication Services	10,036	2.26%
Health Care Facilities	9,820	2.21%
Cable & Satellite	9,055	2.04%
Leisure Facilities	8,824	1.98%
Health Care Supplies	8,417	1.89%
Office Services & Supplies	8,366	1.88%
Alternative Carriers	7,894	1.78%
Other Diversified Financial Services	7,765	1.75%
Research & Consulting Services	7,739	1.74%
Metal & Glass Containers	7,478	1.68%
Advertising	7,232	1.63%
Restaurants	7,090	1.59%
Data Processing & Outsourced Services	6,780	1.52%
Consumer Finance	6,776	1.52%
Health Care Services	6,685	1.50%
Electronic Components	6,650	1.50%
Air Freight & Logistics	6,585	1.48%
Personal Products	5,802	1.30%
Aerospace & Defense	5,388	1.21%
Trading Companies & Distributors	5,331	1.20%
Multi-Sector Holdings	5,311	1.19%
Environmental & Facilities Services	4,914	1.10%
Internet & Direct Marketing Retail	4,890	1.10%
Paper Packaging	4,815	1.08%
IT Consulting & Other Services	4,534	1.02%
Pharmaceuticals	4,463	1.00%
Oil & Gas Refining & Marketing	3,950	0.89%
Diversified Metals & Mining	3,817	0.86%
Specialized Finance	3,635	0.82%
Specialized REITs	3,512	0.79%
Electrical Components & Equipment	3,368	0.76%
Airport Services	2,970	0.67%
Paper Products	2,953	0.66%
Diversified Banks	2,134	0.48%
Internet Services & Infrastructure	1,936	0.44%
Specialty Stores	1,875	0.42%
Automotive Retail	696	0.16%
Insurance Brokers	(280)	(0.06)%
Total	$444,725	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets
Application Software	$43,357	10.12%	11.84%
Health Care Technology	29,636	6.92%	8.08%
Health Care Distributors	23,623	5.51%	6.44%
Systems Software	18,159	4.24%	4.95%
Industrial Machinery	17,994	4.20%	4.91%
Hotels, Resorts & Cruise Lines	17,281	4.03%	4.71%
Diversified Support Services	15,552	3.63%	4.24%
Education Services	14,706	3.43%	4.01%
Distributors	12,443	2.90%	3.39%
Biotechnology	12,040	2.81%	3.28%
Leisure Products	11,837	2.76%	3.23%
Property & Casualty Insurance	9,968	2.33%	2.72%
Health Care Facilities	9,715	2.27%	2.65%
Integrated Telecommunication Services	9,259	2.16%	2.52%
Leisure Facilities	8,889	2.07%	2.42%
Cable & Satellite	8,747	2.04%	2.39%
Health Care Supplies	8,400	1.96%	2.29%
Office Services & Supplies	7,971	1.86%	2.17%
Other Diversified Financial Services	7,650	1.79%	2.09%
Research & Consulting Services	7,616	1.78%	2.08%
Metal & Glass Containers	7,376	1.72%	2.01%
Alternative Carriers	7,250	1.69%	1.98%
Advertising	6,992	1.63%	1.91%
Restaurants	6,725	1.57%	1.83%
Data Processing & Outsourced Services	6,581	1.54%	1.79%
Health Care Services	6,554	1.53%	1.79%
Electronic Components	6,462	1.51%	1.76%
Air Freight & Logistics	6,363	1.48%	1.74%
Consumer Finance	6,211	1.45%	1.69%
Personal Products	5,530	1.29%	1.51%
Multi-Sector Holdings	5,441	1.27%	1.48%
Aerospace & Defense	5,147	1.20%	1.40%
Environmental & Facilities Services	4,859	1.13%	1.32%
Trading Companies & Distributors	4,784	1.12%	1.30%
Paper Packaging	4,784	1.12%	1.30%
Internet & Direct Marketing Retail	4,757	1.11%	1.30%
Pharmaceuticals	4,449	1.04%	1.21%
Oil & Gas Refining & Marketing	3,990	0.93%	1.09%
Diversified Metals & Mining	3,706	0.86%	1.01%
Specialized Finance	3,635	0.85%	0.99%
IT Consulting & Other Services	3,589	0.84%	0.98%
Electrical Components & Equipment	3,319	0.77%	0.91%
Airport Services	2,949	0.69%	0.80%
Specialized REITs	2,920	0.68%	0.80%
Paper Products	2,847	0.66%	0.78%
Diversified Banks	2,135	0.50%	0.58%
Internet Services & Infrastructure	1,899	0.44%	0.52%
Specialty Stores	1,895	0.44%	0.52%
Automotive Retail	564	0.13%	0.15%
Total	$428,556	100.00%	116.86%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2022 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$249,589	$153,069	$402,658
Subordinated debt	—	16,075	3,303	19,378
Common equity and Warrants	—	—	1,023	1,023
Preferred equity	—	—	5,497	5,497
Total investments at fair value	$—	$265,664	$162,892	$428,556
Derivative assets	$—	$13	$—	$13
Total assets at fair value	$—	$265,677	$162,892	$428,569
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
The principal value of the borrowings outstanding under the ING Credit Agreement approximates fair value due to its variable rate and is included in Level 3 of the hierarchy.
The following table provides a roll-forward of the changes in fair value from December 10, 2021 to September 30, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Purchases	$168,491	$3,303	$6,024	$1,045	$178,863
Sales and repayments	(14,701)	—	—	(28)	(14,729)
Capitalized PIK interest income	701	—	—	—	701
Accretion of OID	471	—	—	—	471
Net unrealized appreciation (depreciation)	(1,893)	—	(527)	6	(2,414)
Fair value as of September 30, 2022	$153,069	$3,303	$5,497	$1,023	$162,892
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the period from December 10, 2021 (commencement of operations) to September 30, 2022	$(1,893)	$—	$(527)	$6	$(2,414)

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of September 30, 2022:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$132,827	Market Yield	Market Yield	(b)	11.0%	-	16.0%	12.5%
	20,242	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	3,303	Market Yield	Market Yield	(b)	9.0%	-	11.0%	10.0%
Common equity and Warrants & preferred equity	612	Enterprise Value	Revenue Multiple	(e)	7.6x	-	10.1x	8.1x
	5,576	Enterprise Value	EBITDA Multiple	(e)	9.8x	-	15.5x	15.1x
	332	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$162,892
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participant would take into account market yield when pricing the investment.
(c) Used when there is an observable transaction or pending event for the investment.
(d) The Adviser generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Adviser evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated.
(e) Used when market participant would use such multiple when pricing the investment.

Note 4. Fee Income
For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company recorded total fee income of $178, of which $75, was recurring in nature. Recurring fee income consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the period from December 10, 2021 (commencement of operations) to September 30, 2022:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Issuance of Common Shares	15,598	$156	$380,051	$—	$380,207
Issuance of Common Shares under dividend reinvestment plan	30	—	595	—	595
Net investment income	—	—	—	9,985	9,985
Net unrealized appreciation (depreciation)	—	—	—	(16,155)	(16,155)
Net realized gains (losses)	—	—	—	90	90
Provision for income tax (expense) benefit	—	—	—	(123)	(123)
Distributions to shareholders				(7,872)	(7,872)
Balance at September 30, 2022	15,628	$156	$380,646	$(14,075)	$366,727
Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class S and Class D common shares of beneficial interest at $0.01 per share par value. As of September 30, 2022, the Company has issued

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

and sold 13,018,689 Class I shares for an aggregate purchase price of $318.6 million. As of September 30, 2022, the Company has issued and sold 2,579,984 Class S shares for an aggregate purchase price of $61.6 million.
The following table summarizes transactions in common shares of beneficial interest for the period from December 10, 2021 (commencement of operations) to September 30, 2022:

	Shares	Amount
Class I
Issuance of Common Shares	13,018,689	$318,578
Issuance of Common Shares under dividend reinvestment plan	21,337	393
Net increase (decrease)	13,040,026	$318,971
Class S
Issuance of Common Shares	2,579,984	$61,629
Issuance of Common Shares under dividend reinvestment plan	8,418	202
Net increase (decrease)	2,588,402	$61,831
Total net increase (decrease)	15,628,428	$380,802
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I and Class S shares utilized as the purchase price for shares issued and sold after the Company broke escrow:

	Class I Shares	Class S Shares
May 31, 2022	$24.32	—
June 30, 2022	$23.71	—
July 31, 2022	$23.98	$23.98
August 31, 2022	$24.03	$24.03
September 30, 2022	$23.47	$23.47
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I and Class S common shares of beneficial interest. The following table presents distributions that were declared during the period ended September 30, 2022:

			Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 3, 2022	March 4, 2022	March 7, 2022	$0.3200	$768
July 20, 2022	July 31, 2022	August 29, 2022	0.1640	1,975
August 22, 2022	August 31, 2022	September 28, 2022	0.1670	2,092
September 23, 2022	September 30, 2022	October 31, 2022	0.1700	2,218
			$0.8210	$7,053

			Class S
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
July 20, 2022	July 31, 2022	August 29, 2022	$0.1472	$151
August 22, 2022	August 31, 2022	September 28, 2022	0.1500	272
September 23, 2022	September 30, 2022	October 31, 2022	0.1530	396
			$0.4502	$819
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the Company's distribution reinvestment plan will have their cash distributions automatically

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
Character of Distributions
The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment.
Through September 30, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the period from December 10, 2021 (commencement of operations) to September 30, 2022:

	Class I		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income	$0.8210	$7,053	$0.4502	$819
Net realized gains	—	—	—	—
Total	$0.8210	$7,053	$0.4502	$819
Share Repurchase Program
At the discretion of the Board of Trustees, the Company commenced during the quarter ended September 30, 2022 a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers as of the last calendar day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
On September 12, 2022, the Company’s initial tender offer under its share repurchase program expired. There were no share repurchases during the period from December 10, 2021 (commencement of operations) to September 30, 2022.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 6. Borrowings

ING Credit Agreement

On March 25, 2022 (the “ING Closing Date”), the Company entered into a senior secured revolving credit agreement (the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent.

Effective on and as of May 25, 2022, the Company entered into an incremental commitment and assumption agreement (the “Incremental Commitment and Assumption Agreement”) among the Company, as borrower, the subsidiary guarantor party thereto (the “Subsidiary Guarantor”), ING, as administrative agent and issuing bank, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD, (together with Sumitomo Mitsui Banking Corporation, the “Assuming Lenders”). Pursuant to the Incremental Commitment and Assumption Agreement, among other things, each Assuming Lender (i) became a Lender (as defined in the ING Credit Agreement) under the ING Credit Agreement and (ii) agreed to make a Commitment (as defined in the ING Credit Agreement) to the Company in the amount of $150 million. The Incremental Commitment and Assumption Agreement increased the aggregate amount of Commitments under the ING Credit Agreement from $150 million to $450 million (the "Maximum Commitment"), subject to the lesser of (i) a borrowing base and (ii) the Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “Availability Period”) during which loans may be made and the ING Credit Agreement has a stated maturity dated that is five years from the ING Closing Date (the “Maturity Date”). Following the Availability Period the Company will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowing under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the sole current and certain future subsidiaries of the Company and guaranteed by such subsidiaries.

Borrowings under the ING Credit Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to either (1) SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) 0) (“ABR”) plus 0.875% per annum. The Company may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company will pay a commitment fee at a rate of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement.

At any time during the Availability Period, the Company may propose an increase in the Maximum Commitment to an amount not to exceed the greater of (a) $750.0 million and (b) 150% of shareholders’ equity as of the date on which such increased amount is to be effective, subject to certain conditions, including the consent of the lenders to increase their commitments and of ING.

The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the ING Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The ING Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the ING Credit Agreement immediately due and payable.

As of September 30, 2022, the Company had $75.0 million outstanding under the ING Credit Agreement. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company’s borrowings under the ING Credit Agreement bore interest at a weighted average rate of 3.76%. The Company recorded $2,285 of interest expense (inclusive of fees), related to the ING Credit Agreement for the period from December 10, 2021 (commencement of operations) to September 30, 2022.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Secured Borrowings

As of September 30, 2022, the Company repaid all secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to September 30, 2022. The Company recorded $256 of interest expense in connection with secured borrowings for the period from December 10, 2021 (commencement of operations) to September 30, 2022.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the period from December 10, 2021 (commencement of operations) to September 30, 2022:

For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Net increase (decrease) in net assets resulting from operations	$(6,203)
Net unrealized (appreciation) depreciation	16,155
Other book/tax differences	(219)
Taxable income (1)	$9,733
__________________
(1)The Company's taxable income for the period from December 10, 2021 (commencement of operations) to September 30, 2022 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2022. The final taxable income may be different than the estimate.
For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company recognized a total provision for income tax expense of $123, which was comprised of a deferred income tax expense of $44 that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary and a current tax expense of $79.
As of September 30, 2022, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$1,294
Net realized capital losses	566
Unrealized losses, net	(15,935)
Accumulated overdistributed earnings	$(14,075)
The aggregate cost of investments for U.S. federal income tax purposes was $444.5 million as of September 30, 2022. As of September 30, 2022, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $1.8 million. As of September 30, 2022, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $17.7 million. Net unrealized depreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $15.9 million.

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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company's total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company has operations, net assets will be measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, base management fees representing $1,359 were fully waived.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Adviser waived the Investment Income Incentive Fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering.

For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Investment Income Incentive Fee representing $763 was fully waived.

Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class S shares, Class D shares and Class I shares.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, there was no accrued Capital Gains Incentive Fee.

Administration Agreement

Effective as of February 3, 2022, the Company has entered into an Administration Agreement (as amended and restated, the “Administration Agreement”) with Oaktree Fund Administration, LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to shareholders and reports filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s shareholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement and providing personnel and facilities. The Company bears all of the costs and expenses of any sub-administration agreements that the Administrator enters into.

For the avoidance of doubt, the Company bears its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of the Company’s officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business and affairs and to acting on the Company’s behalf). The Company's Board reviews the fees payable under the Administration Agreement to determine that these fees are reasonable and comparable to administrative services charged by unaffiliated third parties.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company incurred $332 of expenses under the Administration Agreement of which $207 was included in administrator expense, $44 was included in general and administrative expenses and $81 was included in organization expenses and amortization of offering costs on the Consolidated Statement of Operations.

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

Distribution Manager Agreement

Effective as of February 3, 2022, the Company has entered into a Distribution Manager Agreement (as amended and restated, the “Distribution Manager Agreement”) with Brookfield Oaktree Wealth Solutions LLC (the “Distribution Manager”), an affiliate of the Adviser. Under the terms of the Distribution Manager Agreement, the Distribution Manager serves as the distribution manager for the Company’s initial offering of Common Shares. The Distribution Manager is entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Distribution Manager is entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees are paid with respect to Class I shares. The distribution and/or shareholder servicing fees are payable to the Distribution Manager, but the Distribution Manager anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

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

Either party may terminate the Distribution Manager Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Distribution Manager Agreement. The Company's obligations under the Distribution Manager Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S and Class D shares will survive termination of the

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

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

For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser made Expense Payments in the amount of $1,586. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser waived its right to receive a Reimbursement Payment from the Company and as of September 30, 2022 no Reimbursement Payments were made to the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

	For the period from December 10, 2021 (commencement of operations) to September 30, 2022
	Class I	Class S(7)
Net asset value at beginning of period	$—	$—
Capital contribution	25.00	23.71
Net investment income (1)	1.37	0.46
Net unrealized appreciation (depreciation) (1)(2)	(2.07)	(0.25)
Net realized gains (losses) (1)	0.01	0.01
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	(0.02)	(0.01)
Distributions of net investment income to shareholders	(0.82)	(0.45)
Net asset value at end of period	$23.47	$23.47
Total return (3)	(2.91)%	0.87%
Common shares outstanding at beginning of the period or the commencement date	1,000	—
Common shares outstanding at end of period	13,040	2,588
Net assets at the beginning of the period or the commencement date	$25,000	$—
Net assets at end of period	$305,989	$60,738
Average net assets (4)	$160,162	$42,587
Ratio of net investment income to average net assets (5)	5.72%	1.93%
Ratio of total expenses to average net assets (5)(8)	4.47%	1.61%
Ratio of net expenses to average net assets (5)	2.37%	0.80%
Ratio of portfolio turnover to average investments at fair value (5)	20.48%	20.48%
Weighted average outstanding debt	$53,565	$53,565
Average debt per share (1)	$7.39	$7.39
Asset coverage ratio (6)	588.97%	588.97%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown does not correspond with the net unrealized appreciation on investments for the period from December 10, 2021 (commencement of operations) to September 30, 2022 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the period from December 10, 2021 (commencement of operations) to September 30, 2022 have not been annualized for purposes of this ratio.
(6)	Based on outstanding senior securities of $75.0 million as of September 30, 2022.
(7)	Class S shares commenced on July 1, 2022.
(8)	Total expenses to average net assets is prior to management fee waivers and expense support provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of September 30, 2022, off-balance sheet arrangements consisted of $68,962 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities.

September 30, 2022
Delta Leasing SPV II LLC	$21,469
Ardonagh Midco 3 PLC	9,592
BioXcel Therapeutics, Inc.	6,930
iCIMs, Inc.	5,472
Grove Hotel Parcel Owner, LLC	5,305
Establishment Labs Holdings Inc.	5,068
ADC Therapeutics SA	4,770
MRI Software LLC	4,754
Innocoll Pharmaceuticals Limited	2,656
Mesoblast, Inc.	1,125
ASP-R-PAC Acquisition Co LLC	588
Kings Buyer, LLC	547
PFNY Holdings, LLC	483
LSL Holdco, LLC	203
$68,962

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the period from December 10, 2021 (commencement of operations) to September 30, 2022, except as discussed below.

Share Issuance

On October 1, 2022, the Company issued and sold pursuant to its continuous public offering 668,160 Class I shares for proceeds of $15,682 and 908,493 Class S shares for proceeds of $21,322.

On November 1, 2022, the Company issued and sold pursuant to its continuous public offering 1,097,982 Class I shares for proceeds of $25,616 and 420,403 Class S shares for proceeds of $9,808.

Distributions

On October 26, 2022, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1800	$—	$0.1800
Class S shares	$0.1800	$0.0166	$0.1634

The distribution was payable to shareholders of record as of October 31, 2022 and paid on November 28, 2022. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

On November 21, 2022, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0165	$0.1735

The distribution is payable to shareholders of record as of November 30, 2022 and will be paid on or about December 28, 2022. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

ING Credit Agreement

Effective on and as of October 6, 2022, the Company entered into a subsequent incremental commitment and assumption agreement (the "Subsequent Incremental Commitment and Assumption Agreement") among the Company, as borrower, the Subsidiary Guarantor, ING, as administrative agent and issuing bank, and Apple Bank For Savings, as an Assuming Lender. Pursuant to the Subsequent Incremental Commitment and Assumption Agreement, Apple Bank For Savings (i) became a Lender under the ING Credit Agreement and (ii) agreed to make a Commitment to us in the amount of $40 million. The Subsequent Incremental Commitment increases the aggregate amount of Commitments under the ING Credit Agreement from $450 million to $490 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management`s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Trustees

Our business and affairs are managed under the direction of our Board of Trustees. The responsibilities of the Board of Trustees include, among other things, the oversight of our investment activities, the quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board of Trustees consists of 5 members, 4 of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the Investment Company Act and are “independent,” as determined by our Board of Trustees. We refer to these individuals as our “Independent Trustees”. “Interested persons” are generally persons that, under the Investment Company Act, are deemed to have an interest in the Company, the Adviser or the Distribution Manager that could give rise to a conflict of interest in making certain determinations required by the Investment Company Act. For example, if a trustee owned any securities issued by the Adviser, the trustee would be an “interested person.” Similarly, if a trustee was an employee of the Adviser, the trustee would be an “interested person.” Our Board of Trustees elects our executive officers, who serve at the discretion of the Board of Trustees.

Trustees

Information regarding the Board of Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 years	Number of Portfolio Companies in Fund Complex Overseen by Director (1)	Other Directorships Held by Director (2)
Independent Trustees
Jay Ferguson	1966	Trustee	Since 2021	Co-Founder and Managing Partner at Vicente Capital Partners since 2009.	1	Director, Motorcar Parts of America, Inc. (2016-present)
Deborah Gero	1960	Trustee	Since 2021	Until 2018, various positions with American International Group, Inc. and its affiliates (collectively, “AIG”), including as a Senior Managing Director and Deputy Chief Investment Officer of AIG Asset Management from 2012 to 2018 and Chief Risk Officer for the Life and Retirement division from 2009 to 2012.	3	Director, OSI II (2019-present); Director, OCSL (2019-present)
Allison Keller	1964	Trustee	Since 2021	Since 2007, Executive Director and Chief Financial Officer of W.M. Keck Foundation; from 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations.	2	Director, OSI II (2018-present)
Stephen Mosko	1956	Trustee	Since 2021	Chief Executive Officer of Village Roadshow Entertainment Group since October 2018; from 2015 to 2016, Mr. Mosko served as Chair of Sony Pictures Television for which he remains a consultant. Mr. Mosko also served as the President of Sony Pictures’ U.S. Television operation, Executive Vice President of Sales for Sony Pictures Television and Vice President of the Western Region for Columbia TriStar Television Distribution.	2	Director, OSI II (2019-present)
Interested Trustees
Armen Panossian	1976	Chief Executive Officer and Chief Investment Officer	Since 2021	Chairman, Chief Executive Officer and Chief Investment Officer of the Company; Chairman, Chief Executive Officer and Chief Investment Officer of OSI II since 2019; Chief Executive Officer and Chief Investment Officer of OCSL since 2019; Chief Executive Officer and Chief Investment Officer of Oaktree Strategic
				Income Corporation (“OCSI") from September 2019 to March 2021; Managing Director and Head of Liquid Credit of OCM; as well as portfolio manager for OCM’s U.S. Senior Loan strategy. Mr. Panossian also oversees OCM’s Structured Credit, U.S., European and Global High Yield Bond, European Senior Loan, and U.S., Non-U.S. and High Income Convertibles strategies.	2	Director, OSI II (2019-present)
__________
(1) The “Fund Complex” consists of the Company, OSI II and OCSL.
(2) Except as set forth in this table, none of the Company’s trustees otherwise serves, or has served during the past five years, as a director of an investment company registered under the Investment Company Act or of a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

The address for each of our trustees is Oaktree Strategic Credit Fund, c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

Executive Officers Who Are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Age	Position
Mathew Pendo	59	President
Matthew Stewart	38	Chief Operating Officer
Christopher McKown	41	Chief Financial Officer and Treasurer
Ashley Pak	44	Chief Compliance Officer

The address for each of our executive officers is Oaktree Strategic Credit Fund, c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

Biographical Information

The following is information concerning the business experience of our Board of Trustees and executive officers. Our Trustees have been divided into two groups—interested Trustees and Independent Trustees. Interested Trustees are “interested persons” of the Company as defined in the Investment Company Act.

Independent Trustees

Jay Ferguson. Mr. Ferguson is a Trustee of the Company and a member of our Audit Committee. Mr. Ferguson is a Co-Founder and Managing Partner at Vicente Capital Partners, a Los Angeles-based investment firm providing capital to privately held growth companies across North America. Prior to co-founding Vicente in 2009, Mr. Ferguson was a partner at Kline Hawkes & Company, which he joined at the firm’s inception in 1995. Mr. Ferguson began his career as an investment banker for Merrill Lynch & Co where he was a member of the Energy and Natural Resources Group and the General Corporate Finance Group. From 1989 to 1994, he worked on over 30 public and private transactions for numerous emerging growth and middle market companies. Mr. Ferguson has been a member of the board of directors of Motorcar Parts of America, Inc. (“MPAA”) since June 2016 and has served as MPAA’s lead independent director since March 2020. In addition to serving on the board of MPAA, Mr. Ferguson currently serves on the board of directors of Global LT, Inc., SportsMEDIA Technology and Intellectual Technology, Inc., and is a member of the board of trustees of The Wildwood School, the Treasurer of the Robert Toigo Foundation and a member of the Board of Advisors at the UCLA Anderson School of Management. Mr. Ferguson received a B.B.A in Finance from Southern Methodist University and an M.B.A from the UCLA Anderson School of Management.

Deborah Gero. Ms. Gero is a Trustee of the Company and serves as Chair of our Audit Committee. Ms. Gero has served as a Director of OSI II since September 2019 and a Director and Chair of the Audit Committee of OCSL since March 2019. Ms. Gero also served as a Director of OCSI from March 2019 until OCSI merged with and into OCSL on March 19, 2021. Ms. Gero has also been a Director of Newport Re Ltd. since May 2019 and The Friends of the Brentwood Art Center since September 2016. Ms. Gero has also served as a member of the Investment Committee of United Way of Greater Los Angeles since November 2020 and as a member of the Subscribers Advisory Board for United Educators Insurance since 2020. Ms. Gero has held various positions with AIG, including as a Senior Managing Director and Deputy Chief Investment Officer of AIG Asset Management, where she was responsible for developing the firm’s investment strategy for approximately $300 billion of insurance company portfolios from 2012 to 2018. She joined AIG in 2009 and served as Chief Risk Officer for the Life and Retirement division until 2012. Before joining AIG, Ms. Gero was a consultant from 2003 to 2009, focusing on collateralized debt obligation investment management and investments in insurance companies. Prior to her work as a consultant, Ms. Gero spent eight years at AIG and its predecessor entities in a variety of capacities including Portfolio Manager of a $3 billion collateralized debt obligation portfolio and Corporate Actuary. Previous experiences include numerous actuarial and asset/liability management roles at Conseco, Inc., Tillinghast/Towers-Perrin and Pacific Mutual Life Insurance Company. Ms. Gero has previously served as a director of Aurora National Life Insurance Company and New California Life Holdings, as well as several insurance and asset management subsidiaries of AIG. Ms. Gero received a B.A. degree in mathematics from the University of Notre Dame. She is a CFA charterholder, a fellow in the Society of Actuaries and a member of the American Academy of Actuaries.

Allison Keller. Ms. Keller is a Trustee of the Company and a member of our Audit Committee. Ms. Keller has served as a Director and Chair of the Audit Committee of OSI II since July 2018. Since 2007, Ms. Keller has been the Executive Director and Chief Financial Officer of the W.M. Keck Foundation, a foundation focused primarily on promoting pioneering scientific discoveries as well as undergraduate education and, in Southern California, community programs. Ms. Keller manages the program, investment, staff and administrative activities while working closely with the foundation’s board of directors to develop the foundation’s vision and strategies. From 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations. Previously, Ms. Keller was a corporate partner with O’Melveny & Myers LLP. Ms. Keller’s practice focused on raising public and private capital, counseling private and public company boards of directors on strategic transactions and corporate governance policies, negotiating business combinations and reviewing complex regulatory filings. Ms. Keller’s philanthropic work includes board service in both public and private higher education and K-12 education and medical research and education. Ms. Keller has also performed pro bono legal work for multiple community organizations in Los Angeles. Ms. Keller earned her A.B. from Princeton University and J.D. from UCLA School of Law.

Stephen Mosko. Mr. Mosko is a Trustee of the Company and a member of our Audit Committee. Mr. Mosko has served as a Director and a member of the Audit Committee of OSI II since July 2018. Since October 2018, Mr. Mosko has served as

Chief Executive Officer of Village Roadshow Entertainment Group. Mr. Mosko formerly served as Chair of Sony Pictures Television for which he remains a consultant. Mr. Mosko also served as the President of Sony Pictures’ U.S. Television operation, Executive Vice President of Sales for Sony Pictures Television and Vice President of the Western Region for Columbia TriStar Television Distribution. Before joining Sony Pictures, Mr. Mosko held earlier career positions as Local Sales Manager of NBC affiliate WMAR-TV in Baltimore, and in Philadelphia as General Sales Manager of WTAF-TV and Vice President and Station Manager of WPHL-TV. Mr. Mosko has served as Chairman of the National Association of Television Program Executives; Chairman of the Academy of Television Arts & Sciences Foundation; Director of Game Show Network, LLC and Game Show Network; Director of The Advertising Council, Inc.; member of the Board of Directors for the Celine Cousteau Film Fellowship; Member of the Executive Committee of the Los Angeles Board of Governors of The Paley Museum; Member of the National Board of Junior Achievement; Member of the Executive Board of the UCLA School of Theater, Film and Television; Director at Loyola Marymount University, Los Angeles; Member of the Philadelphia Police Department’s Drug Advisory Council; and President of the Philadelphia Ad Club. Mr. Mosko received his Bachelor of Arts in Communications from the University of Delaware. Mr. Mosko also received honorary degrees from Loyola Marymount University, Chapman University and the University of Delaware.

Interested Trustees

Armen Panossian. Mr. Panossian is Chairman of the Board of Trustees, Chief Executive Officer and Chief Investment Officer. Since September 2019, Mr. Panossian has also served as Chief Executive Officer, Chief Investment Officer, Director and Chairman of OSI II. Mr. Panossian has also served as Chief Executive Officer and Chief Investment Officer of OCSL since September 2019. Mr. Panossian also served as the Chief Executive Officer and Chief Investment Officer of OCSI from September 2019 until OCSI merged with and into OCSL on March 19, 2021. In addition, Mr. Panossian is a managing director and Oaktree’s Head of Performing Credit, as well as portfolio manager for Oaktree’s Strategic Credit strategy. His responsibilities include oversight of the firm’s performing credit activities including the senior loan, high yield bond, convertibles, structured credit, emerging markets debt, mezzanine and direct-lending strategies. Mr. Panossian also serves as co-portfolio manager for Strategic Credit’s Life Sciences Lending platform which focuses on investment opportunities across the healthcare spectrum from biotechnology and pharmaceuticals to medical devices and healthcare services. Mr. Panossian joined Oaktree in 2007 as a senior member of its Distressed Debt investment team. In January 2014, he joined the U.S. Senior Loan team to assume co-portfolio management responsibilities and lead the development of Oaktree’s CLO business. Mr. Panossian joined Oaktree from Pequot Capital Management, where he worked on their distressed debt strategy. Mr. Panossian received a B.A. degree in economics with honors and distinction from Stanford University, where he was elected to Phi Beta Kappa. Mr. Panossian then went on to receive an M.S. degree in health services research from Stanford Medical School and J.D. and M.B.A. degrees from Harvard Law School and Harvard Business School. Mr. Panossian serves on the Advisory Board of the Stanford Institute for Economic Policy Research. He is a member of the State Bar of California.

Executive Officers Who Are Not Trustees

Mathew Pendo. Mr. Pendo is our President. Since August 2019, Mr. Pendo has served as President of OSI II, where he also served as Chief Operating Officer from July 2018 to December 2021. Mr. Pendo has also served as Chief Operating Officer of OCSL since October 2017 and President of OCSL since August 2019. Mr. Pendo also served as Chief Operating Officer and President of OCSI from October 2017 and August 2019, respectively, until OCSI merged with and into OCSL on March 19, 2021. Mr. Pendo is also the Head of Corporate Development and Capital Markets for Oaktree and the Chief Operating Officer of the Oaktree-managed SPAC: Oaktree Acquisition Corp. Mr. Pendo joined Oaktree in 2015. His prior experience includes servings as Chief Investment Officer of the Troubled Asset Relief Program (TARP) of the U.S. Department of the Treasury, where he was honored with the Distinguished Service Award in 2013. Mr. Pendo began his career at Merrill Lynch, where he spent 18 years, starting in their investment banking division before becoming managing director of the technology industry group. Subsequently, Mr. Pendo was a managing director at Barclays Capital, first serving as co-head of U.S. Investment Banking and then co-head of Global Industrials group. He received a bachelor’s degree in economics from Princeton University, cum laude and is a former board member of Ally Financial and SuperValu Inc.

Matthew Stewart. Mr. Stewart is our Chief Operating Officer. Mr. Stewart also serves as Chief Operating Officer of OSI II and is a senior vice president and investment professional on Oaktree’s Strategic Credit team. Prior to joining Oaktree in 2017, Mr. Stewart was a vice president at Fifth Street Management. Prior thereto, he was a director at Stifel Nicolaus where he worked in the Leveraged Finance Group. Mr. Stewart began his career as a senior associate at BDO Consulting in the Business Restructuring group before moving on to serving as a vice president in the institutional fixed income business at Knight Capital Group. He received a B.B.A. in finance and a B.S. in accountancy from Villanova University. Mr. Stewart is a Certified Public Accountant (inactive) and CFA charterholder.

Christopher McKown. Mr. McKown is our Chief Financial Officer and Treasurer. Mr. McKown also serves as Chief Financial Officer and Treasurer of each of OSI II and OCSL. Mr. McKown joined Oaktree Capital Management, L.P. in 2011 and serves as a Managing Director responsible for fund accounting and reporting for Oaktree’s Strategic Credit strategy. Prior to being named Chief Financial Officer and Treasurer in November 2021, Mr. McKown previously served as the Assistant Treasurer of OSI II and OCSL, and also served as Assistant Treasurer of OCSI until OCSI merged with and into OCSL on March 19, 2021. Prior to joining Oaktree Capital Management, L.P., he worked in the audit practice at KPMG LLP. Mr. McKown received a B.A. degree in business economics with a minor in accounting cum laude from the University of California, Los Angeles and is a Certified Public Accountant (inactive).

Ashley Pak. Ms. Pak is our Chief Compliance Officer. Ms. Pak is a Senior Vice President at OCM and currently serves as Chief Compliance Officer of OCM’s proprietary Investment Company Act platform. Prior to joining OCM in 2007, Ms. Pak spent four years at Associated Securities Corp as a compliance and legal specialist. Ms. Pak received a B.A. degree in business administration from Seattle University, graduating summa cum laude, and went on to receive an M.B.A. from the Isenberg School of Management at UMASS Amherst.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board of Trustees by mail. To communicate with the Board of Trustees, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board of Trustees or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent Oaktree Strategic Credit Fund, c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

Committees of the Board of Trustees

Our Board of Trustees has established an audit committee (the “Audit Committee”) and may establish additional committees in the future. We do not have a nominating committee because we believe the function typically served by such committee is best handled by those trustees whose term is not expiring currently. We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board of Trustees. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board of Trustees regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements. The Audit Committee is presently composed of four persons, Jay Ferguson, Deborah Gero, Allison Keller and Stephen Mosko, each of whom is an independent Trustee. Deborah Gero serves as the chair of the Audit Committee. Our Board of Trustees has determined that Ms. Gero qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the Investment Company Act.

A copy of the charter of the Audit Committee is available on the Company’s website at https://osc.brookfieldoaktree.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal period ended September 30, 2022, such persons complied with all such filing requirements.

Board Leadership Structure

Our business and affairs are managed under the direction of our Board of Trustees. Among other things, our Board of Trustees sets broad policies for us and approves the appointment of our investment adviser, administrator and officers. The role of our Board of Trustees, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.

Under our bylaws, our Board of Trustees may designate one of our Trustees as chair to preside over meetings of our Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board of Trustees. The Board of Trustees has appointed Armen Panossian to serve in the role of chairperson of the Board of Trustees. The chairperson’s role is to preside at all meetings of the Board of Trustees and to act as a liaison with the Adviser, counsel and other Trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the Trustees. The chairperson also may perform such other functions as may be delegated by the Board of Trustees from time to time. The Board of Trustees reviews matters related to its leadership structure annually. The Board of Trustees has determined that its leadership structure is appropriate because it allows the Board of Trustees to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full board in a manner that enhances effective oversight.

Our Board of Trustees believes that its leadership structure is the optimal structure for us at this time. Our Board of Trustees, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of us.

Board Role in Risk Oversight

Our Board of Trustees performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board of Trustees and are comprised solely of Independent Trustees, and (ii) active monitoring of our chief compliance officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board of Trustees anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Trustee’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board of Trustees’ oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

We believe that the role of our Board of Trustees in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Code of Business Conduct

The Company has adopted a Code of Business Conduct which applies to, among others, the Company’s Chief Executive Officer and Chief Financial Officer. The Company intends to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct on a current report on Form 8-K or on the Company’s website https://osc.brookfieldoaktree.com. A copy of the Code of Business Conduct has been filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Compensation of Executive Officers

None of our officers will receive direct compensation from us. We have agreed to reimburse the Administrator for our allocable portion of the compensation paid to or compensatory distributions received by our officers. In addition, to the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions at cost. As discussed in Part I, “Item 1. Business—Investment Advisory Agreement,” “Business—Administration Agreement,” and “Item 1. Business—Expenses” of this Annual Report on Form 10-K, we will reimburse the Administrator for the allocable portion of the compensation of any personnel that it provides for our use.

Compensation of Trustees

Our Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in the in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These Trustees are Jay Ferguson, Deborah Gero, Allison Keller and Stephen Mosko. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

	Total Compensation earned from the Company for the period ended September 30, 2022	Total Compensation earned from Fund Complex(1) for the period ended September 30, 2022
Interested Trustees
Armen Panossian	$—	$—
Independent Trustees
Jay Ferguson	$52,538	$52,538
Deborah Gero	$58,469	$283,468
Allison Keller	$52,538	$107,538
Steven Mosko	$52,538	$102,538
__________
(1) The “Fund Complex” consists of the Company, OSI II and OCSL.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 12, 2022, information with respect to the beneficial ownership of our Common Shares at the time of the satisfaction of the minimum offering requirement by:

•each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
•each of our Trustees and each of our executive officers; and
•all of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of December 12, 2022.

Shares Beneficially Owned
Name and Address (1)	Number	Percentage
Interested Trustees
Armen Panossian	—	—
Independent Trustees
Jay Ferguson	—	—
Deborah Gero	—	—
Allison Keller	—	—
Steven Mosko	—	—
Executive Officers who are not Trustees
Mathew Pendo	—	—
Matthew Stewart	—	—
Christopher McKown	—	—
Ashley Pak	—	—
Other
Oaktree Fund GP I, L.P.	4,000,000	21.3%
All officers and Trustees as a group (9 persons)	—	—
__________
* Less than 0.1%.
(1) The address of Oaktree Fund GP I, L.P. and each of our Trustees and executive officers listed in the table above is Oaktree Strategic Credit Fund, c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

The following table sets forth the dollar range of our equity securities as of December 12, 2022.

Name and Address (1)	Dollar Range of Equity Securities in the Company (2)(3)(4)	Aggregate Dollar Range of Equity Securities in the Fund Complex (2)(3)(4)
Interested Trustees
Armen Panossian	None	over $100,000
Independent Trustees
Jay Ferguson	None	None
Deborah Gero	None	over $100,000
Allison Keller	None	None
Steven Mosko	None	None
__________
(1) The address of each of our Trustees listed in the table above is Oaktree Strategic Credit Fund, c/o Oaktree Capital
Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.
(2) Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(3) The dollar range of equities securities beneficially owned by our Trustees is based on our NAV as of September 30, 2022.
(4) The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Investment Advisory Agreement; Administration Agreement
We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See Part I, “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Expenses” of this Annual Report on Form 10-K.
Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of Independent trustees, or by the holders of a majority of our outstanding voting securities.
Expense Support and Conditional Reimbursement Agreement
Effective as of February 3, 2022, we have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company will be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser made Expense Payments in the amount of $1.6 million. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser waived its right to receive a Reimbursement Payment from the Company and as of September 30, 2022 no Reimbursement Payments were made to the Adviser.

Co-Investment Relief
The Adviser has received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, as well as certain Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the SEC order.

Review, Approval or Ratification of Transactions with Related Persons
The Independent Trustees of the Company are required to review, approve or ratify any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

Trustee Independence

For information regarding the independence of our trustees, see “Directors, Executive Officers and Corporate Governance” in Part III, Item 10 of this Form 10-K.

Item 14. Principal Accountant Fees and Services

Independent Auditor’s Fees
The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, for the fiscal period ended September 30, 2022:

2022
Audit Fees	$257,500
Audit-Related Fees	$—
Aggregate Non-Audit Fees:
Tax Fees	$—
All Other Fees	—
Total Aggregate Non-Audit Fees	$—
Total Fees	$257,500

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of the Company’s year-end financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Aggregate Non-Audit Fees. Aggregate non-audit fees billed by EY to Oaktree and its affiliates who provide on-going services to the Company during the fiscal period ended September 30, 2022 were $8,415,000. The Audit Committee does not consider the provision of such services to be incompatible with maintaining EY’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Second Amended and Restated Declaration of Trust of the Registrant(1)
3.2	Amended and Restated Bylaws of Registrant(2)
4.1	Form of Subscription Agreement(3)
4.2	Description of Securities*
10.1	Amended and Restated Investment Advisory Agreement between the Company and the Adviser, dated as of April 20, 2022(4)
10.2	Amended and Restated Administration Agreement between the Company and the Administrator, dated as of April 20, 2022(5)
10.3	Custody Agreement between the Company and UMB Bank, N.A, dated as of April 20, 2022*
10.4	Custody Agreement between the Company and The Bank of New York Mellon, as Custodian, dated as of February 3, 2022*
10.5	Amended and Restated Distribution Manager Agreement between the Company and the Distribution Manager, dated as of May 17, 2022*
10.6	Form of Selected Intermediary Agreement(6)
10.7	Expense Support and Conditional Reimbursement Agreement by and among the Company and Adviser, dated as of February 3, 2022*
10.8	Services Agreement between the Company and DST Systems, Inc., as Transfer Agent, dated as of December 21, 2021*+
10.9	Distribution Reinvestment Plan, dated as of February 3, 2022*
10.10	Distribution and Servicing Plan, dated as of February 3, 2022*
10.11	Multi-Class Plan, dated as of February 3, 2022*
10.12	Senior Secured Revolving Credit Agreement, dated as of March 25, 2022, among the Company, as Borrower, the lenders party thereto and ING Capital LLC, as Administrative Agent(7)
10.13
Incremental Commitment and Assumption Agreement, dated as of May 25, 2022, among the Company, the subsidiary guarantor party thereto, ING Capital LLC, as administrative agent and issuing bank, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD(8)

10.14	Incremental Commitment and Assumption Agreement, dated as of October 6, 2022, among the Company, the subsidiary guarantor party thereto, ING Capital LLC, as administrative agent and issuing bank, Apple Bank For Savings*
14.1	Code of Business Conduct*
21.1	Subsidiary of Registrant ● OSCF Blocker Holdings, Inc. - Delaware
24	Power of Attorney (included on the signature page hereto)*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
+	Certain schedules (or similar attachments) have been omitted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of any such omitted schedule or other attachment to the SEC upon its request.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 22, 2022.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed April 22, 2022.
(3)	Incorporated by reference to Exhibit (d) to Amendment No. 1 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on April 22, 2022.
(4)	Incorporated by reference to Exhibit (g) to Amendment No. 1 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on April 22, 2022.
(5)	Incorporated by reference to Exhibit (k)(1) to Amendment No. 1 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on April 22, 2022.
(6)	Incorporated by reference to Exhibit (h)(2) to the Company’s Pre-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on December 20, 2021.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2022.
(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 27, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC CREDIT FUND

By:	/s/ Armen Panossian
Armen Panossian
Chairman, Chief Executive Officer and Chief Investment Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer
Date: December 13, 2022

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian and Christopher McKown, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armen Panossian Armen Panossian	Chairman, Chief Executive Officer and Chief Investment Officer (principal executive officer)	December 13, 2022

/s/ Christopher McKown Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 13, 2022

/s/ Jay Ferguson Jay Ferguson	Trustee	December 13, 2022

/s/ Deborah A. Gero Deborah A. Gero	Trustee	December 13, 2022

/s/ Allison Keller Allison Keller	Trustee	December 13, 2022

/s/ Steve Mosko Steve Mosko	Trustee	December 13, 2022