Form 10-Q
period 2022-12-31
Oaktree Strategic Credit Fund
filed 2023-02-09
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2023*
Class I shares of beneficial interest, $0.01 par value	18,188,824
Class S shares of beneficial interest, $0.01 par value	5,281,406

* Common shares outstanding exclude February 1, 2023 subscriptions because the issuance price is not yet finalized as of the date hereof.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

TABLE OF CONTENTS

	PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Statements of Assets and Liabilities as of December 31, 2022 (unaudited) and September 30, 2022	3
	Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2022 and the period from December 10, 2021 (commencement of operations) to December 31, 2021	5
	Consolidated Statements of Changes in Net Assets (unaudited) for the three months ended December 31, 2022 and the period from December 10, 2021 (commencement of operations) to December 31, 2021	6
	Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2022 and the period from December 10, 2021 (commencement of operations) to December 31, 2021	7
	Consolidated Schedule of Investments as of December 31, 2022 (unaudited)	8
	Consolidated Schedule of Investments as of September 30, 2022	17
	Notes to Consolidated Financial Statements (unaudited)	24
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	65
Item 4.	Controls and Procedures	67
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	68
Signatures		69

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2022 (unaudited)	September 30, 2022
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost December 31, 2022: $680,228; cost September 30, 2022: $444,725)	$662,179	$428,556
Cash and cash equivalents	36,298	58,443
Due from affiliates	2,254	1,402
Interest receivable	4,038	3,297
Receivables from unsettled transactions	11,016	3,920
Deferred financing costs	3,311	3,295
Deferred offering costs	1,627	2,132
Derivative asset at fair value	—	13
Other assets	254	438
Total assets	$720,977	$501,496
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,310	$1,107
Dividends payable	4,810	3,657
Base management fee and incentive fee payable	994	—
Due to affiliates	3,826	2,926
Interest payable	843	469
Payables from unsettled transactions	45,232	51,566
Derivative liability at fair value	468	—
Deferred tax liability	39	44
Credit facility payable	170,000	75,000
Total liabilities	227,522	134,769
Commitments and contingencies (Note 11)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 21,242 and 15,628 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	212	156
Additional paid-in-capital	512,130	380,646
Accumulated distributable earnings (loss)	(18,887)	(14,075)
Total net assets (equivalent to $23.23 and $23.47 per common share as of December 31, 2022 and September 30, 2022, respectively) (Note 10)	493,455	366,727
Total liabilities and net assets	$720,977	$501,496
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	December 31, 2022 (unaudited)	September 30, 2022
Class I Shares:
Net assets	$387,720	$305,989
Common shares outstanding ($0.01 par value, unlimited shares authorized)	16,690	13,040
Net asset value per share	$23.23	$23.47
Class S Shares:
Net assets	$105,735	$60,738
Common shares outstanding ($0.01 par value, unlimited shares authorized)	4,552	2,588
Net asset value per share	$23.23	$23.47

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2022	For the period from December 10, 2021 (commencement of operations) to December 31, 2021
Interest income:
Non-control/Non-affiliate investments	$14,095	$81
Interest on cash and cash equivalents	173	—
Total interest income	14,268	81
PIK interest income:
Non-control/Non-affiliate investments	527	—
Total PIK interest income	527	—
Fee income:
Non-control/Non-affiliate investments	87	2
Total fee income	87	2
Total investment income	14,882	83
Expenses:
Base management fee	1,396	—
Investment income incentive fee	1,240	—
Professional fees	398	—
Class S distribution and shareholder servicing fees	199	—
Board of trustees fees	66	—
Organization expenses	4	—
Amortization of continuous offering costs	848	—
Interest expense	2,806	8
Administrator expense	144	—
General and administrative expenses	178	—
Total expenses	7,279	8
Management and incentive fees waived (Note 9)	(1,642)	—
Expense support (Note 9)	(852)	—
Net expenses	4,785	8
Net investment income	10,097	75
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(2,361)	(3)
Foreign currency forward contracts	(481)	—
Net unrealized appreciation (depreciation)	(2,842)	(3)
Realized gains (losses):
Non-control/Non-affiliate investments	(637)	—
Foreign currency forward contracts	(23)	—
Net realized gains (losses)	(660)	—
Provision for income tax (expense) benefit	(51)	—
Net realized and unrealized gains (losses), net of taxes	(3,553)	(3)
Net increase (decrease) in net assets resulting from operations	$6,544	$72
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2022	For the period from December 10, 2021 (commencement of operations) to December 31, 2021
Operations:
Net investment income	$10,097	$75
Net unrealized appreciation (depreciation)	(2,842)	(3)
Net realized gains (losses)	(660)	—
Provision for income tax (expense) benefit	(51)	—
Net increase (decrease) in net assets resulting from operations	6,544	72
Distributions to common shareholders:
Class I	(9,127)	—
Class S	(2,229)	—
Net decrease in net assets resulting from distributions	(11,356)	—
Share transactions:
Class I:
Issuance of Common shares	84,482	25,000
Issuance of Common shares under dividend reinvestment plan	1,045	—
Net increase from share transactions	85,527	25,000
Class S:
Issuance of Common shares	45,226	—
Issuance of Common shares under dividend reinvestment plan	787	—
Net increase from share transactions	46,013	—
Total increase (decrease) in net assets	126,728	25,072
Net assets at beginning of period	366,727	—
Net assets at end of period	$493,455	$25,072
Net asset value per common share	$23.23	$25.07
Common shares outstanding at end of period	21,242	1,000

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2022	For the period from December 10, 2021 (commencement of operations) to December 31, 2021
Operating activities:
Net increase (decrease) in net assets resulting from operations	$6,544	$72
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	2,842	3
Net realized (gains) losses	660	—
PIK interest income	(527)	—
Accretion of original issue discount on investments	(1,391)	(3)
Amortization of deferred financing costs	199	—
Amortization of deferred offering costs	848	—
Deferred taxes	(4)	—
Purchases of investments	(273,488)	(33,884)
Proceeds from the sales and repayments of investments	39,501	—
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(852)	(687)
(Increase) decrease in interest receivable	(741)	(53)
(Increase) decrease in receivables from unsettled transactions	(7,096)	—
(Increase) decrease in other assets	184	(2)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	179	—
Increase (decrease) in base management fee and incentive fees payable	994	—
Increase (decrease) in due to affiliates	632	—
Increase (decrease) in interest payable	374	8
Increase (decrease) in payables from unsettled transactions	(6,334)	8,442
Net cash used in operating activities	(237,476)	(26,104)
Financing activities:
Distributions paid in cash	(8,368)	—
Borrowings under credit facility	175,000	—
Repayments of borrowings under credit facility	(80,000)	—
Proceeds from secured borrowings	—	12,740
Proceeds from issuance of common shares	129,707	25,000
Deferred financing costs paid	(215)	—
Deferred offering costs paid	(50)	—
Net cash provided by financing activities	216,074	37,740
Effect of exchange rate changes on foreign currency	(743)	—
Net increase (decrease) in cash and cash equivalents	(22,145)	11,636
Cash and cash equivalents, beginning of period	58,443	—
Cash and cash equivalents, end of period	$36,298	$11,636
Supplemental information:
Cash paid for interest	$2,233	$—
Non-cash financing activities:
Deferred offering costs incurred	$293	$—
Distribution payable	4,810	—
Reinvestment of dividends during the period	1,832	—
Reconciliation to the Statement of Assets and Liabilities	December 31, 2022	September 30, 2022
Cash and cash equivalents	$36,298	$58,443
Total cash and cash equivalents	$36,298	$58,443

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
107 Fair Street LLC		Real Estate Development
First Lien Delayed Draw Term Loan, 12.50% cash due 5/17/2024			$953	$902	$900	(8)(9)(11)
				902	900
112-126 Van Houten Real22 LLC		Real Estate Development
First Lien Delayed Draw Term Loan, 12.00% cash due 5/4/2024			2,616	2,558	2,551	(8)(9)(11)
				2,558	2,551
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	7.82%		5,968	5,818	5,859	(5)
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026	11.82%		4,000	3,983	3,560	(5)(8)
				9,801	9,419
ADC Therapeutics SA		Biotechnology
First Lien Term Loan, SOFR+7.50% cash due 8/15/2029	12.23%		10,406	9,900	9,909	(5)(8)(10)
First Lien Delayed Draw Term Loan, SOFR+7.50% cash due 8/15/2029			—	(60)	(55)	(5)(8)(9)(10)
45,727 Common Stock Warrants (exercise price $8.297) expiration 8/15/2032				275	80	(8)(10)
				10,115	9,934
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
First Lien Term Loan, EURIBOR+3.25% cash due 9/29/2025	5.15%		€4,100	3,647	4,223	(5)(10)
				3,647	4,223
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	12.17%		$4,563	4,483	4,419	(5)(8)
4,560 Common Units in RD Holding LP				428	483	(8)
				4,911	4,902
Altice France S.A.		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	8.65%		1,990	1,906	1,856	(5)(10)
Fixed Rate Bond, 5.50% cash due 10/15/2029			3,200	2,700	2,446	(10)
				4,606	4,302
Alto Pharmacy Holdings, Inc.		Health Care Technology
First Lien Term Loan, SOFR+8.00% cash 3.50% PIK due 10/14/2027	12.68%		12,687	11,606	11,645	(5)(8)
244,370 Common Stock Warrants (exercise price $15.46) expiration date 10/14/2032				943	924	(8)
				12,549	12,569
American Auto Auction Group, LLC		Consumer Finance
Second Lien Term Loan, SOFR+8.75% cash due 1/2/2029	13.33%		6,901	6,781	5,348	(5)(8)
				6,781	5,348
American Rock Salt Company LLC		Diversified Metals & Mining
First Lien Term Loan, LIBOR+4.00% cash due 6/9/2028	8.38%		9,965	9,383	9,404	(5)
				9,383	9,404
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	10.61%		3,970	3,950	3,652	(5)
				3,950	3,652
AMMC CLO 27 Ltd.		Multi-Sector Holdings
Class E Notes, SOFR+8.89% cash due 1/20/2036	13.49%		1,000	895	917	(5)(10)
				895	917
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	8.48%		6,894	5,787	5,161	(5)
				5,787	5,161

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
APX Group Inc.		Electrical Components & Equipment
Fixed Rate Bond, 5.75% cash due 7/15/2029			$275	$231	$228	(10)
				231	228
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Delayed Draw Term Loan, EURIBOR+6.50% cash due 7/14/2026	8.23%		€9,600	9,568	9,959	(5)(8)(10)
				9,568	9,959
ASP Unifrax Holdings, Inc.		Trading Companies & Distributors
First Lien Term Loan, LIBOR+3.75% cash due 12/12/2025	8.48%		$4,088	3,953	3,647	(5)
				3,953	3,647
ASP-R-PAC Acquisition Co LLC		Paper Packaging
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	10.38%		4,899	4,817	4,718	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 12/29/2027			—	(10)	(22)	(5)(8)(9)(10)
				4,807	4,696
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	9.63%		4,848	4,588	4,303	(5)
				4,588	4,303
Asurion, LLC		Property & Casualty Insurance
First Lien Term Loan, LIBOR+3.25% cash due 12/23/2026	7.63%		2,992	2,669	2,675	(5)
First Lien Term Loan, SOFR+4.00% cash due 8/19/2028	8.68%		3,990	3,802	3,570	(5)
Second Lien Term Loan, LIBOR+5.25% cash due 1/20/2029	9.63%		8,500	7,661	6,657	(5)
				14,132	12,902
athenahealth Group Inc.		Health Care Technology
First Lien Term Loan, SOFR+3.50% cash due 2/15/2029	7.82%		8,100	7,414	7,333	(5)
First Lien Delayed Draw Term Loan, SOFR+3.50% cash due 2/15/2029			—	(88)	(98)	(5)(9)
5,809 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				5,693	4,865	(8)
				13,019	12,100
Avalara, Inc.		Application Software
First Lien Term Loan, SOFR+7.25% cash due 10/19/2028	11.83%		19,029	18,570	18,553	(5)(8)
First Lien Revolver, SOFR+7.25% cash due 10/19/2028			—	(46)	(48)	(5)(8)(9)
				18,524	18,505
Barings Euro CLO 2022-1 DAC		Multi-Sector Holdings
Class E notes, EURIBOR+8.03% cash due 10/28/2034	9.93%		€1,067	871	965	(5)(10)
				871	965
Battery Park CLO II Ltd		Multi-Sector Holdings
Class E Notes, SOFR+8.36% cash due 10/20/2035	12.54%		$1,500	1,328	1,428	(5)(10)
				1,328	1,428
BioXcel Therapeutics, Inc.		Pharmaceuticals
First Lien Term Loan, 8.00% cash 2.25% PIK due 4/19/2027			3,166	3,048	2,957	(8)(10)
First Lien Delayed Draw Term Loan, 8.00% cash 2.25% PIK due 4/19/2027			—	—	—	(8)(9)(10)
First Lien Revenue Interest Financing Term Loan due 9/30/2032			1,430	1,430	1,430	(8)(10)
First Lien Revenue Interest Financing Delayed Draw Term Loan due 9/30/2032			—	—	—	(8)(9)(10)
12,453 Common Stock Warrants (exercise price $20.04) expiration date 4/19/2029				74	162	(8)(10)
				4,552	4,549
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+3.00% cash due 6/15/2025	7.08%		7,001	6,785	6,841	(5)
				6,785	6,841
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+3.75% cash due 10/2/2025	8.13%		9,936	9,594	9,536	(5)
				9,594	9,536

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes

BYJU's Alpha, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 11/24/2026	10.70%		$4,962	$4,913	$4,002	(5)(10)
				4,913	4,002
CCO Holdings LLC		Cable & Satellite
Fixed Rate Bond, 4.50% cash due 5/1/2032			4,281	3,489	3,416	(10)
				3,489	3,416
Cengage Learning, Inc.		Education Services
First Lien Term Loan, LIBOR+4.75% cash due 7/14/2026	7.81%		10,565	10,034	9,527	(5)
				10,034	9,527
Clear Channel Outdoor Holdings, Inc.		Advertising
First Lien Term Loan, LIBOR+3.50% cash due 8/21/2026	7.91%		6,951	6,456	6,347	(5)(10)
Fixed Rate Bond, 5.125% cash due 8/15/2027			726	632	631	(10)
Fixed Rate Bond, 7.75% cash due 4/15/2028			174	167	127	(10)
				7,255	7,105
Condor Merger Sub Inc.		Systems Software
Fixed Rate Bond, 7.375% cash due 2/15/2030			4,527	4,503	3,648
				4,503	3,648
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	9.38%		4,961	4,557	2,907	(5)
				4,557	2,907
Covetrus, Inc.		Health Care Distributors
First Lien Term Loan, SOFR+5.00% cash due 9/20/2029	9.58%		9,589	9,071	9,009	(5)
				9,071	9,009
Cuppa Bidco BV		Soft Drinks
First Lien Term Loan, EURIBOR+4.75% cash due 7/30/2029	7.50%		€10,940	9,340	9,749	(5)(10)
				9,340	9,749
Curium Bidco S.à.r.l.		Biotechnology
First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	8.73%		$1,995	1,950	1,955	(5)(10)
First Lien Term Loan, LIBOR+4.25% cash due 12/2/2027	8.98%		997	978	975	(5)(10)
				2,928	2,930
Delta Leasing SPV II LLC		Specialized Finance
Subordinated Delayed Draw Term Loan, 10.00% cash due 8/31/2029			6,606	6,606	6,606	(8)(9)(10)
330 Series C Preferred Units in Delta Financial Holdings LLC				330	330	(8)(10)
1.65 Common Units in Delta Financial Holdings LLC				2	2	(8)(10)
24.77 Common Warrants (exercise price $1.00)				—	—	(8)(10)
				6,938	6,938
Delta Topco, Inc.		Systems Software
First Lien Term Loan, LIBOR+3.75% cash due 12/1/2027	8.15%		2,000	1,890	1,854	(5)
				1,890	1,854
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	9.38%		7,435	7,155	7,254	(5)
Fixed Rate Bond, 5.875% cash due 8/15/2027			750	674	672
				7,829	7,926
Domtar Corp		Paper Products
First Lien Term Loan, LIBOR+5.50% cash due 11/30/2028	9.79%		2,970	2,945	2,851	(5)
				2,945	2,851
Dryden 66 Euro CLO 2018 DAC		Multi-Sector Holdings
Class DR notes, EURIBOR+3.35% cash due 1/18/2032	4.75%		€1,601	1,335	1,389	(5)(10)
				1,335	1,389
DTI Holdco, Inc.		Research & Consulting Services
First Lien Term Loan, SOFR+4.75% cash due 4/26/2029	8.84%		$9,232	8,891	8,528	(5)
				8,891	8,528

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Dukes Root Control Inc.		Environmental & Facilities Services
First Lien Term Loan, SOFR+6.50% cash due 12/8/2028	10.83%		$11,893	$11,629	$11,632	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+6.50% cash due 12/8/2028			—	(33)	(64)	(5)(8)(9)
First Lien Revolver, SOFR+6.50% cash due 12/8/2028	10.83%		116	84	84	(5)(8)(9)
				11,680	11,652
eResearch Technology, Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	8.88%		6,483	5,978	5,740	(5)
				5,978	5,740
Establishment Labs Holdings Inc.		Health Care Technology
First Lien Term Loan, 3.00% cash 6.00% PIK due 4/21/2027			10,561	10,426	10,085	(8)(10)
First Lien Delayed Draw Term Loan, 3.00% cash 6.00% PIK due 4/21/2027			1,691	1,664	1,691	(8)(9)(10)
				12,090	11,776
Frontier Communications Holdings, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+3.75% cash due 10/8/2027	8.50%		4,982	4,823	4,771	(5)(10)
Fixed Rate Bond, 6.00% cash due 1/15/2030			5,517	4,723	4,341	(10)
				9,546	9,112
Gibson Brands, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	9.13%		4,955	4,788	3,667	(5)(8)
				4,788	3,667
GoldenTree Loan Management EUR CLO 2 DAC		Multi-Sector Holdings
Class D notes, EURIBOR+2.85% cash due 1/20/2032	4.31%		€1,067	865	899	(5)(10)
				865	899
Grove Hotel Parcel Owner, LLC		Hotels, Resorts & Cruise Lines
First Lien Term Loan, SOFR+8.00% cash due 6/21/2027	12.33%		$17,640	17,325	17,287	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+8.00% cash due 6/21/2027			—	(63)	(71)	(5)(8)(9)
First Lien Revolver, SOFR+8.00% cash due 6/21/2027			—	(32)	(35)	(5)(8)(9)
				17,230	17,181
Harbor Purchaser Inc.		Education Services
First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	9.67%		10,524	10,081	10,040	(5)
				10,081	10,040
Hayfin Emerald CLO XI DAC		Multi-Sector Holdings
Class E notes, EURIBOR+8.12% cash due 1/25/2036	10.11%		€2,401	2,041	2,079	(5)(10)
				2,041	2,079
Horizon Aircraft Finance I Ltd.		Specialized Finance
Class A Notes, 4.458% cash due 12/15/2038			$3,161	2,532	2,595	(10)
				2,532	2,595
iCIMs, Inc.		Application Software
First Lien Term Loan, SOFR+3.375% cash 3.875% PIK due 8/18/2028	7.14%		15,164	14,916	14,545	(5)(8)
First Lien Term Loan, SOFR+7.25% cash due 8/18/2028	11.52%		2,325	2,286	2,279	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+6.75% cash due 8/18/2028			—	—	—	(5)(8)(9)
First Lien Revolver, SOFR+6.75% cash due 8/18/2028			—	(24)	(59)	(5)(8)(9)
				17,178	16,765
Impel Neuropharma, Inc.		Health Care Technology
First Lien Revenue Interest Financing Term Loan due 2/15/2031			5,286	5,286	5,265	(8)
First Lien Term Loan, SOFR+8.75% cash due 3/17/2027	13.20%		4,768	4,687	4,656	(5)(8)
				9,973	9,921

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Innocoll Pharmaceuticals Limited		Health Care Technology
First Lien Term Loan, 11.00% cash due 1/26/2027			$4,316	$4,159	$4,011	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 1/26/2027			—	—	—	(8)(9)(10)
36,087 Tranche A Warrant Shares (exercise price $4.23) expiration date 1/26/2029				85	419	(8)(10)
				4,244	4,430
Iris Holding, Inc.		Metal & Glass Containers
First Lien Term Loan, SOFR+4.75% cash due 6/28/2028	8.94%		10,973	10,241	10,006	(5)(10)
				10,241	10,006
Jamestown CLO XII Ltd.		Multi-Sector Holdings
Class D Notes, LIBOR+7.00% cash due 4/20/2032	11.24%		500	391	441	(5)(10)
				391	441
Kings Buyer, LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+6.50% cash due 10/29/2027	11.23%		4,839	4,791	4,684	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 10/29/2027	11.75%		235	228	213	(5)(8)(9)
				5,019	4,897
LABL Inc		Office Services & Supplies
First Lien Term Loan, LIBOR+5.00% cash due 10/29/2028	9.38%		10,759	10,267	10,241	(5)
				10,267	10,241
Latam Airlines Group S.A.		Airlines
First Lien Term Loan, SOFR+9.50% cash due 11/3/2027	13.99%		13,228	12,132	13,056	(5)(10)
				12,132	13,056
LSL Holdco, LLC		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 1/31/2028	10.38%		10,121	9,895	9,539	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/31/2028	10.38%		1,015	998	957	(5)(8)
				10,893	10,496
LTI Holdings, Inc.		Electronic Components
First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	7.88%		6,946	6,660	6,666	(5)
				6,660	6,666
McAfee Corp.		Systems Software
First Lien Term Loan, SOFR+3.75% cash due 3/1/2029	7.97%		10,955	10,342	10,227	(5)
				10,342	10,227
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			2,294	2,126	2,049	(8)(10)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	—	—	(8)(9)(10)
66,347 Warrant Shares (exercise price $7.26) expiration date 11/19/2028				152	70	(8)(10)
17,058 Warrant Shares (exercise price $3.70) expiration 11/19/2028				—	26	(8)(10)
				2,278	2,145
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, SOFR+6.25% cash due 7/21/2027	9.75%		8,176	7,990	7,919	(5)(8)
				7,990	7,919
Mitchell International, Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 10/15/2028	8.41%		7,481	7,020	6,916	(5)
Second Lien Term Loan, LIBOR+6.50% cash due 10/15/2029	11.23%		4,000	3,794	3,343	(5)
				10,814	10,259

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	10.23%		$8,204	$8,017	$7,907	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(10)	(133)	(5)(8)(9)
				8,007	7,774
NFP Corp.		Other Diversified Financial Services
Fixed Rate Bond 6.875% cash due 8/15/2028			3,784	3,437	3,127
				3,437	3,127
Nidda BondCo GmbH		Health Care Services
Fixed Rate Bond, 7.50% cash due 8/21/2026			€500	419	511	(10)
				419	511
OCP EURO CLO 2022-6 DAC		Multi-Sector Holdings
Class D Notes, EURIBOR+6.06% cash due 1/20/2033	8.05%		1,601	1,502	1,546	(5)(10)
Class E Notes, EURIBOR+6.87% cash due 1/20/2033	8.86%		2,135	1,784	1,819	(5)(10)
				3,286	3,365
OEConnection LLC		Application Software
Second Lien Term Loan, SOFR+7.00% cash due 9/25/2027	11.42%		$5,355	5,267	5,143	(5)(8)
				5,267	5,143
OFSI BSL CLO XI, Ltd.		Multi-Sector Holdings
Class E Notes, SOFR+7.60% cash due 7/18/2031	11.53%		2,500	2,161	2,294	(5)(10)
				2,161	2,294
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, SOFR+5.00% cash due 11/10/2027	9.42%		4,982	4,753	4,711	(5)
				4,753	4,711
PetSmart LLC		Specialty Stores
First Lien Term Loan, LIBOR+3.75% cash due 2/11/2028	8.13%		9,990	9,653	9,806	(5)
				9,653	9,806
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	10.74%		8,258	8,127	8,115	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026	10.74%		705	693	691	(5)(8)(9)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026	11.76%		396	390	389	(5)(8)
				9,210	9,195
Planview Parent, Inc.		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 12/17/2027	8.73%		9,169	8,640	8,563	(5)
				8,640	8,563
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+7.25% cash due 3/4/2025	11.10%		6,307	6,173	6,156	(5)(8)
				6,173	6,156
Radiology Partners Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.25% cash due 7/9/2025	8.64%		6,253	5,909	5,278	(5)
Fixed Rate Bond, 9.25% cash due 2/1/2028			1,950	1,938	1,098
				7,847	6,376
Renaissance Holding Corp.		Diversified Banks
First Lien Term Loan, LIBOR+3.25% cash due 5/30/2025	7.63%		3,729	3,571	3,564	(5)
				3,571	3,564

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Salus Workers' Compensation, LLC		Other Diversified Financial Services
First Lien Term Loan, SOFR+10.00% cash due 10/7/2026	14.32%		$17,039	$16,390	$16,400	(5)(8)
First Lien Revolver, SOFR+10.00% cash due 10/7/2026	14.32%		569	497	498	(5)(8)(9)
606,357 Common Stock Warrants (exercise price $4.83) expiration date 10/7/2032				200	188	(8)
				17,087	17,086
SCP Eye Care Services, LLC		Health Care Services
Second Lien Term Loan, SOFR+8.75% cash due 10/7/2030	12.52%		5,881	5,710	5,710	(5)(8)
Second Lien Delayed Draw Term Loan, SOFR+8.75% cash due 10/7/2030			—	(26)	(50)	(5)(8)(9)
761 Units in Eyesouth Co-Investor FT Aggregator LLC				761	817	(8)
				6,445	6,477
scPharmaceuticals Inc.		Pharmaceuticals
First Lien Term Loan, SOFR+8.75% cash due 10/13/2027	11.75%		7,654	7,262	7,279	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+8.75% cash due 10/13/2027			—	—	—	(5)(8)(9)
79,075 Common Stock Warrants (exercise price $5.40) expiration date 10/12/2029				258	386	(8)
				7,520	7,665
SM Wellness Holdings, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.75% cash due 4/17/2028	9.42%		12,916	11,938	10,527	(5)(8)
				11,938	10,527
Southern Veterinary Partners, LLC		Health Care Facilities
First Lien Term Loan, LIBOR+4.00% cash due 10/5/2027	8.38%		3,234	3,090	3,106	(5)
				3,090	3,106
SPX Flow, Inc.		Industrial Machinery
First Lien Term Loan, SOFR+4.50% cash due 4/5/2029	8.92%		12,358	11,814	11,575	(5)
				11,814	11,575
Sunshine Luxembourg VII Sarl		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 10/1/2026	8.48%		4,987	4,754	4,789	(5)(10)
				4,754	4,789
Superior Industries International, Inc.		Auto Parts & Equipment
First Lien Term Loan, SOFR+8.00% cash due 12/16/2028	12.32%		33,563	32,564	32,556	(5)(8)
				32,564	32,556
Surgery Center Holdings, Inc.		Health Care Facilities
First Lien Term Loan, LIBOR+3.75% cash due 8/31/2026	8.05%		6,290	6,076	6,226	(5)
				6,076	6,226
Tacala, LLC		Restaurants
First Lien Term Loan, LIBOR+3.50% cash due 2/5/2027	7.89%		3,000	2,880	2,893	(5)
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	11.88%		7,310	7,099	6,662	(5)
				9,979	9,555
TIBCO Software Inc.		Application Software
First Lien Term Loan, SOFR+4.50% cash due 3/20/2029	9.18%		10,834	9,899	9,702	(5)
				9,899	9,702
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	10.38%		8,549	8,402	8,357	(5)(8)
				8,402	8,357
Trinitas CLO XV DAC		Multi-Sector Holdings
Class E Notes, LIBOR+7.45% cash due 4/22/2034	11.77%		1,000	810	846	(5)(10)
				810	846

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Uniti Group LP		Specialized REITs
Fixed Rate Bond, 6.50% cash due 2/15/2029			$1,750	$1,617	$1,163	(10)
Fixed Rate Bond, 4.75% cash due 4/15/2028			2,200	1,911	1,763	(10)
				3,528	2,926
Wellfleet CLO 2022-2, Ltd.		Multi-Sector Holdings
Class E Notes, SOFR+8.56% cash due 10/18/2035	12.17%		1,500	1,442	1,442	(5)(10)
				1,442	1,442
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	8.17%		9,705	8,928	8,487	(5)
				8,928	8,487
WWEX Uni Topco Holdings, LLC		Air Freight & Logistics
First Lien Term Loan, LIBOR+4.00% cash due 7/26/2028	8.73%		6,947	6,586	6,380	(5)
				6,586	6,380
Zayo Group Holdings, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.00% cash due 3/9/2027	7.38%		7,000	6,493	5,703	(5)
Fixed Rate Bond, 4.00% cash due 3/1/2027			1,700	1,441	1,259
				7,934	6,962
Total Non-Control/Non-Affiliate Investments (134.2% of net assets)				$680,228	$662,179
Cash and Cash Equivalents (7.4% of net assets)				$36,298	$36,298
Total Portfolio Investments, Cash and Cash Equivalents (141.5% of net assets)				$716,526	$698,477

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$24,188	€23,045	2/9/2023	Bank of New York Mellon	$(468)
					$(468)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2022
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR"), the Secured Overnight Financing Rate ("SOFR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 4.38%, the 90-day LIBOR at 4.73, the 30-day SOFR at 4.32%, the 90-day SOFR at 4.58%, the 180-day SOFR at 4.79%, the 30-day EURIBOR at 1.90%, the 90-day EURIBOR at 1.99% and the 180-day EURIBOR at 0.38%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(6)Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. "€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.
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
(8)As of December 31, 2022, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2022, qualifying assets represented 79.1% of the Company's total assets and non-qualifying assets represented 20.9% of the Company's total assets.
(11)This investment represents a participation interest in the underlying securities shown.

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

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1. Organization
Oaktree Strategic Credit Fund (the “Company”) is a Delaware statutory trust formed on November 24, 2021 and is structured as a non-diversified, closed-end management investment company. On February 3, 2022, the Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company intends to elect to be treated, and intends to qualify annually thereafter, as a registered investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, the Company is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between the Company and the Adviser. The Adviser is an entity under common control with Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Corporation (formerly known as Brookfield Asset Management, Inc., collectively with its affiliates, "Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

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

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of December 31, 2022, the Company has issued and sold 16,624,572 Class I shares for an aggregate purchase price of $403.1 million of which $100.0 million was purchased by an affiliate of the Adviser. As of December 31, 2022, the Company has issued and sold 4,509,688 Class S shares for an aggregate purchase price of $107.0 million.

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
The fair value of the Company's investments as of December 31, 2022 and September 30, 2022 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax liability," and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "dividends payable," "base management fee and incentive fee payable," "interest payable," "payables from unsettled transactions" and "due to affiliates" approximate fair value due to their short maturities.
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
Derivative Instruments:
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded within derivative assets or derivative liabilities on the Consolidated Statement of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statement of Operations.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2022 and September 30, 2022, there were no investments on non-accrual status.

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
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statements of Operations.
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
Organization and Offering Costs:
Costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of Common Shares of the Company are capitalized as "deferred offering costs" on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence.
For the three months ended December 31, 2022, the Company expensed organization costs of $4. For the period from December 10, 2021 (commencement of operations) to December 31, 2021, the Company did not expense any organization costs. As of December 31, 2022 and September 30, 2022, $1,627 and $2,132, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three months ended December 31, 2022, the Company amortized offering costs of $848.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

subject to corporate income tax is considered to have been distributed. The Company did not incur a U.S. federal excise tax for calendar year 2021 and does not expect to incur a U.S. federal excise tax for calendar year 2022.
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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of December 31, 2022, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.
Note 3. Portfolio Investments
Portfolio Composition
As of December 31, 2022, the fair value of the Company's investment portfolio was $662.2 million and was composed of investments in 96 portfolio companies. As of September 30, 2022, the fair value of the Company's investment portfolio was $428.6 million and was composed of investments in 81 portfolio companies.
As of December 31, 2022 and September 30, 2022, the Company's investment portfolio consisted of the following:

	December 31, 2022		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$631,082	92.77%	$415,550	93.44%
Subordinated Debt	39,945	5.87%	22,136	4.98%
Preferred Equity	6,023	0.89%	6,023	1.35%
Common Equity and Warrants	3,178	0.47%	1,016	0.23%
Total	$680,228	100.00%	$444,725	100.00%

	December 31, 2022			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$615,354	92.93%	124.70%	$402,658	93.96%	109.80%
Subordinated Debt	38,073	5.75%	7.72%	19,378	4.52%	5.28%
Preferred Equity	5,195	0.78%	1.05%	5,497	1.28%	1.50%
Common Equity and Warrants	3,557	0.54%	0.72%	1,023	0.24%	0.28%
Total	$662,179	100.00%	134.19%	$428,556	100.00%	116.86%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's debt investments as of December 31, 2022 and September 30, 2022 by floating rates and fixed rates was as follows:

	December 31, 2022		September 30, 2022
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$588,857	90.12%	$369,698	87.60%
Fixed rate	64,570	9.88%	52,338	12.40%
Total	$653,427	100.00%	$422,036	100.00%

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

	December 31, 2022		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
United States	$596,522	87.70%	$404,169	90.88%
Chile	12,132	1.78%	—	—%
Costa Rica	12,090	1.78%	10,263	2.31%
Luxembourg	11,329	1.67%	—	—%
United Kingdom	10,903	1.60%	(280)	(0.06)%
Switzerland	10,115	1.49%	10,096	2.27%
France	9,933	1.46%	4,590	1.03%
Netherlands	9,340	1.37%	—	—%
India	4,913	0.72%	4,925	1.11%
Cayman Islands	2,532	0.37%	—	—%
Germany	419	0.06%	5,352	1.20%
Ireland	—	—%	5,610	1.26%
Total	$680,228	100.00%	$444,725	100.00%

	December 31, 2022			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$577,520	87.23%	117.02%	$389,448	90.88%	106.20%
Chile	13,056	1.97%	2.65%	—	—%	—%
Luxembourg	11,942	1.80%	2.42%	—	—%	—%
Costa Rica	11,776	1.78%	2.39%	10,216	2.38%	2.79%
United Kingdom	11,348	1.71%	2.30%	—	—%	—%
Switzerland	9,934	1.50%	2.01%	9,947	2.32%	2.71%
Netherlands	9,749	1.47%	1.98%	—	—%	—%
France	9,746	1.47%	1.98%	4,231	0.99%	1.15%
India	4,002	0.60%	0.81%	3,646	0.85%	0.99%
Cayman Islands	2,595	0.39%	0.53%	—	—%	—%
Germany	511	0.08%	0.10%	5,203	1.21%	1.42%
Ireland	—	—%	—%	5,865	1.37%	1.60%
Total	$662,179	100.00%	134.19%	$428,556	100.00%	116.86%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2022 and September 30, 2022 was as follows:

	December 31, 2022		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Application Software	$93,808	13.78%	$45,532	10.21%
Health Care Technology	51,875	7.63%	30,001	6.75%
Auto Parts & Equipment	32,564	4.79%	—	—%
Health Care Distributors	27,811	4.09%	25,017	5.63%
Systems Software	26,329	3.87%	19,190	4.32%
Other Diversified Financial Services	20,524	3.02%	7,765	1.75%
Education Services	20,115	2.96%	15,462	3.48%
Health Care Services	18,802	2.76%	6,685	1.50%
Industrial Machinery	17,987	2.64%	18,256	4.11%
Diversified Support Services	17,791	2.62%	15,858	3.57%
Hotels, Resorts & Cruise Lines	17,230	2.53%	17,250	3.88%
Environmental & Facilities Services	16,699	2.45%	4,914	1.10%
Pharmaceuticals	15,719	2.31%	4,463	1.00%
Multi-Sector Holdings	15,425	2.27%	5,311	1.19%
Biotechnology	15,321	2.25%	12,353	2.78%
Integrated Telecommunication Services	14,152	2.08%	10,036	2.26%
Property & Casualty Insurance	14,132	2.08%	11,431	2.57%
Airlines	12,132	1.78%	—	—%
Cable & Satellite	11,318	1.66%	9,055	2.04%
Personal Products	10,541	1.55%	5,802	1.30%
Office Services & Supplies	10,267	1.51%	8,366	1.88%
Metal & Glass Containers	10,241	1.51%	7,478	1.68%
Restaurants	9,979	1.47%	7,090	1.59%
Specialty Stores	9,653	1.42%	1,875	0.42%
Insurance Brokers	9,568	1.41%	(280)	(0.06)%
Specialized Finance	9,470	1.39%	3,635	0.82%
Diversified Metals & Mining	9,383	1.38%	3,817	0.86%
Soft Drinks	9,340	1.37%	—	—%
Leisure Facilities	9,210	1.35%	8,824	1.98%
Health Care Facilities	9,166	1.35%	9,820	2.21%
Aerospace & Defense	8,928	1.31%	5,388	1.21%
Research & Consulting Services	8,891	1.31%	7,739	1.74%
Distributors	8,861	1.30%	12,702	2.86%
Health Care Supplies	8,402	1.24%	8,417	1.89%
Alternative Carriers	7,934	1.17%	7,894	1.78%
Advertising	7,255	1.07%	7,232	1.63%
Data Processing & Outsourced Services	6,785	1.00%	6,780	1.52%
Consumer Finance	6,781	1.00%	6,776	1.52%
Electronic Components	6,660	0.98%	6,650	1.50%
Air Freight & Logistics	6,586	0.97%	6,585	1.48%
Paper Packaging	4,807	0.71%	4,815	1.08%
Leisure Products	4,788	0.70%	12,467	2.80%
Internet Services & Infrastructure	4,753	0.70%	1,936	0.44%
IT Consulting & Other Services	4,557	0.67%	4,534	1.02%
Trading Companies & Distributors	3,953	0.58%	5,331	1.20%
Diversified Banks	3,571	0.52%	2,134	0.48%
Specialized REITs	3,528	0.52%	3,512	0.79%
Real Estate Development	3,460	0.51%	—	—%
Paper Products	2,945	0.43%	2,953	0.66%
Electrical Components & Equipment	231	0.03%	3,368	0.76%
Internet & Direct Marketing Retail	—	—%	4,890	1.10%
Oil & Gas Refining & Marketing	—	—%	3,950	0.89%
Airport Services	—	—%	2,970	0.67%
Automotive Retail	—	—%	696	0.16%
Total	$680,228	100.00%	$444,725	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2022			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$90,756	13.72%	18.39%	$43,357	10.12%	11.84%
Health Care Technology	50,796	7.67%	10.29%	29,636	6.92%	8.08%
Auto Parts & Equipment	32,556	4.92%	6.60%	—	—%	—%
Health Care Distributors	25,881	3.91%	5.24%	23,623	5.51%	6.44%
Systems Software	25,265	3.82%	5.12%	18,159	4.24%	4.95%
Other Diversified Financial Services	20,213	3.05%	4.10%	7,650	1.79%	2.09%
Education Services	19,567	2.95%	3.97%	14,706	3.43%	4.01%
Industrial Machinery	17,731	2.68%	3.59%	17,994	4.20%	4.91%
Health Care Services	17,515	2.65%	3.55%	6,554	1.53%	1.79%
Diversified Support Services	17,338	2.62%	3.51%	15,552	3.63%	4.24%
Hotels, Resorts & Cruise Lines	17,181	2.59%	3.48%	17,281	4.03%	4.71%
Environmental & Facilities Services	16,549	2.50%	3.35%	4,859	1.13%	1.32%
Pharmaceuticals	16,437	2.48%	3.33%	4,449	1.04%	1.21%
Multi-Sector Holdings	16,065	2.43%	3.26%	5,441	1.27%	1.48%
Biotechnology	15,009	2.27%	3.04%	12,040	2.81%	3.28%
Integrated Telecommunication Services	13,414	2.03%	2.72%	9,259	2.16%	2.52%
Airlines	13,056	1.97%	2.65%	—	—%	—%
Property & Casualty Insurance	12,902	1.95%	2.61%	9,968	2.33%	2.72%
Cable & Satellite	11,342	1.71%	2.30%	8,747	2.04%	2.39%
Office Services & Supplies	10,241	1.55%	2.08%	7,971	1.86%	2.17%
Metal & Glass Containers	10,006	1.51%	2.03%	7,376	1.72%	2.01%
Insurance Brokers	9,959	1.50%	2.02%	—	—%	—%
Personal Products	9,950	1.50%	2.02%	5,530	1.29%	1.51%
Specialty Stores	9,806	1.48%	1.99%	1,895	0.44%	0.52%
Soft Drinks	9,749	1.47%	1.98%	—	—%	—%
Restaurants	9,555	1.44%	1.94%	6,725	1.57%	1.83%
Specialized Finance	9,533	1.44%	1.93%	3,635	0.85%	0.99%
Diversified Metals & Mining	9,404	1.42%	1.91%	3,706	0.86%	1.01%
Health Care Facilities	9,332	1.41%	1.89%	9,715	2.27%	2.65%
Leisure Facilities	9,195	1.39%	1.86%	8,889	2.07%	2.42%
Distributors	8,554	1.29%	1.73%	12,443	2.90%	3.39%
Research & Consulting Services	8,528	1.29%	1.73%	7,616	1.78%	2.08%
Aerospace & Defense	8,487	1.28%	1.72%	5,147	1.20%	1.40%
Health Care Supplies	8,357	1.26%	1.69%	8,400	1.96%	2.29%
Advertising	7,105	1.07%	1.44%	6,992	1.63%	1.91%
Alternative Carriers	6,962	1.05%	1.41%	7,250	1.69%	1.98%
Data Processing & Outsourced Services	6,841	1.03%	1.39%	6,581	1.54%	1.79%
Electronic Components	6,666	1.01%	1.35%	6,462	1.51%	1.76%
Air Freight & Logistics	6,380	0.96%	1.29%	6,363	1.48%	1.74%
Consumer Finance	5,348	0.81%	1.08%	6,211	1.45%	1.69%
Internet Services & Infrastructure	4,711	0.71%	0.95%	1,899	0.44%	0.52%
Paper Packaging	4,696	0.71%	0.95%	4,784	1.12%	1.30%
Leisure Products	3,667	0.55%	0.74%	11,837	2.76%	3.23%
Trading Companies & Distributors	3,647	0.55%	0.74%	4,784	1.12%	1.30%
Diversified Banks	3,564	0.54%	0.72%	2,135	0.50%	0.58%
Real Estate Development	3,451	0.52%	0.70%	—	—%	—%
Specialized REITs	2,926	0.44%	0.59%	2,920	0.68%	0.80%
IT Consulting & Other Services	2,907	0.44%	0.59%	3,589	0.84%	0.98%
Paper Products	2,851	0.43%	0.58%	2,847	0.66%	0.78%
Electrical Components & Equipment	228	0.03%	0.05%	3,319	0.77%	0.91%
Internet & Direct Marketing Retail	—	—%	—%	4,757	1.11%	1.30%
Oil & Gas Refining & Marketing	—	—%	—%	3,990	0.93%	1.09%
Airport Services	—	—%	—%	2,949	0.69%	0.80%
Automotive Retail	—	—%	—%	564	0.13%	0.15%
Total	$662,179	100.00%	134.19%	$428,556	100.00%	116.86%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2022 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$329,651	$285,703	$615,354
Subordinated debt	—	31,467	6,606	38,073
Common equity and Warrants	—	—	3,557	3,557
Preferred equity	—	—	5,195	5,195
Total investments at fair value	$—	$361,118	$301,061	$662,179
Derivative liability	$—	$468	$—	$468
Total liabilities at fair value	$—	$468	$—	$468
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
The principal value of the borrowings outstanding under the ING Credit Agreement (as defined below) approximates fair value due to its variable rate and is included in Level 3 of the hierarchy.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the changes in fair value from September 30, 2022 to December 31, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2022	$153,069	$3,303	$5,497	$1,023	$162,892
Purchases	132,635	3,303	—	2,162	138,100
Sales and repayments	(444)	—	—	—	(444)
Transfers in (a)	3,815	—	—	—	3,815
Capitalized PIK interest income	527	—	—	—	527
Accretion of OID	390	—	—	—	390
Net unrealized appreciation (depreciation)	(4,289)	—	(302)	372	(4,219)
Fair value as of December 31, 2022	$285,703	$6,606	$5,195	$3,557	$301,061
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2022	$(4,291)	$—	$(302)	$372	$(4,221)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended December 31, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of December 31, 2022:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$222,271	Market Yield	Market Yield	(b)	11.0%	-	20.0%	13.1%
	32,556	Transaction Precedent	NA	(c)	N/A	-	N/A	N/A
	30,876	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	6,606	Market Yield	Market Yield	(b)	9.0%	-	11.0%	10.0%
Common equity and Warrants & preferred equity	757	Enterprise Value	Revenue Multiple	(e)	3.0x	-	5.0x	4.0x
	6,165	Enterprise Value	EBITDA Multiple	(e)	10.0x	-	16.5x	15.5x
	1,830	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$301,061
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the three months ended December 31, 2022, the Company recorded total fee income of $87, of which $62, was recurring in nature. For the period from December 10, 2021 (commencement of operations) to December 31, 2021, the Company recorded total fee income of $2, all of which was recurring in nature. Recurring fee income consisted of servicing fees and certain exit fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2022:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2022	15,628	$156	$380,646	$(14,075)	$366,727
Issuance of Common Shares	5,536	55	129,653	—	129,708
Issuance of Common Shares under dividend reinvestment plan	78	1	1,831	—	1,832
Net investment income	—	—	—	10,097	10,097
Net unrealized appreciation (depreciation)	—	—	—	(2,842)	(2,842)
Net realized gains (losses)	—	—	—	(660)	(660)
Provision for income tax (expense) benefit	—	—	—	(51)	(51)
Distributions to shareholders				(11,356)	(11,356)
Balance at December 31, 2022	21,242	$212	$512,130	$(18,887)	$493,455
The following table presents the changes in net assets for the period from December 10, 2021 (commencement of operations) to December 31, 2021:

	Common Shares
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Capital contribution	1,000	$10	$24,990	$—	$25,000
Net investment income	—	—	—	75	75
Net unrealized appreciation (depreciation)	—	—	—	(3)	(3)
Balance at December 31, 2021	1,000	$10	$24,990	$72	$25,072
Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class S and Class D common shares of beneficial interest at $0.01 per share par value. As of December 31, 2022, the Company has issued and sold 16,624,572 Class I shares for an aggregate purchase price of $403.1 million. As of December 31, 2022, the Company has issued and sold 4,509,688 Class S shares for an aggregate purchase price of $107.0 million. As of December 31, 2022, the Company has issued 65,970 Class I shares and 42,036 Class S shares pursuant to its distribution reinvestment plan.
The following table summarizes transactions in common shares of beneficial interest for the three months ended December 31, 2022:

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Shares	Amount
Class I
Issuance of Common Shares	3,605,882	$84,482
Issuance of Common Shares under dividend reinvestment plan	44,634	1,045
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	3,650,516	$85,527
Class S
Issuance of Common Shares	1,929,704	$45,226
Issuance of Common Shares under dividend reinvestment plan	33,618	787
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	1,963,322	$46,013
Total net increase (decrease)	5,613,838	$131,540
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

	Class I Shares	Class S Shares
May 31, 2022	$24.32	—
June 30, 2022	$23.71	—
July 31, 2022	$23.98	$23.98
August 31, 2022	$24.03	$24.03
September 30, 2022	$23.47	$23.47
October 31, 2022	$23.33	$23.33
November 30, 2022	$23.46	$23.46
December 31, 2022	$23.23	$23.23

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding Common Shares. The following table presents distributions that were declared during the period ended December 31, 2022:

			Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
			$0.6000	$9,127

			Class S
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
			$0.5503	$2,229
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the Company's distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Through December 31, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the three months ended December 31, 2022:

	Class I		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income	$0.6000	$9,127	$0.5503	$2,229
Net realized gains	—	—	—	—
Total	$0.6000	$9,127	$0.5503	$2,229

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Share Repurchase Program
At the discretion of the Board of Trustees, during the quarter ended September 30, 2022 the Company commenced a share repurchase program pursuant to which the Company intends to offer to repurchase, in each quarter, up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers pursuant to tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares at the expiration of the tender offer at a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be subject to an early repurchase deduction of 2% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
On September 12, 2022, the Company’s initial tender offer under its share repurchase program expired and on December 13, 2022, the Company's tender offer conducted during the quarter ended December 31, 2022 under its share repurchase program expired. There were no share repurchases during the three months ended December 31, 2022.

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

Effective on and as of October 6, 2022, the Company entered into a subsequent incremental commitment and assumption agreement (the “Subsequent Incremental Commitment and Assumption Agreement”) among the Company, as borrower, the Subsidiary Guarantor, ING, as administrative agent and issuing bank, and Apple Bank For Savings, as an Assuming Lender. Pursuant to the Subsequent Incremental Commitment and Assumption Agreement, Apple Bank For Savings (i) became a Lender under the ING Credit Agreement and (ii) agreed to make a Commitment to the Company in the amount of $40 million. The Subsequent Incremental Commitment and Assumption Agreement increased the aggregate amount of Commitments under the ING Credit Agreement from $450 million to $490 million.

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

As of December 31, 2022 and September 30, 2022, the Company had $170.0 million and $75.0 million outstanding under the ING Credit Agreement. For the three months ended December 31, 2022, the Company’s borrowings under the ING Credit Agreement bore interest at a weighted average rate of 5.81%. The Company recorded $2,806 of interest expense (inclusive of fees), related to the ING Credit Agreement for the three months ended December 31, 2022. There were no borrowings outstanding during the period from December 10, 2021 (commencement of operations) to December 31, 2021.

Secured Borrowings

As of December 31, 2022 and September 30, 2022, there were no secured borrowings outstanding. The Company recorded $0 and $8 of interest expense in connection with secured borrowings for the three months ended December 31, 2022 and the period from December 10, 2021 (commencement of operations) to December 31, 2021.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for three months ended December 31, 2022 and the period from December 10, 2021 (commencement of operations) to December 31, 2021:

	Three months ended December 31, 2022	For the period from December 10, 2021 (commencement of operations) to December 31, 2021
Net increase (decrease) in net assets resulting from operations	$6,544	$72
Net unrealized (appreciation) depreciation	2,842	3
Other book/tax differences	(422)	—
Taxable income (1)	$8,964	$75
__________________
(1)The Company's taxable income for the three months ended December 31, 2022 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2023. The final taxable income may be different than the estimate.
For the three months ended December 31, 2022, the Company recognized a total provision for income tax expense of $51, which was comprised of a current tax expense of $56 and a deferred income tax benefit of $5 that resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company's total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering. For the three months ended December 31, 2022, base management fees were $1,396, of which $877 was waived.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the three months ended December 31, 2022, the Investment Income Incentive Fee was $1,240, of which $765 was waived.

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

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2022, there was no accrued Capital Gains Incentive Fee.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the three months ended December 31, 2022, the Company incurred $176 of expenses under the Administration Agreement of which $144 was included in administrator expense, $24 was included in general and administrative expenses and $8 was included in organization expenses and amortization of offering costs on the Consolidated Statements of Operations.

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

The Company will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company's assets or (iii) the date following the completion of the primary portion of the initial offering on which, in the aggregate, underwriting compensation from all sources in connection with the initial offering, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from the initial offering. In addition, consistent with the exemptive relief allowing the Company to offer multiple classes of shares, at the end of the month in which the Distribution Manager in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to the shares held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such shares (or a lower limit as determined by the Distribution Manager or the applicable selling agent), the Company will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares in such shareholder’s account. Compensation paid with respect to the shares in a shareholder’s account will be allocated among each share such that the compensation paid with respect to each individual share will not exceed 10% of the offering price of such share. The Company may modify this requirement in a manner that is consistent with applicable exemptive relief. At the end of such month, the applicable Class S shares or Class D shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S or Class D shares.

The Distribution Manager is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

Either party may terminate the Distribution Manager Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Distribution Manager Agreement. The Company's obligations under the Distribution Manager Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S and Class D shares will survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

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

For the three months ended December 31, 2022, the Adviser made Expense Payments in the amount of $852. For the three months ended December 31, 2022, the Adviser waived its right to receive a Reimbursement Payment from the Company and as of December 31, 2022 no Reimbursement Payments were made to the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

	For the three months ended December 31, 2022		For the period from December 10, 2021 (commencement of operations) to December 31, 2021
	Class I	Class S	Class I
Net asset value at beginning of period	$23.47	$23.47	$—
Capital contribution	—	—	25.00
Net investment income (1)	0.54	0.49	0.08
Net unrealized appreciation (depreciation) (1)(2)	(0.15)	(0.15)	(0.01)
Net realized gains (losses) (1)	(0.03)	(0.03)	—
Distributions of net investment income to shareholders	(0.60)	(0.55)	—
Net asset value at end of period	$23.23	$23.23	$25.07
Total return (3)	1.55%	1.33%	0.28%
Common shares outstanding at beginning of the period or the commencement date	13,040	2,588	1,000
Common shares outstanding at end of period	16,690	4,552	1,000
Net assets at the beginning of the period or the commencement date	$305,989	$60,738	$25,000
Net assets at end of period	$387,720	$105,735	$25,072
Average net assets (4)	$354,128	$93,901	$25,036
Ratio of net investment income to average net assets (5)	2.30%	2.08%	0.30%
Ratio of total expenses to average net assets (5)(7)	1.58%	1.79%	0.03%
Ratio of net expenses to average net assets (5)	1.02%	1.24%	—%
Ratio of portfolio turnover to average investments at fair value (5)	7.24%	7.24%	—%
Weighted average outstanding debt	$155,109	$155,109	$4,294
Average debt per share (1)	$8.13	$8.13	$4.29
Asset coverage ratio (6)	389.47%	389.47%	296.80%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	The amount shown does not correspond with the net unrealized appreciation on investments for the three months ended December 31, 2022 as it includes the effect of the timing of equity issuances.
(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)
Financial results for the three months ended December 31, 2022 and the period from December 10, 2021 (commencement of operations) to December 31, 2021 have not been annualized for purposes of this ratio.

(6)	Based on outstanding senior securities of $170.5 million and $12.7 million as of December 31, 2022 and December 31, 2021, respectively.
(7)	Total expenses to average net assets is prior to management fee waivers and expense support provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of December 31, 2022, off-balance sheet arrangements consisted of $76,547 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. As of September 30, 2022, off-balance sheet arrangements consisted of $68,962 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of December 31, 2022 and September 30, 2022 is shown in the table below:

	December 31, 2022	September 30, 2022
Delta Leasing SPV II LLC	$18,166	$21,469
scPharmaceuticals Inc.	7,654	—
BioXcel Therapeutics, Inc.	6,930	6,930
iCIMs, Inc.	5,472	5,472
Grove Hotel Parcel Owner, LLC	5,305	5,305
ADC Therapeutics SA	4,770	4,770
Dukes Root Control Inc.	4,235	—
MRI Software LLC	3,678	4,754
107 Fair Street LLC	3,512	—
Establishment Labs Holdings Inc.	3,379	5,068
Innocoll Pharmaceuticals Limited	2,656	2,656
112-126 Van Houten Real22 LLC	2,563	—
Avalara, Inc.	1,903	—
SCP Eye Care Services, LLC	1,730	—
Salus Workers' Compensation, LLC	1,329	—
Mesoblast, Inc.	1,125	1,125
athenahealth Group Inc.	1,035	—
ASP-R-PAC Acquisition Co LLC	588	588
Kings Buyer, LLC	430	547
PFNY Holdings, LLC	87	483
Ardonagh Midco 3 PLC	—	9,592
LSL Holdco, LLC	—	203
	$76,547	$68,962

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended December 31, 2022, except as discussed below.

Share Issuance

On January 1, 2023, the Company issued and sold pursuant to its continuous public offering 1,477,560 Class I shares for proceeds of $34.3 million and 709,557 Class S shares for proceeds of $16.5 million.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Distributions

On January 24, 2023, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0165	$0.1735

The distribution is payable to shareholders of record as of January 31, 2023 and will be paid on or about February 24, 2023. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2022 and elsewhere in this quarterly report on Form 10-Q.
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
Business Overview
We are a Delaware statutory trust formed on November 24, 2021 and are structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, we are externally managed by the Adviser pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between us and the Adviser. The Adviser is an entity under common control with Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Corporation (formerly known as Brookfield Asset Management, Inc., collectively with its affiliates, "Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
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
As of June 1, 2022, we had satisfied the minimum offering requirement and our board of trustees (the "Board of Trustees" or the "Board") had authorized the release of proceeds from escrow. As of December 31, 2022, we have issued and sold 16,624,572 Class I shares for an aggregate purchase price of $403.1 million of which, $100.0 million was purchased by an affiliate of the Adviser. As of December 31, 2022, we have issued and sold 4,509,688 Class S shares for an aggregate purchase price of $107.0 million.
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
As of December 31, 2022, 90.1% of our debt investment portfolio (at fair value) and 89.8% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate (“LIBOR"), the Secured Overnight Financing Rate ("SOFR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. Although there have been issuances utilizing SOFR, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
•Separately, independent valuation firms prepare valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us and provide such reports to the Adviser;
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
The fair value of our investments as of December 31, 2022 and September 30, 2022 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax liability," and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "dividends payable," "base management fee and incentive fee payable," "interest payable," "payables from unsettled transactions" and "due to affiliates" approximate fair value due to their short maturities.
As of December 31, 2022, we held $662.2 million of investments at fair value, up from $428.6 million held at September 30, 2022, primarily driven by new originations funded primarily by cash proceeds from our continuous public offering.
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
As of December 31, 2022 and September 30, 2022, there were no investments on non-accrual status.

Portfolio Composition

As of December 31, 2022, the fair value of our investment portfolio was $662.2 million and was composed of investments in 96 portfolio companies. As of September 30, 2022, the fair value of our investment portfolio was $428.6 million and was composed of investments in 81 portfolio companies.
As of December 31, 2022 and September 30, 2022, our investment portfolio consisted of the following:

	December 31, 2022	September 30, 2022
Cost:
Senior Secured Debt	92.77%	93.44%
Subordinated Debt	5.87%	4.98%
Preferred Equity	0.89%	1.35%
Common Equity and Warrants	0.47%	0.23%
Total	100.00%	100.00%

	December 31, 2022	September 30, 2022
Fair Value:
Senior Secured Debt	92.93%	93.96%
Subordinated Debt	5.75%	4.52%
Preferred Equity	0.78%	1.28%
Common Equity and Warrants	0.54%	0.24%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	December 31, 2022	September 30, 2022
Fair Value:
Application Software	13.72%	10.12%
Health Care Technology	7.67%	6.92%
Auto Parts & Equipment	4.92%	—%
Health Care Distributors	3.91%	5.51%
Systems Software	3.82%	4.24%
Other Diversified Financial Services	3.05%	1.79%
Education Services	2.95%	3.43%
Industrial Machinery	2.68%	4.20%
Health Care Services	2.65%	1.53%
Diversified Support Services	2.62%	3.63%
Hotels, Resorts & Cruise Lines	2.59%	4.03%
Environmental & Facilities Services	2.50%	1.13%
Pharmaceuticals	2.48%	1.04%
Multi-Sector Holdings	2.43%	1.27%
Biotechnology	2.27%	2.81%
Integrated Telecommunication Services	2.03%	2.16%
Airlines	1.97%	—%
Property & Casualty Insurance	1.95%	2.33%
Cable & Satellite	1.71%	2.04%
Office Services & Supplies	1.55%	1.86%
Metal & Glass Containers	1.51%	1.72%
Insurance Brokers	1.50%	—%
Personal Products	1.50%	1.29%
Specialty Stores	1.48%	0.44%
Soft Drinks	1.47%	—%
Restaurants	1.44%	1.57%
Specialized Finance	1.44%	0.85%
Diversified Metals & Mining	1.42%	0.86%
Health Care Facilities	1.41%	2.27%
Leisure Facilities	1.39%	2.07%
Distributors	1.29%	2.90%
Research & Consulting Services	1.29%	1.78%
Aerospace & Defense	1.28%	1.20%
Health Care Supplies	1.26%	1.96%
Advertising	1.07%	1.63%
Alternative Carriers	1.05%	1.69%
Data Processing & Outsourced Services	1.03%	1.54%
Electronic Components	1.01%	1.51%
Air Freight & Logistics	0.96%	1.48%
Consumer Finance	0.81%	1.45%
Internet Services & Infrastructure	0.71%	0.44%
Paper Packaging	0.71%	1.12%
Leisure Products	0.55%	2.76%
Trading Companies & Distributors	0.55%	1.12%
Diversified Banks	0.54%	0.50%
Real Estate Development	0.52%	—%
Specialized REITs	0.44%	0.68%
IT Consulting & Other Services	0.44%	0.84%
Paper Products	0.43%	0.66%
Electrical Components & Equipment	0.03%	0.77%
Internet & Direct Marketing Retail	—%	1.11%
Oil & Gas Refining & Marketing	—%	0.93%
Airport Services	—%	0.69%
Automotive Retail	—%	0.13%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	December 31, 2022	September 30, 2022
United States	87.23%	90.88%
Chile	1.97%	—%
Luxembourg	1.80%	—%
Costa Rica	1.78%	2.38%
United Kingdom	1.71%	—%
Switzerland	1.50%	2.32%
Netherlands	1.47%	—%
France	1.47%	0.99%
India	0.60%	0.85%
Cayman Islands	0.39%	—%
Germany	0.08%	1.21%
Ireland	—%	1.37%
Total	100.00%	100.00%

See the Schedule of Investments as of December 31, 2022 and September 30, 2022, in our consolidated financial statements in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of our annual report on Form 10-K for the year ended September 30, 2022, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of three months ended December 31, 2022 and the period from December 10, 2021 (commencement of operations) to December 31, 2021
Investment Income
Total investment income for the three months ended December 31, 2022 was $14,882 and consisted of $14,795 of interest income primarily from portfolio investments (including $527 of PIK interest income) and $87 of fee income. Total investment income for the period from December 10, 2021 (commencement of operations) to December 31, 2021 was $83 and consisted of $81 of interest income primarily from portfolio investments and $2 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio. Based on fair value as of December 31, 2022, the weighted average yield on our debt investments was 11.1%, up from 7.8% as of December 31, 2021.

Expenses
Net expenses for three months ended December 31, 2022 and the period from December 10, 2021 (commencement of operations) to December 31, 2021 were $4,785 and $8, respectively, and consisted of the following:

	For the three months ended December 31, 2022	For the period from December 10, 2021 (commencement of operations) to December 31, 2021
Expenses:
Base management fee	$1,396	$—
Investment income incentive fee	1,240	—
Professional fees	398	—
Class S distribution and shareholder servicing fees	199	—
Board of trustees fees	66	—
Organization expenses	4	—
Amortization of continuous offering costs	848	—
Interest expense	2,806	8
Administrator expense	144	—
General and administrative expenses	178	—
Total expenses	$7,279	$8
Management and incentive fees waived	(1,642)	—
Expense support	(852)	—
Net expenses	$4,785	$8

For the three months ended December 31, 2022, the Adviser made Expense Payments in accordance with the Expense Support Agreement in the amount of $852. For the three months ended December 31, 2022, the Adviser waived its right to receive a Reimbursement Payment from us as of December 31, 2022 and no Reimbursement Payments were made to the Adviser. In addition, the Adviser waived its management and incentive fee through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous offering. For the three months ended December 31, 2022, base management fees were $1,396, of which $877 was waived. For the three months ended December 31, 2022, the investment income incentive fee was $1,240, of which $765 was waived. See Note 9, Related Party Transaction, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $2,842 for the three months ended December 31, 2022, which was primarily driven by unrealized losses related to credit spread widening and foreign currency forward contracts. Net unrealized depreciation was $3 for the period from December 10, 2021 (commencement of operations) to December 31, 2021.
Net Realized Gains (Losses)
Net realized losses were $660 for the three months ended December 31, 2022 and primarily related to the exits of certain investments.
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
For the three months ended December 31, 2022, we experienced a net decrease in cash and cash equivalents of $22.1 million. During that period, $237.5 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $216.1 million, due primarily from $129.7 million of proceeds from the issuance of common shares and $95.0 million of net borrowings under the credit facility, partially offset by $8.4 million of distributions paid to shareholders.
For the period from December 10, 2021 (commencement of operations) through December 31, 2021, we experienced a net increase in cash and cash equivalents of $11.6 million. During that period, $26.1 million of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $37.7 million, primarily consisting of proceeds from the issuance of common shares of $25.0 million and $12.7 million of proceeds from secured borrowings.
As of December 31, 2022, we had $36.3 million of cash and cash equivalents, portfolio investments (at fair value) of $662.2 million, $4.0 million of interest receivable, $2.3 million of due from affiliates, $320.0 million of undrawn capacity on our credit facility (subject to borrowing base and other limitations), $34.2 million of net payables from unsettled transactions and $170.0 million of borrowings outstanding under our credit facility.
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2022 and September 30, 2022, off-balance sheet arrangements consisted of $76,547 and $68,962 of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations

	Debt Outstanding as of September 30, 2022	Debt Outstanding as of December 31, 2022	Weighted average debt outstanding for the three months ended December 31, 2022	Maximum debt outstanding for the three months ended December 31, 2022
ING Credit Agreement	$75,000	$170,000	$155,109	$220,000
Total debt	$75,000	$170,000	$155,109

	Payments due by period as of December 31, 2022
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$170,000	$—	$—	$170,000
Interest due on ING Credit Agreement	45,376	10,699	21,398	13,279
Total	$215,376	$10,699	$21,398	$183,279
Equity Activity
As of December 31, 2022, we have issued and sold 16,624,572 Class I shares for an aggregate purchase price of $403.1 million. As of December 31, 2022, we have issued and sold 4,509,688 Class S shares for an aggregate purchase price of $107.0 million. As of December 31, 2022, we have issued 65,970 Class I shares and 42,036 Class S shares pursuant to our distribution reinvestment plan.

The following table summarizes transactions in common shares of beneficial interest for the three months ended December 31, 2022:

	Shares	Amount
Class I
Issuance of Common Shares	3,605,882	$84,482
Issuance of Common Shares under dividend reinvestment plan	44,634	1,045
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	3,650,516	$85,527
Class S
Issuance of Common Shares	1,929,704	$45,226
Issuance of Common Shares under dividend reinvestment plan	33,618	787
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	1,963,322	$46,013
Total net increase (decrease)	5,613,838	$131,540
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

	Class I Shares	Class S Shares
May 31, 2022	$24.32	—
June 30, 2022	$23.71	—
July 31, 2022	$23.98	$23.98
August 31, 2022	$24.03	$24.03
September 30, 2022	$23.47	$23.47
October 31, 2022	$23.33	$23.33
November 30, 2022	$23.46	$23.46
December 31, 2022	$23.23	$23.23
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding common shares of beneficial interest. The following table presents distributions that were declared during the period ended December 31, 2022:

			Class I
Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
			$0.6000	$9,127

			Class S
Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
			$0.5503	$2,229

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
Share Repurchase Program
At the discretion of our Board of Trustees, during the quarter ended September 30, 2022 we commenced a share repurchase program pursuant to which we intend to offer to repurchase up to 5% of our Common Shares outstanding (by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of us and shareholders, and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to us and shareholders.
We intend to conduct repurchase offers under the share repurchase program pursuant to tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased by us pursuant to the terms of each tender offer will be retired.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares at the expiration of the tender offer at a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be subject to an early repurchase deduction of 2% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.
On September 12, 2022, the Company’s initial tender offer under its share repurchase program expired and on December 13, 2022, the Company's tender offer conducted during the quarter ended December 31, 2022 under its share repurchase program expired. There were no share repurchases during the three months ended December 31, 2022.
Leverage
To seek to enhance our returns, we use and expect to continue to use leverage as market conditions permit and at the discretion of the Adviser. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act of 1940, as amended (the “Investment Company Act”). On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, which we have made, and obtains certain approvals, which we have obtained. Accordingly, we are subject to an asset coverage requirement of 150%. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage is expected to be applied on a position-by-position basis, meaning little-to-no leverage may be applied to certain investments, while others may have more leverage applied. Any such leverage would also be expected to increase the total capital available for investment by the Company. We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle.
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

Effective on and as of October 6, 2022, we entered into a subsequent incremental commitment and assumption agreement (the “Subsequent Incremental Commitment and Assumption Agreement”) among us, as borrower, the Subsidiary Guarantor, ING, as administrative agent and issuing bank, and Apple Bank For Savings, as an Assuming Lender. Pursuant to the Subsequent Incremental Commitment and Assumption Agreement, Apple Bank For Savings (i) became a Lender under the ING Credit Agreement and (ii) agreed to make a Commitment to us in the amount of $40 million. The Subsequent Incremental Commitment and Assumption Agreement increased the aggregate amount of Commitments under the ING Credit Agreement from $450 million to $490 million.

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

We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2022, we were in compliance with all financial covenants under the ING Credit Agreement based on the financial information contained in this Quarterly Report on Form 10-Q. Borrowings under the ING Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The ING Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the ING Credit Agreement immediately due and payable.

As of December 31, 2022 and September 30, 2022, we had $170.0 million and $75.0 million outstanding under the ING Credit Agreement. For the three months ended December 31, 2022, our borrowings under the ING Credit Agreement bore interest at a weighted average rate of 5.81%. We recorded $2,806 of interest expense (inclusive of fees) related to the ING

Credit Agreement for the three months ended December 31, 2022. There were no borrowings outstanding during the period from December 10, 2021 (commencement of operations) to December 31, 2021.
Secured Borrowings
As of December 31, 2022 and September 30, 2022, there were no secured borrowings outstanding. We recorded $0 and $8 of interest expense in connection with secured borrowings for the three months ended December 31, 2022 and the period from December 10, 2021 (commencement of operations) to December 31, 2021.
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
Recent Developments
Share Issuance

On January 1, 2023, we issued and sold pursuant to our continuous public offering 1,477,560 Class I shares for proceeds of $34.3 million and 709,557 Class S shares for proceeds of $16.5 million.
Distributions

On January 24, 2023, our Board of Trustees declared a regular distribution on our outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0165	$0.1735

The distribution is payable to shareholders of record as of January 31, 2023 and will be paid on or about February 24, 2023. The distribution will be paid in cash or reinvested in Shares for shareholders participating in our distribution reinvestment plan.

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
As of December 31, 2022, 90.1% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2022, 87.6% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2022 and September 30, 2022 was as follows:

	December 31, 2022		September 30, 2022
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$119,054	20.22%	$87,955	23.79%
>0% and <1%	270,532	45.94	192,723	52.13
1%	155,070	26.33	89,020	24.08
>1%	44,201	7.51	—	—
Total	$588,857	100.00%	$369,698	100.00%

Based on our Statement of Assets and Liabilities as of December 31, 2022, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$15,842	$(4,250)	$11,592
200	12,673	(3,400)	9,273
150	9,505	(2,550)	6,955
100	6,337	(1,700)	4,637
50	3,168	(850)	2,318

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(3,168)	$850	$(2,318)
100	(6,336)	1,700	(4,636)
150	(9,456)	2,550	(6,906)
200	(12,571)	3,400	(9,171)
250	(15,622)	4,250	(11,372)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the LIBOR, SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of December 31, 2022 and September 30, 2022:

	December 31, 2022		September 30, 2022
($ in thousands)	Debt Investments	Borrowings	Debt Investments	Borrowings
LIBOR
30 day	$157,153	$—	$137,460	$—
90 day	126,736	—	85,546	—
180 day	—	—	7,592	—
EURIBOR
30 day	4,100	—	—	—
90 day	19,472	—	—	—
180 day	10,940	—	—	—
SOFR
30 day	120,049	170,000	48,591	75,000
90 day	177,601	—	103,206	—
180 day	17,608	—	16,177	—
Fixed rate	73,414	—	59,856	—
Total	$707,073	$170,000	$458,428	$75,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended December 31, 2022.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Second Amended and Restated Distribution Manager Agreement between the Company and the Distribution Manager, dated as of December 9, 2022 (incorporated by reference to Exhibit (h)(1) to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-261775), filed January 26, 2023).
10.2	Incremental Commitment and Assumption Agreement, dated as of October 6, 2022, among the Company, the subsidiary guarantor party thereto, ING Capital LLC, as administrative agent and issuing bank, Apple Bank For Savings (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed December 12, 2022).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

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
Date: February 8, 2023