Form 10-Q
period 2023-03-31
Oaktree Strategic Credit Fund
filed 2023-05-11
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(213) 830-6300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2023*
Class I shares of beneficial interest, $0.01 par value	24,042,452
Class S shares of beneficial interest, $0.01 par value	10,172,365

* Common shares outstanding exclude May 1, 2023 subscriptions because the issuance price is not yet finalized as of the date hereof.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

TABLE OF CONTENTS

	PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Statements of Assets and Liabilities as of March 31, 2023 (unaudited) and September 30, 2022	3
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2023 and 2022, the six months ended March 31, 2023 and the period from December 10, 2021 (commencement of operations) to March 31, 2022	5
	Consolidated Statements of Changes in Net Assets (unaudited) for the three months ended March 31, 2023 and 2022, the six months ended March 31, 2023 and the period from December 10, 2021 (commencement of operations) to March 31, 2022	6
	Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2023 and the period from December 10, 2021 (commencement of operations) to March 31, 2022	7
	Consolidated Schedule of Investments as of March 31, 2023 (unaudited)	8
	Consolidated Schedule of Investments as of September 30, 2022	15
	Notes to Consolidated Financial Statements (unaudited)	20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	66
Item 4.	Controls and Procedures	68
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	68
Item 1A.	Risk Factors	68
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
Signatures		70

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2023 (unaudited)	September 30, 2022
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost March 31, 2023: $909,773; cost September 30, 2022: $444,725)	$900,078	$428,556
Cash and cash equivalents	74,925	58,443
Due from affiliates	2,254	1,402
Interest receivable	6,162	3,297
Receivables from unsettled transactions	13,458	3,920
Deferred financing costs	5,100	3,295
Deferred offering costs	1,025	2,132
Derivative asset at fair value	—	13
Other assets	275	438
Total assets	$1,003,277	$501,496
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,658	$1,107
Dividends payable	5,748	3,657
Base management fee and incentive fee payable	3,135	—
Due to affiliates	5,540	2,926
Interest payable	1,030	469
Payables from unsettled transactions	110,778	51,566
Derivative liability at fair value	502	—
Deferred tax liability	26	44
Credit facilities payable	150,000	75,000
Total liabilities	278,417	134,769
Commitments and contingencies (Note 11)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 30,951 and 15,628 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	310	156
Additional paid-in-capital	740,237	380,646
Accumulated distributable earnings (loss)	(15,687)	(14,075)
Total net assets (equivalent to $23.42 and $23.47 per common share as of March 31, 2023 and September 30, 2022, respectively) (Note 10)	724,860	366,727
Total liabilities and net assets	$1,003,277	$501,496
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	March 31, 2023 (unaudited)	September 30, 2022
Class I Shares:
Net assets	$524,123	$305,989
Common shares outstanding ($0.01 par value, unlimited shares authorized)	22,379	13,040
Net asset value per share	$23.42	$23.47
Class S Shares:
Net assets	$200,737	$60,738
Common shares outstanding ($0.01 par value, unlimited shares authorized)	8,572	2,588
Net asset value per share	$23.42	$23.47

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022	Six months ended March 31, 2023	For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Interest income:
Non-control/Non-affiliate investments	$20,951	$1,455	$35,046	$1,536
Interest on cash and cash equivalents	203	—	376	—
Total interest income	21,154	1,455	35,422	1,536
PIK interest income:
Non-control/Non-affiliate investments	561	10	1,088	10
Total PIK interest income	561	10	1,088	10
Fee income:
Non-control/Non-affiliate investments	141	18	228	20
Total fee income	141	18	228	20
Total investment income	21,856	1,483	36,738	1,566
Expenses:
Base management fee	1,970	—	3,366	—
Investment income incentive fee	1,733	—	2,973	—
Professional fees	790	203	1,188	203
Class S distribution and shareholder servicing fees	328	—	527	—
Board of trustees fees	66	60	132	60
Organization expenses	—	—	4	—
Amortization of continuous offering costs	944	—	1,792	—
Interest expense	3,574	313	6,380	321
Administrator expense	300	24	444	24
General and administrative expenses	347	3	525	3
Total expenses	10,052	603	17,331	611
Management and incentive fees waived (Note 9)	—	—	(1,642)	—
Expense support (Note 9)	—	—	(852)	—
Net expenses	10,052	603	14,837	611
Net investment income	11,804	880	21,901	955
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	8,088	(19)	5,727	(22)
Foreign currency forward contracts	(34)	—	(515)	—
Net unrealized appreciation (depreciation)	8,054	(19)	5,212	(22)
Realized gains (losses):
Non-control/Non-affiliate investments	(1,256)	8	(1,893)	8
Foreign currency forward contracts	(485)	—	(508)	—
Net realized gains (losses)	(1,741)	8	(2,401)	8
Provision for income tax (expense) benefit	(54)	(1)	(105)	(1)
Net realized and unrealized gains (losses), net of taxes	6,259	(12)	2,706	(15)
Net increase (decrease) in net assets resulting from operations	$18,063	$868	$24,607	$940

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022	Six months ended March 31, 2023	For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Operations:
Net investment income	$11,804	$880	$21,901	$955
Net unrealized appreciation (depreciation)	8,054	(19)	5,212	(22)
Net realized gains (losses)	(1,741)	8	(2,401)	8
Provision for income tax (expense) benefit	(54)	(1)	(105)	(1)
Net increase (decrease) in net assets resulting from operations	18,063	868	24,607	940
Distributions to common shareholders:
Class I	(11,437)	(768)	(20,564)	(768)
Class S	(3,426)	—	(5,655)	—
Net decrease in net assets resulting from distributions	(14,863)	(768)	(26,219)	(768)
Share transactions:
Class I:
Issuance of Common shares	132,246	75,000	216,728	100,000
Issuance of Common shares under dividend reinvestment plan	1,422	—	2,467	—
Net increase from share transactions	133,668	75,000	219,195	100,000
Class S:
Issuance of Common shares	93,136	—	138,362	—
Issuance of Common shares under dividend reinvestment plan	1,401	—	2,188	—
Net increase from share transactions	94,537	—	140,550	—
Total increase (decrease) in net assets	231,405	75,100	358,133	100,172
Net assets at beginning of period	493,455	25,072	366,727	—
Net assets at end of period	$724,860	$100,172	$724,860	$100,172
Net asset value per common share	$23.42	$25.04	$23.42	$25.04
Common shares outstanding at end of period	30,951	4,000	30,951	4,000

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2023	For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$24,607	$940
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(5,212)	22
Net realized (gains) losses	2,401	(8)
PIK interest income	(1,088)	(10)
Accretion of original issue discount on investments	(3,258)	(115)
Amortization of deferred financing costs	464	26
Amortization of deferred offering costs	1,792	—
Deferred taxes	(18)	1
Purchases of investments	(569,089)	(142,189)
Proceeds from the sales and repayments of investments	106,087	8,790
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(852)	(1,912)
(Increase) decrease in interest receivable	(2,865)	(518)
(Increase) decrease in receivables from unsettled transactions	(9,538)	(7)
(Increase) decrease in other assets	163	(81)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	280	205
Increase (decrease) in base management fee and incentive fees payable	3,135	—
Increase (decrease) in due to affiliates	2,084	871
Increase (decrease) in interest payable	561	33
Increase (decrease) in payables from unsettled transactions	59,212	31,917
Increase (decrease) in trustees fees payable	—	8
Net cash used in operating activities	(391,134)	(102,027)
Financing activities:
Distributions paid in cash	(19,470)	(768)
Borrowings under credit facilities	215,000	50,000
Repayments of borrowings under credit facilities	(140,000)	—
Borrowings of secured borrowings	—	44,588
Proceeds from secured borrowings	—	(44,588)
Proceeds from issuance of common shares	355,090	100,000
Deferred financing costs paid	(2,012)	(1,200)
Deferred offering costs paid	(143)	—
Net cash provided by financing activities	408,465	148,032
Effect of exchange rate changes on foreign currency	(849)	(5)
Net increase (decrease) in cash and cash equivalents	16,482	46,000
Cash and cash equivalents, beginning of period	58,443	—
Cash and cash equivalents, end of period	$74,925	$46,000
Supplemental information:
Cash paid for interest	$5,355	$262
Non-cash financing activities:
Accrued deferred financing costs	$257	$340
Deferred offering costs incurred	542	—
Distribution payable	5,748	—
Reinvestment of dividends during the period	4,655	—
Reconciliation to the Statement of Assets and Liabilities	March 31, 2023	September 30, 2022
Cash and cash equivalents	$74,925	$58,443
Total cash and cash equivalents	$74,925	$58,443

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
37 Capital CLO 3	Multi-Sector Holdings	CLO Notes	SOFR+	6.36%	11.16%		4/15/2036		$2,800	$2,750	$2,750	(5)(10)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		2,304	2,282	2,036	(8)(9)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			12.50%		5/31/2024		953	911	903	(8)(9)(11)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			12.00%		5/4/2024		2,616	2,568	2,551	(8)(9)(11)
AB BSL CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.30%		4/20/2036		3,800	3,800	3,814	(5)(10)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	L+	3.75%	8.73%		2/27/2025		8,944	8,788	8,870	(5)
Access CIG, LLC	Diversified Support Services	Second Lien Term Loan	L+	7.75%	12.73%		2/27/2026		4,000	3,984	3,693	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	12.55%		8/15/2029		10,406	9,919	9,909	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%			8/15/2029		—	(60)	(55)	(5)(8)(9)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	26	(8)(10)
AI Sirona (Luxembourg) Acquisition S.a.r.l.	Pharmaceuticals	First Lien Term Loan	E+	3.25%	6.16%		9/29/2025		€4,100	3,668	4,324	(5)(10)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	12.66%		12/21/2029		$4,563	4,486	4,472	(5)(8)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	620	(8)
Altice France S.A.	Integrated Telecommunication Services	First Lien Term Loan	L+	4.00%	8.86%		8/14/2026		8,984	8,736	8,749	(5)(10)
Altice France S.A.	Integrated Telecommunication Services	Fixed Rate Bond			5.50%		10/15/2029		7,200	5,934	5,512	(10)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	8.00%	12.83%	3.50%	10/14/2027		12,687	11,660	11,292	(5)(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						244,370		943	701	(8)
American Auto Auction Group, LLC	Consumer Finance	Second Lien Term Loan	SOFR+	8.75%	13.65%		1/2/2029		6,901	6,786	5,096	(5)(8)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	L+	4.00%	8.84%		6/9/2028		17,420	16,628	16,832	(5)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	L+	6.25%	11.07%		10/20/2028		3,960	3,940	3,491	(5)
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	9.85%		2/28/2028		12,000	11,644	11,565	(5)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	L+	3.75%	8.91%		8/11/2025		6,876	5,772	5,483	(5)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	E+	6.75%	9.57%		7/14/2026		€9,600	9,588	10,461	(5)(8)(10)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	7.00%	12.22%		7/14/2026		$3,520	3,323	3,542	(5)(8)(9)(10)
Ares LXVIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	5.75%	10.55%		4/25/2035		5,000	5,000	5,000	(5)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	L+	6.00%	10.83%		12/29/2027		4,886	4,809	4,642	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	L+	6.00%			12/29/2027		—	(9)	(29)	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	10.09%		10/25/2028		4,848	4,598	4,209	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	L+	3.25%	8.09%		12/23/2026		2,985	2,681	2,777	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.91%		8/19/2028		3,980	3,800	3,684	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.16%		8/19/2028		6,000	5,651	5,580	(5)
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	L+	5.25%	10.09%		1/20/2029		8,500	7,695	7,059	(5)
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.50%	8.26%		2/15/2029		13,660	12,771	12,823	(5)
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.50%			2/15/2029		—	(114)	(103)	(5)(9)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809		5,693	4,751	(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.15%		10/19/2028		$19,029	$18,589	$18,612	(5)(8)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(44)	(42)	(5)(8)(9)
Barings Euro CLO 2022-1 DAC	Multi-Sector Holdings	CLO Notes	E+	8.03%	10.31%		10/28/2034		€1,000	873	1,046	(5)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		$3,184	3,073	2,969	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		1,479	1,479	1,479	(8)(10)(12)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(8)(9)(10)(12)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(8)(9)(10)(12)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						12,453		74	109	(8)(10)
CCO Holdings LLC	Cable & Satellite	Fixed Rate Bond			4.50%		5/1/2032		6,281	5,104	5,144	(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	6.00%	9.93%		6/21/2028		£16,086	19,136	19,235	(5)(10)
Cengage Learning, Inc.	Education Services	First Lien Term Loan	L+	4.75%	9.88%		7/14/2026		$10,538	10,045	9,807	(5)
Clear Channel Outdoor Holdings, Inc.	Advertising	First Lien Term Loan	L+	3.50%	8.33%		8/21/2026		6,933	6,472	6,477	(5)(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			5.13%		8/15/2027		726	636	652	(10)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	11.39%		5/13/2026		12,178	11,828	11,825	(5)(8)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%			5/13/2026		—	(132)	(138)	(5)(8)(9)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		4,527	4,503	3,800
Convergeone Holdings, Inc.	IT Consulting & Other Services	First Lien Term Loan	L+	5.00%	9.84%		1/4/2026		4,948	4,578	3,021	(5)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%	12.29%		2/27/2030		13,464	13,131	13,135	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			2/27/2030		—	(15)	(15)	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	7.50%			2/27/2029		—	(23)	(22)	(5)(8)(9)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	9.90%		10/13/2029		18,589	17,624	17,613	(5)
Cuppa Bidco BV	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	E+	4.75%	7.50%		7/30/2029		€10,940	9,418	10,323	(5)(10)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.00%	9.16%		7/9/2026		$1,990	1,947	1,940	(5)(10)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.25%	9.41%		12/2/2027		2,990	2,931	2,908	(5)(10)
Dealer Tire Financial, LLC	Distributors	First Lien Term Loan	SOFR+	4.50%	9.31%		12/14/2027		11,179	11,122	11,126	(5)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		6,724	6,724	6,724	(8)(9)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330		330	330	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25		—	—	(8)(10)
Delta Topco, Inc.	Systems Software	First Lien Term Loan	SOFR+	3.75%	8.66%		12/1/2027		1,995	1,888	1,854	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	L+	5.00%	9.84%		8/2/2027		10,170	9,828	9,811	(5)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			5.88%		8/15/2027		1,750	1,576	1,587
Dryden 66 Euro CLO 2018 DAC	Multi-Sector Holdings	CLO Notes	E+	3.35%	5.68%		1/18/2032		€1,500	1,340	1,436	(5)(10)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.43%		4/26/2029		$9,209	8,881	8,577	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.56%		12/8/2028		11,864	11,611	11,624	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%			12/8/2028		—	(33)	(29)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	11.56%		12/8/2028		$116	$85	$87	(5)(8)(9)
Edmondstown Park CLO	Multi-Sector Holdings	CLO Notes	E+	6.19%	8.75%		7/21/2035		€3,000	3,085	3,261	(5)(10)
eResearch Technology, Inc.	Application Software	First Lien Term Loan	L+	4.50%	9.34%		2/4/2027		$1,480	1,348	1,400	(5)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		10,719	10,592	10,237	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		1,717	1,689	1,639	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	L+	3.75%	8.63%		10/8/2027		13,947	13,569	13,284	(5)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		5,517	4,743	4,202	(10)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	9.92%		8/11/2028		4,942	4,783	3,960	(5)(8)
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	5.19%		1/20/2032		€1,000	868	942	(5)(10)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.91%		6/21/2027		$17,595	17,298	17,266	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		—	(60)	(66)	(5)(8)(9)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(30)	(33)	(5)(8)(9)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.16%		4/9/2029		10,497	10,072	9,440	(5)
Harrow Health, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.30%		1/19/2026		9,319	9,087	9,087	(5)(8)(10)
Harrow Health, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(125)	(125)	(5)(8)(9)(10)
Hayfin Emerald CLO XI DAC	Multi-Sector Holdings	CLO Notes	E+	8.12%	11.04%		1/25/2036		€2,250	2,044	2,368	(5)(10)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		$3,148	2,527	2,717	(10)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	8.18%	3.88%	8/18/2028		15,164	14,929	14,553	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.05%		8/18/2028		2,325	2,288	2,279	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			8/18/2028		—	(23)	(58)	(5)(8)(9)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan					2/15/2031		5,408	5,408	5,284	(8)(12)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	8.75%	13.80%		3/17/2027		4,730	4,656	4,640	(5)(8)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		4,316	4,168	4,003	(8)(10)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		—	—	—	(8)(9)(10)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		—	—	—	(8)(9)(10)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						36,087		85	344	(8)(10)
Iris Holding, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.75%	9.53%		6/28/2028		10,945	10,247	9,450	(5)(10)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	L+	6.50%	11.66%		10/29/2027		4,827	4,779	4,658	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	L+	6.50%	11.66%		10/29/2027		235	228	211	(5)(8)(9)
LABL Inc	Office Services & Supplies	First Lien Term Loan	L+	5.00%	9.84%		10/29/2028		16,717	16,122	16,231	(5)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.28%		11/3/2027		13,195	12,156	13,406	(5)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	L+	6.00%	10.84%		1/31/2028		$9,043	$8,897	$8,556	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	L+	6.00%	10.84%		1/31/2028		1,053	984	996	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	L+	6.00%			1/31/2028		—	(16)	(55)	(5)(8)(9)
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	L+	3.50%	8.34%		9/6/2025		6,927	6,668	6,707	(5)
Madison Park Funding LXIII	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.30%		4/21/2035		5,000	5,000	5,000	(5)(10)
Mauser Packaging Solutions Holding Company	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	8.78%		8/14/2026		8,000	7,878	7,950	(5)
Mauser Packaging Solutions Holding Company	Metal, Glass & Plastic Containers	Fixed Rate Bond			7.88%		8/15/2026		2,000	2,000	2,002
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	8.52%		3/1/2029		7,935	7,534	7,485	(5)
Medline Borrower, LP	Health Care Supplies	First Lien Term Loan	L+	3.25%	8.09%		10/23/2028		9,975	9,583	9,739	(5)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		2,304	2,147	2,064	(8)(10)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		—	—	—	(8)(9)(10)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		—	—	—	(8)(9)(10)
Mesoblast, Inc.	Biotechnology	Warrants						66,347		152	81	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						17,058		—	30	(8)(10)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.16%		7/21/2027		2,843	2,768	2,789	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.91%		7/21/2027		5,313	5,207	5,169	(5)(8)
Mitchell International, Inc.	Application Software	First Lien Term Loan	L+	3.75%	8.50%		10/15/2028		2,475	2,340	2,346	(5)
Mitchell International, Inc.	Application Software	Second Lien Term Loan	L+	6.50%	11.34%		10/15/2029		4,000	3,801	3,495	(5)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%	10.66%		2/10/2026		4,621	4,457	4,436	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%	10.66%		2/10/2026		4,979	4,970	4,780	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%			2/10/2026		—	(8)	(90)	(5)(8)(9)
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			4.88%		8/15/2028		2,000	1,758	1,807
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			6.88%		8/15/2028		3,784	3,448	3,251
Nidda BondCo GmbH	Health Care Services	Fixed Rate Bond			7.50%		8/21/2026		€500	422	532	(10)
OCP EURO CLO 2022-6 DAC	Multi-Sector Holdings	CLO Notes	E+	6.06%	8.89%		1/20/2033		€1,500	1,503	1,625	(5)(8)(10)
OCP EURO CLO 2022-6 DAC	Multi-Sector Holdings	CLO Notes	E+	6.87%	9.70%		1/20/2033		€2,000	1,789	1,978	(5)(10)
OEConnection LLC	Application Software	Second Lien Term Loan	SOFR+	7.00%	11.91%		9/25/2027		$5,355	5,272	5,154	(5)(8)
OFSI BSL CLO XI, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.60%	12.23%		7/18/2031		2,500	2,167	2,249	(5)(10)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	12.43%		2/1/2029		15,746	15,363	15,373	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(48)	(47)	(5)(8)(9)
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	9.91%		11/10/2027		4,970	4,752	4,781	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.66%		2/11/2028		13,965	13,589	13,874	(5)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	11.90%		2/15/2029		26,892	25,838	25,859	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			2/15/2029		—	(141)	(138)	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.10%		3/4/2025		5,586	5,478	5,460	(5)(8)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.10%		3/4/2025		643	633	628	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Radiology Partners, Inc.	Health Care Distributors	First Lien Term Loan	L+	4.25%	9.09%		7/9/2025		$6,253	$5,942	$5,071	(5)
Radiology Partners, Inc.	Health Care Distributors	Fixed Rate Bond			9.25%		2/1/2028		861	852	477
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.75%	8.09%		4/7/2030		23,666	22,924	23,058	(5)
RP Escrow Issuer LLC	Health Care Distributors	Fixed Rate Bond			5.25%		12/15/2025		1,089	892	826
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	14.68%		10/7/2026		16,997	16,391	16,358	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(68)	(71)	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						606,357		200	825	(8)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	13.58%		10/7/2030		5,881	5,715	5,722	(5)(8)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%			10/7/2030		—	(26)	(47)	(5)(8)(9)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						761		761	793	(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		7,654	7,281	7,386	(5)(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						79,075		258	524	(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	11.55%		3/24/2028		17,507	16,983	16,983	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	11.65%		3/24/2028		391	348	348	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	6.75%	13.75%		3/24/2028		250	205	205	(5)(8)(9)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	L+	4.75%	9.42%		4/17/2028		12,884	11,947	11,467	(5)(8)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	L+	4.00%	8.84%		10/5/2027		3,225	3,089	3,116	(5)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.41%		4/5/2029		19,496	18,662	18,655	(5)
Sunshine Luxembourg VII Sarl	Personal Care Products	First Lien Term Loan	L+	3.75%	8.91%		10/1/2026		13,499	13,070	13,391	(5)(10)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	12.81%		12/16/2028		33,479	32,523	32,475	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	8.00%	12.75%		12/31/2026		8,238	8,115	7,908	(5)(8)(13)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	8.00%	12.75%		12/31/2026		705	693	674	(5)(8)(9)(13)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	8.00%			12/31/2026		—	—	—	(5)(8)(9)(13)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	8.00%	12.96%		12/31/2026		396	390	380	(5)(8)(13)
Surgery Center Holdings, Inc.	Health Care Facilities	First Lien Term Loan	L+	3.75%	8.46%		8/31/2026		6,290	6,090	6,261	(5)
Tacala, LLC	Restaurants	First Lien Term Loan	L+	3.50%	7.57%		2/5/2027		2,992	2,872	2,945	(5)
Tacala, LLC	Restaurants	Second Lien Term Loan	L+	7.50%	12.34%		2/4/2028		7,310	7,109	6,702	(5)
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.50%		3/30/2029		10,834	9,935	9,886	(5)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	L+	6.00%	10.86%		12/29/2028		8,528	8,387	8,357	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.07%		1/31/2029		8,469	8,304	8,308	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%			1/31/2029		—	(75)	(73)	(5)(8)(9)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	L+	7.45%	12.27%		4/22/2034		1,000	812	875	(5)(10)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			6.50%		2/15/2029		1,750	1,621	1,070	(10)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			4.75%		4/15/2028		2,200	1,921	1,703	(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Wellfleet CLO 2022-2, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	8.56%	12.17%		10/18/2035		$1,500	$1,443	$1,451	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	8.58%		4/30/2025		9,681	8,986	8,857	(5)
WWEX Uni Topco Holdings, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.00%	9.16%		7/26/2028		6,930	6,592	6,729	(5)
Total Non-Control/Non-Affiliate Investments (124.2% of net assets)										$909,773	$900,078
Cash and Cash Equivalents (10.3% of net assets)										$74,925	$74,925
Total Portfolio Investments, Cash and Cash Equivalents (134.5% of net assets)										$984,698	$975,003

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$37,551	€34,949	5/11/2023	Bank of New York Mellon	$(502)
					$(502)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2023
(dollar amounts in thousands)
(unaudited)

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Each of the Company's investments is pledged as collateral under the Company's senior secured credit facilities.
(4)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR" or "L"), the Secured Overnight Financing Rate ("SOFR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2023, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 4.84%, the 90-day LIBOR at 5.16%, the 30-day SOFR at 4.81%, the 90-day SOFR at 4.90%, the SONIA at 3.93%, the 30-day EURIBOR at 2.91%, the 90-day EURIBOR at 2.95% and the 180-day EURIBOR at 2.82%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(6)Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. "€" signifies the investment is denominated in Euros. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.
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
(8)As of March 31, 2023, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2023, qualifying assets represented 77.3% of the Company's total assets and non-qualifying assets represented 22.7% of the Company's total assets.
(11)This investment represents a participation interest in the underlying securities shown.
(12)This investment represents a revenue interest financing term loan in which the Company receives periodic interest payments based on a percentage of revenues earned at the respective portfolio company over the life of the loan.
(13)This investment was renamed during the three months ended March 31, 2023. For periods prior to March 31, 2023, this investment was referenced as PFNY Holdings, LLC.
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	L+	3.75%	6.82%		2/27/2025		$3,984	$3,870	$3,826	(5)
Access CIG, LLC	Diversified Support Services	Second Lien Term Loan	L+	7.75%	10.82%		2/27/2026		4,000	3,982	3,815	(5)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.20%		8/15/2029		10,406	9,881	9,890	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%			8/15/2029		—	(60)	(58)	(5)(8)(9)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	115	(8)(10)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	10.88%		12/23/2029		4,563	4,481	4,403	(5)(8)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	409	(8)
Altice France S.A.	Integrated Telecommunication Services	First Lien Term Loan	L+	4.00%	6.91%		8/14/2026		1,995	1,905	1,815	(5)(10)
Altice France S.A.	Integrated Telecommunication Services	Fixed Rate Bond			5.50%		10/15/2029		3,200	2,685	2,416	(10)
American Auto Auction Group, LLC	Consumer Finance	Second Lien Term Loan	SOFR+	8.75%	12.30%		1/2/2029		6,901	6,776	6,211	(5)(8)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	L+	4.00%	7.12%		6/9/2028		3,990	3,817	3,706	(5)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	L+	6.25%	9.03%		10/20/2028		3,980	3,960	3,738	(5)
Anastasia Parent, LLC	Personal Products	First Lien Term Loan	L+	3.75%	7.42%		8/11/2025		6,912	5,802	5,530	(5)
Apex Group Treasury LLC	Other Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	9.13%		7/27/2028		6,000	5,610	5,865	(5)(10)
APX Group Inc.	Electrical Components & Equipment	First Lien Term Loan	L+	3.50%	6.24%		7/10/2028		1,995	1,881	1,891	(5)(10)
APX Group Inc.	Electrical Components & Equipment	Fixed Rate Bond			5.75%		7/15/2029		275	229	218	(10)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	E+	6.50%			7/14/2026		€—	(280)	—	(5)(8)(9)(10)
ASP Unifrax Holdings, Inc.	Trading Companies & Distributors	First Lien Term Loan	L+	3.75%	7.42%		12/12/2025		$4,098	3,951	3,797	(5)
ASP Unifrax Holdings, Inc.	Trading Companies & Distributors	Fixed Rate Bond			7.50%		9/30/2029		1,200	1,158	794
ASP Unifrax Holdings, Inc.	Trading Companies & Distributors	Fixed Rate Bond			5.25%		9/30/2028		250	222	193
ASP-R-PAC Acquisition Co LLC	Paper Packaging	First Lien Term Loan	L+	6.00%	9.67%		12/29/2027		4,911	4,825	4,798	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper Packaging	First Lien Revolver	L+	6.00%			12/29/2027		—	(10)	(14)	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	8.37%		10/25/2028		4,848	4,577	4,145	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	7.65%		8/19/2028		4,000	3,803	3,423	(5)
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	L+	5.25%	8.37%		1/20/2029		8,500	7,628	6,545	(5)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809		5,693	5,167	(8)
Battery Park CLO II Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	8.36%	12.41%		10/20/2035		1,500	1,326	1,326	(5)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			10.25%		4/19/2027		3,130	3,005	3,007	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			10.25%		4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		1,384	1,384	1,384	(8)(10)(11)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(8)(9)(10)(11)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						12,453		74	58	(8)(10)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	L+	3.00%	6.03%		6/15/2025		7,020	6,780	6,581	(5)
Boxer Parent Company Inc.	Systems Software	First Lien Term Loan	L+	3.75%	6.87%		10/2/2025		7,965	7,644	7,570	(5)
Boxer Parent Company Inc.	Systems Software	Fixed Rate Bond			7.13%		10/2/2025		500	483	491

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
BYJU's Alpha, Inc.	Application Software	First Lien Term Loan	L+	6.00%	8.98%		11/24/2026		$4,975	$4,925	$3,646	(5)(10)
Carvana Co.	Automotive Retail	Fixed Rate Bond			5.63%		10/1/2025		800	696	564	(10)
CCO Holdings LLC	Cable & Satellite	Fixed Rate Bond			4.50%		5/1/2032		1,281	1,064	979	(10)
Cengage Learning, Inc.	Education Services	First Lien Term Loan	L+	4.75%	7.81%		7/14/2026		7,592	7,265	6,893	(5)
CITGO Petroleum Corp.	Oil & Gas Refining & Marketing	First Lien Term Loan	L+	6.25%	9.37%		3/28/2024		3,979	3,950	3,990	(5)
Clear Channel Outdoor Holdings, Inc.	Advertising	First Lien Term Loan	L+	3.50%	6.31%		8/21/2026		6,969	6,438	6,246	(5)(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			5.13%		8/15/2027		726	627	614	(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			7.75%		4/15/2028		174	167	132	(10)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		4,527	4,502	3,710
Convergeone Holdings, Inc.	IT Consulting & Other Services	First Lien Term Loan	L+	5.00%	8.12%		1/4/2026		4,974	4,534	3,589	(5)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	7.65%		9/20/2029		7,589	7,134	7,108	(5)
Dealer Tire, LLC	Distributors	First Lien Term Loan	L+	4.25%	7.37%		12/12/2025		3,985	3,833	3,893	(5)
Delivery Hero FinCo LLC	Internet & Direct Marketing Retail	First Lien Term Loan	SOFR+	5.75%	8.49%		8/12/2027		4,988	4,890	4,757	(5)(10)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			10.00%		8/31/2029		3,303	3,303	3,303	(8)(9)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330		330	330	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25		—	—	(8)(10)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	L+	5.00%	8.12%		8/2/2027		7,623	7,321	7,120	(5)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			5.88%		8/15/2027		750	670	648
Domtar Corp	Paper Products	First Lien Term Loan	L+	5.50%	8.26%		11/30/2028		2,977	2,953	2,847	(5)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	7.33%		4/26/2029		8,000	7,739	7,616	(5)
Eagle Parent Corp.	Industrial Machinery	First Lien Term Loan	SOFR+	4.25%	7.80%		4/1/2029		2,985	2,916	2,912	(5)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		10,403	10,260	10,216	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	3	—	(8)(9)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	L+	3.75%	7.44%		10/8/2027		1,995	1,953	1,864	(5)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		4,017	3,493	3,164	(10)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	L+	5.00%	7.94%		8/11/2028		4,967	4,793	4,024	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.04%		6/21/2027		17,684	17,350	17,374	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		—	(67)	(62)	(5)(8)(9)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(33)	(31)	(5)(8)(9)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	8.38%		4/9/2029		8,550	8,197	7,813	(5)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	9.49%		8/18/2028		15,164	14,904	14,899	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%			8/18/2028		—	—	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			8/18/2028		—	(25)	(25)	(5)(8)(9)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan					2/15/2031		5,129	5,129	5,129	(8)(11)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	8.75%	12.45%		3/17/2027		4,768	4,682	4,682	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		$4,316	$4,149	$4,057	(8)(10)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		—	—	—	(8)(9)(10)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						36,087		85	385	(8)(10)
Iris Holding, Inc.	Metal & Glass Containers	First Lien Term Loan	SOFR+	4.75%	7.89%		6/28/2028		8,000	7,478	7,376	(5)(10)
Jamestown CLO XII Ltd.	Multi-Sector Holdings	CLO Notes	L+	7.00%	9.71%		4/20/2032		500	389	410	(5)(10)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	L+	6.50%	10.17%		10/29/2027		4,852	4,803	4,755	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	L+	6.50%	10.17%		10/29/2027		117	111	104	(5)(8)(9)
KKR Apple Bidco, LLC	Airport Services	First Lien Term Loan	SOFR+	4.00%	7.06%		9/22/2028		3,000	2,970	2,949	(5)
LABL Inc	Office Services & Supplies	First Lien Term Loan	L+	5.00%	8.12%		10/29/2028		8,786	8,366	7,971	(5)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	L+	6.00%	9.12%		1/31/2028		9,134	8,972	8,883	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	L+	6.00%	9.12%		1/31/2028		812	794	784	(5)(8)(9)
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	L+	3.25%	6.37%		9/6/2025		6,964	6,650	6,462	(5)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	6.36%		3/1/2029		6,983	6,561	6,388	(5)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		2,284	2,105	2,039	(8)(10)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		—	—	—	(8)(9)(10)
Mesoblast, Inc.	Biotechnology	Warrants						66,347		152	54	(8)(10)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	9.75%		7/21/2027		8,197	8,006	7,911	(5)(8)
Mitchell International, Inc.	Application Software	Second Lien Term Loan	L+	6.50%	9.57%		10/15/2029		4,000	3,786	3,690	(5)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%	9.17%		2/10/2026		4,149	4,076	4,033	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	L+	5.50%			2/10/2026		—	(13)	(134)	(5)(8)(9)
NFP Corp.	Other Diversified Financial Services	Fixed Rate Bond			6.88%		8/15/2028		2,284	2,155	1,785
Nidda BondCo GmbH	Health Care Services	Fixed Rate Bond			3.50%		9/30/2024		€500	462	446	(10)
OEConnection LLC	Application Software	Second Lien Term Loan	L+	7.00%	10.05%		9/25/2027		$5,355	5,263	5,154	(5)(8)
OFSI BSL CLO XI, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.60%	9.12%		7/18/2031		2,500	2,156	2,265	(5)(10)
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	8.13%		11/10/2027		1,995	1,936	1,899	(5)
Peloton Interactive, Inc.	Leisure Products	First Lien Term Loan	SOFR+	6.50%	8.35%		5/25/2027		7,980	7,674	7,813	(5)(10)
PetSmart LLC	Specialty Stores	First Lien Term Loan	L+	3.75%	6.87%		2/11/2028		1,995	1,875	1,895	(5)
PFNY Holdings, LLC	Leisure Facilities	First Lien Term Loan	L+	7.00%	9.28%		12/31/2026		8,279	8,139	8,196	(5)(8)
PFNY Holdings, LLC	Leisure Facilities	First Lien Term Loan	L+	7.00%	9.25%		12/31/2026		705	692	697	(5)(8)(9)
PFNY Holdings, LLC	Leisure Facilities	First Lien Revolver	L+	7.00%			12/31/2026		—	(7)	(4)	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery	First Lien Term Loan	SOFR+	8.50%	10.01%		3/4/2025		6,387	6,235	6,259	(5)(8)
Radiology Partners Inc.	Health Care Distributors	First Lien Term Loan	L+	4.25%	7.33%		7/9/2025		6,253	5,873	5,297	(5)
Radiology Partners Inc.	Health Care Distributors	Fixed Rate Bond			9.25%		2/1/2028		1,950	1,938	1,275
Renaissance Holding Corp.	Diversified Banks	First Lien Term Loan	L+	3.25%	6.37%		5/30/2025		2,238	2,134	2,135	(5)
RP Escrow Issuer LLC	Health Care Distributors	Fixed Rate Bond			5.25%		12/15/2025		333	306	276
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	L+	4.75%	7.49%		4/17/2028		6,430	6,223	6,108	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2022
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	L+	4.00%	7.12%		10/5/2027		$3,242	$3,096	$3,076	(5)
SPX Flow, Inc.	Industrial Machinery	First Lien Term Loan	SOFR+	4.50%	7.63%		4/5/2029		9,500	9,105	8,823	(5)
Surgery Center Holdings, Inc.	Health Care Facilities	First Lien Term Loan	L+	3.75%	6.51%		8/31/2026		6,977	6,724	6,639	(5)
Tacala, LLC	Restaurants	Second Lien Term Loan	L+	7.50%	10.62%		2/4/2028		7,310	7,090	6,725	(5)
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.15%		3/30/2029		8,834	8,039	7,949	(5)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	L+	6.00%	9.12%		12/29/2028		8,571	8,417	8,400	(5)(8)
Uniti Group LP	Specialized REITs	Fixed Rate Bond			6.50%		2/15/2029		1,750	1,613	1,177	(10)
Uniti Group LP	Specialized REITs	Fixed Rate Bond			4.75%		4/15/2028		2,200	1,899	1,743	(10)
Vertiv Group Corporation	Electrical Components & Equipment	Fixed Rate Bond			4.13%		11/15/2028		1,500	1,258	1,210	(10)
Wellfleet CLO 2022-2, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	8.56%	12.17%		10/18/2035		1,500	1,440	1,440	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	6.56%		4/30/2025		5,730	5,388	5,147	(5)
WWEX Uni Topco Holdings, LLC	Air Freight & Logistics	First Lien Term Loan	L+	4.00%	7.67%		7/26/2028		6,965	6,585	6,363	(5)
Zayo Group Holdings, Inc.	Alternative Carriers	First Lien Term Loan	L+	3.00%	6.12%		3/9/2027		7,000	6,467	5,882	(5)
Zayo Group Holdings, Inc.	Alternative Carriers	Fixed Rate Bond			4.00%		3/1/2027		1,700	1,427	1,368
Total Non-Control/Non-Affiliate Investments (116.9% of net assets)										$444,725	$428,556
Cash and Cash Equivalents (15.9% of net assets)										$58,443	$58,443
Total Portfolio Investments, Cash and Cash Equivalents (132.8% of net assets)										$503,168	$486,999

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
(11)This investment represents a revenue interest financing term loan in which the Company receives periodic interest payments based on a percentage of revenues earned at the respective portfolio company over the life of the loan.

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

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of March 31, 2023, the Company has issued and sold 22,251,730 Class I shares for an aggregate purchase price of $535.3 million of which $100.0 million was purchased by an affiliate of the Adviser. As of March 31, 2023, the Company has issued and sold 8,470,745 Class S shares for an aggregate purchase price of $200.0 million.

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
Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The consolidated subsidiaries are wholly-owned and, as such, consolidated into the consolidated financial

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
statements. The assets of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statement of Assets and Liabilities as investments at fair value.

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
The fair value of the Company's investments as of March 31, 2023 and September 30, 2022 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax liability," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "dividends payable," "base management fee and incentive fee payable," "interest payable," "payables from unsettled transactions" and "due to affiliates" approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2023 and September 30, 2022, there were no investments on non-accrual status.
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
For the three and six months ended March 31, 2023, the Company incurred organization costs of zero and $4, respectively. For the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022, the Company did not incur any organization costs. As of March 31, 2023 and September 30, 2022, $1,025 and $2,132, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three and six months ended March 31, 2023, the Company amortized offering costs of $944 and $1,792, respectively.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur a U.S. federal excise tax for calendar year 2022 and does not expect to incur a U.S. federal excise tax for calendar year 2023.

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

Note 3. Portfolio Investments
Portfolio Composition
As of March 31, 2023, the fair value of the Company's investment portfolio was $900.1 million and was composed of investments in 104 portfolio companies. As of September 30, 2022, the fair value of the Company's investment portfolio was $428.6 million and was composed of investments in 81 portfolio companies.
As of March 31, 2023 and September 30, 2022, the Company's investment portfolio consisted of the following:

	March 31, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$843,319	92.70%	$415,550	93.44%
Subordinated Debt	57,253	6.29%	22,136	4.98%
Preferred Equity	6,023	0.66%	6,023	1.35%
Common Equity and Warrants	3,178	0.35%	1,016	0.23%
Total	$909,773	100.00%	$444,725	100.00%

	March 31, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$833,964	92.66%	115.05%	$402,658	93.96%	109.80%
Subordinated Debt	56,978	6.33%	7.86%	19,378	4.52%	5.28%
Preferred Equity	5,081	0.56%	0.70%	5,497	1.28%	1.50%
Common Equity and Warrants	4,055	0.45%	0.56%	1,023	0.24%	0.28%
Total	$900,078	100.00%	124.17%	$428,556	100.00%	116.86%

The composition of the Company's debt investments as of March 31, 2023 and September 30, 2022 by floating rates and fixed rates was as follows:

	March 31, 2023		September 30, 2022
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$815,771	91.56%	$369,698	87.60%
Fixed rate	75,171	8.44%	52,338	12.40%
Total	$890,942	100.00%	$422,036	100.00%

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

	March 31, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
United States	$784,739	86.24%	$404,169	90.88%
United Kingdom	33,387	3.67%	(280)	(0.06)%
France	23,091	2.54%	4,590	1.03%
Luxembourg	21,616	2.38%	—	—%
Costa Rica	12,283	1.35%	10,263	2.31%
Chile	12,156	1.34%	—	—%
Switzerland	10,134	1.11%	10,096	2.27%
Netherlands	9,418	1.04%	—	—%
Cayman Islands	2,527	0.28%	—	—%
Germany	422	0.05%	5,352	1.20%
Ireland	—	—%	5,610	1.26%
India	—	—%	4,925	1.11%
Total	$909,773	100.00%	$444,725	100.00%

	March 31, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$770,614	85.61%	106.33%	$389,448	90.88%	106.20%
United Kingdom	34,674	3.85%	4.78%	—	—%	—%
France	23,493	2.61%	3.24%	4,231	0.99%	1.15%
Luxembourg	22,563	2.51%	3.11%	—	—%	—%
Chile	13,406	1.49%	1.85%	—	—%	—%
Costa Rica	11,876	1.32%	1.64%	10,216	2.38%	2.79%
Netherlands	10,323	1.15%	1.42%	—	—%	—%
Switzerland	9,880	1.10%	1.36%	9,947	2.32%	2.71%
Cayman Islands	2,717	0.30%	0.37%	—	—%	—%
Germany	532	0.06%	0.07%	5,203	1.21%	1.42%
Ireland	—	—%	—%	5,865	1.37%	1.60%
India	—	—%	—%	3,646	0.85%	0.99%
Total	$900,078	100.00%	124.17%	$428,556	100.00%	116.86%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2023 and September 30, 2022 was as follows:

	March 31, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Application Software	$85,545	9.40%	$45,532	10.21%
Health Care Technology	57,553	6.33%	30,001	6.75%
Education Services	43,041	4.73%	15,462	3.48%
Health Care Distributors	35,175	3.87%	25,017	5.63%
Aerospace & Defense	34,683	3.81%	5,388	1.21%
Integrated Telecommunication Services	32,982	3.63%	10,036	2.26%
Other Specialty Retail	32,725	3.60%	—	—%
Auto Parts & Equipment	32,523	3.57%	—	—%
Multi-Sector Holdings	32,474	3.57%	5,311	1.19%
Distributors	31,672	3.48%	12,702	2.86%
Property & Casualty Insurance	31,471	3.46%	11,431	2.57%
Systems Software	29,240	3.21%	19,190	4.32%
Diversified Support Services	28,976	3.18%	15,858	3.57%
Pharmaceuticals	24,795	2.73%	4,463	1.00%
Industrial Machinery & Supplies & Components	24,773	2.72%	—	—%
Diversified Financial Services	21,729	2.39%	—	—%
Metal, Glass & Plastic Containers	20,125	2.21%	—	—%
Personal Care Products	18,842	2.07%	—	—%
Health Care Services	18,819	2.07%	6,685	1.50%
Health Care Supplies	17,970	1.98%	8,417	1.89%
Trading Companies & Distributors	17,536	1.93%	5,331	1.20%
Biotechnology	17,311	1.90%	12,353	2.78%
Hotels, Resorts & Cruise Lines	17,208	1.89%	17,250	3.88%
Environmental & Facilities Services	16,670	1.83%	4,914	1.10%
Diversified Metals & Mining	16,628	1.83%	3,817	0.86%
Cable & Satellite	16,508	1.81%	9,055	2.04%
Office Services & Supplies	16,122	1.77%	8,366	1.88%
Insurance Brokers	12,911	1.42%	(280)	(0.06)%
Passenger Airlines	12,156	1.34%	—	—%
Restaurants	9,981	1.10%	7,090	1.59%
Specialized Finance	9,583	1.05%	3,635	0.82%
Soft Drinks & Non-alcoholic Beverages	9,418	1.04%	—	—%
Leisure Facilities	9,198	1.01%	8,824	1.98%
Health Care Facilities	9,179	1.01%	9,820	2.21%
Research & Consulting Services	8,881	0.98%	7,739	1.74%
Advertising	7,108	0.78%	7,232	1.63%
Consumer Finance	6,786	0.75%	6,776	1.52%
Electronic Components	6,668	0.73%	6,650	1.50%
Air Freight & Logistics	6,592	0.72%	6,585	1.48%
Real Estate Development	5,761	0.63%	—	—%
Paper & Plastic Packaging Products & Materials	4,800	0.53%	—	—%
Leisure Products	4,783	0.53%	12,467	2.80%
Internet Services & Infrastructure	4,752	0.52%	1,936	0.44%
IT Consulting & Other Services	4,578	0.50%	4,534	1.02%
Other Specialized REITs	3,542	0.39%	—	—%
Industrial Machinery	—	—%	18,256	4.11%
Alternative Carriers	—	—%	7,894	1.78%
Other Diversified Financial Services	—	—%	7,765	1.75%
Metal & Glass Containers	—	—%	7,478	1.68%
Data Processing & Outsourced Services	—	—%	6,780	1.52%
Personal Products	—	—%	5,802	1.30%
Internet & Direct Marketing Retail	—	—%	4,890	1.10%
Paper Packaging	—	—%	4,815	1.08%
Oil & Gas Refining & Marketing	—	—%	3,950	0.89%
Specialized REITs	—	—%	3,512	0.79%
Electrical Components & Equipment	—	—%	3,368	0.76%
Airport Services	—	—%	2,970	0.67%
Paper Products	—	—%	2,953	0.66%
Diversified Banks	—	—%	2,134	0.48%
Specialty Stores	—	—%	1,875	0.42%
Automotive Retail	—	—%	696	0.16%
Total	$909,773	100.00%	$444,725	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$84,058	9.31%	11.59%	$43,357	10.12%	11.84%
Health Care Technology	55,611	6.18%	7.67%	29,636	6.92%	8.08%
Education Services	42,305	4.70%	5.84%	14,706	3.43%	4.01%
Aerospace & Defense	34,578	3.84%	4.77%	5,147	1.20%	1.40%
Multi-Sector Holdings	33,795	3.75%	4.66%	5,441	1.27%	1.48%
Health Care Distributors	33,484	3.72%	4.62%	23,623	5.51%	6.44%
Other Specialty Retail	33,109	3.68%	4.57%	—	—%	—%
Auto Parts & Equipment	32,475	3.61%	4.48%	—	—%	—%
Integrated Telecommunication Services	31,747	3.53%	4.38%	9,259	2.16%	2.52%
Distributors	31,396	3.49%	4.33%	12,443	2.90%	3.39%
Property & Casualty Insurance	30,665	3.41%	4.23%	9,968	2.33%	2.72%
Diversified Support Services	28,756	3.19%	3.97%	15,552	3.63%	4.24%
Systems Software	28,465	3.16%	3.93%	18,159	4.24%	4.95%
Pharmaceuticals	25,753	2.86%	3.55%	4,449	1.04%	1.21%
Industrial Machinery & Supplies & Components	24,743	2.75%	3.41%	—	—%	—%
Diversified Financial Services	22,170	2.46%	3.06%	—	—%	—%
Metal, Glass & Plastic Containers	19,402	2.16%	2.68%	—	—%	—%
Personal Care Products	18,874	2.10%	2.60%	—	—%	—%
Health Care Services	18,467	2.05%	2.55%	6,554	1.53%	1.79%
Health Care Supplies	18,096	2.01%	2.50%	8,400	1.96%	2.29%
Trading Companies & Distributors	17,536	1.95%	2.42%	4,784	1.12%	1.30%
Hotels, Resorts & Cruise Lines	17,167	1.91%	2.37%	17,281	4.03%	4.71%
Biotechnology	16,903	1.88%	2.33%	12,040	2.81%	3.28%
Diversified Metals & Mining	16,832	1.87%	2.32%	3,706	0.86%	1.01%
Environmental & Facilities Services	16,551	1.84%	2.28%	4,859	1.13%	1.32%
Cable & Satellite	16,542	1.84%	2.28%	8,747	2.04%	2.39%
Office Services & Supplies	16,231	1.80%	2.24%	7,971	1.86%	2.17%
Insurance Brokers	14,003	1.56%	1.93%	—	—%	—%
Passenger Airlines	13,406	1.49%	1.85%	—	—%	—%
Soft Drinks & Non-alcoholic Beverages	10,323	1.15%	1.42%	—	—%	—%
Specialized Finance	9,773	1.09%	1.35%	3,635	0.85%	0.99%
Restaurants	9,647	1.07%	1.33%	6,725	1.57%	1.83%
Health Care Facilities	9,377	1.04%	1.29%	9,715	2.27%	2.65%
Leisure Facilities	8,962	1.00%	1.24%	8,889	2.07%	2.42%
Research & Consulting Services	8,577	0.95%	1.18%	7,616	1.78%	2.08%
Advertising	7,129	0.79%	0.98%	6,992	1.63%	1.91%
Air Freight & Logistics	6,729	0.75%	0.93%	6,363	1.48%	1.74%
Electronic Components	6,707	0.75%	0.93%	6,462	1.51%	1.76%
Real Estate Development	5,490	0.61%	0.76%	—	—%	—%
Consumer Finance	5,096	0.57%	0.70%	6,211	1.45%	1.69%
Internet Services & Infrastructure	4,781	0.53%	0.66%	1,899	0.44%	0.52%
Paper & Plastic Packaging Products & Materials	4,613	0.51%	0.64%	—	—%	—%
Leisure Products	3,960	0.44%	0.55%	11,837	2.76%	3.23%
IT Consulting & Other Services	3,021	0.34%	0.42%	3,589	0.84%	0.98%
Other Specialized REITs	2,773	0.31%	0.38%	—	—%	—%
Industrial Machinery	—	—%	—%	17,994	4.20%	4.91%
Other Diversified Financial Services	—	—%	—%	7,650	1.79%	2.09%
Metal & Glass Containers	—	—%	—%	7,376	1.72%	2.01%
Alternative Carriers	—	—%	—%	7,250	1.69%	1.98%
Data Processing & Outsourced Services	—	—%	—%	6,581	1.54%	1.79%
Personal Products	—	—%	—%	5,530	1.29%	1.51%
Paper Packaging	—	—%	—%	4,784	1.12%	1.30%
Internet & Direct Marketing Retail	—	—%	—%	4,757	1.11%	1.30%
Oil & Gas Refining & Marketing	—	—%	—%	3,990	0.93%	1.09%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Electrical Components & Equipment	$—	—%	—%	$3,319	0.77%	0.91%
Airport Services	—	—%	—%	2,949	0.69%	0.80%
Specialized REITs	—	—%	—%	2,920	0.68%	0.80%
Paper Products	—	—%	—%	2,847	0.66%	0.78%
Diversified Banks	—	—%	—%	2,135	0.50%	0.58%
Specialty Stores	—	—%	—%	1,895	0.44%	0.52%
Automotive Retail	—	—%	—%	564	0.13%	0.15%
Total	$900,078	100.00%	124.17%	$428,556	100.00%	116.86%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$441,117	$392,847	$833,964
Subordinated debt	—	48,629	8,349	56,978
Common equity and warrants	—	—	4,055	4,055
Preferred equity	—	—	5,081	5,081
Total investments at fair value	$—	$489,746	$410,332	$900,078
Derivative liability	$—	$502	$—	$502
Total liabilities at fair value	$—	$502	$—	$502
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
The principal value of the borrowings outstanding under the ING Credit Agreement (as defined below) and the JPM Loan and Security Agreement (as defined below) approximates fair value due to its variable rate and is included in Level 3 of the hierarchy.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from December 31, 2022 to March 31, 2023, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2022	$285,703	$6,606	$5,195	$3,557	$301,061
Purchases	108,414	—	—	—	108,414
Sales and repayments	(3,093)	—	—	—	(3,093)
Transfers in (a)	—	1,547	—	—	1,547
Capitalized PIK interest income	443	118	—	—	561
Accretion of OID	561	1	—	—	562
Net unrealized appreciation (depreciation)	819	77	(114)	498	1,280
Fair value as of March 31, 2023	$392,847	$8,349	$5,081	$4,055	$410,332
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2023	$819	$77	$(114)	$498	$1,280
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended March 31, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from September 30, 2022 to March 31, 2023, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2022	$153,069	$3,303	$5,497	$1,023	$162,892
Purchases	241,049	4,806	—	2,162	248,017
Sales and repayments	(3,538)	—	—	—	(3,538)
Transfers in (a)	3,815	—	—	—	3,815
Capitalized PIK interest income	970	118	—	—	1,088
Accretion of OID	951	1	—	—	952
Net unrealized appreciation (depreciation)	(3,469)	121	(416)	870	(2,894)
Fair value as of March 31, 2023	$392,847	$8,349	$5,081	$4,055	$410,332
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2023	$(3,471)	$121	$(416)	$870	$(2,896)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the six months ended March 31, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of March 31, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$333,007	Market Yield	Market Yield	(b)	11.0%	-	21.0%	13.1%
	26,498	Transaction Precedent	NA	(c)	N/A	-	N/A	N/A
	33,342	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	6,724	Market Yield	Market Yield	(b)	9.0%	-	11.0%	10.0%
	1,625	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Common equity and warrants & preferred equity	1,815	Enterprise Value	Revenue Multiple	(e)	0.4x	-	4.2x	0.2x
	6,989	Enterprise Value	EBITDA Multiple	(e)	6.0x	-	14.0x	12.2x
	332	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$410,332
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 4. Fee Income
For the three and six months ended March 31, 2023, the Company recorded total fee income of $141 and $228, respectively, of which $99 and $161, respectively, was recurring in nature. For the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022, the Company recorded total fee income of $18 and $20, respectively, all of which was recurring in nature. Recurring fee income consisted of servicing fees and certain exit fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2023:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2022	15,628	$156	$380,646	$(14,075)	$366,727
Issuance of Common Shares	5,536	55	129,653	—	129,708
Issuance of Common Shares under dividend reinvestment plan	78	1	1,831	—	1,832
Net investment income	—	—	—	10,097	10,097
Net unrealized appreciation (depreciation)	—	—	—	(2,842)	(2,842)
Net realized gains (losses)	—	—	—	(660)	(660)
Provision for income tax (expense) benefit	—	—	—	(51)	(51)
Distributions to shareholders	—	—	—	(11,356)	(11,356)
Balance at December 31, 2022	21,242	212	512,130	(18,887)	493,455
Issuance of Common Shares	9,589	97	225,285	—	225,382
Issuance of Common Shares under dividend reinvestment plan	120	1	2,822	—	2,823
Net investment income	—	—	—	11,804	11,804
Net unrealized appreciation (depreciation)	—	—	—	8,054	8,054
Net realized gains (losses)	—	—	—	(1,741)	(1,741)
Provision for income tax (expense) benefit	—	—	—	(54)	(54)
Distributions to shareholders	—	—	—	(14,863)	(14,863)
Balance at March 31, 2023	30,951	$310	$740,237	$(15,687)	$724,860

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table presents the changes in net assets for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022:

	Common Shares
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Capital contribution	1,000	$10	$24,990	$—	$25,000
Net investment income	—	—	—	75	75
Net unrealized appreciation (depreciation)	—	—	—	(3)	(3)
Balance at December 31, 2021	1,000	10	24,990	72	25,072
Capital contributions	3,000	30	74,970	—	75,000
Net investment income	—	—	—	880	880
Net unrealized appreciation (depreciation)	—	—	—	(19)	(19)
Net realized gains (losses)	—	—	—	8	8
Provision for income tax (expense) benefit	—	—	—	(1)	(1)
Distributions to shareholders	—	—	—	(768)	(768)
Balance at March 31, 2022	4,000	$40	$99,960	$172	$100,172
Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class S and Class D common shares of beneficial interest at $0.01 per share par value. As of March 31, 2023, the Company has issued and sold 22,251,730 Class I shares for an aggregate purchase price of $535.3 million. As of March 31, 2023, the Company has issued and sold 8,470,745 Class S shares for an aggregate purchase price of $200.0 million. As of March 31, 2023, the Company has issued 126,542 Class I shares and 101,724 Class S shares pursuant to its distribution reinvestment plan.
The following table summarizes transactions in common shares of beneficial interest for the six months ended March 31, 2023:

	Shares	Amount
Class I
Issuance of Common Shares	9,233,040	$216,728
Issuance of Common Shares under dividend reinvestment plan	105,206	2,467
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	9,338,246	$219,195
Class S
Issuance of Common Shares	5,890,761	$138,362
Issuance of Common Shares under dividend reinvestment plan	93,306	2,188
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,984,067	$140,550
Total net increase (decrease)	15,322,313	$359,745
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

	Class I Shares	Class S Shares
May 31, 2022	$24.32	—
June 30, 2022	$23.71	—
July 31, 2022	$23.98	$23.98
August 31, 2022	$24.03	$24.03
September 30, 2022	$23.47	$23.47
October 31, 2022	$23.33	$23.33
November 30, 2022	$23.46	$23.46
December 31, 2022	$23.23	$23.23
January 31, 2023	$23.64	$23.64
February 28, 2023	$23.56	$23.56
March 31, 2023	$23.42	$23.42
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding Common Shares. The following table presents distributions that were declared during the six months ended March 31, 2023:

			Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
			$1.1700	$20,564

			Class S
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
			$1.0704	$5,655
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
Through March 31, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the six months ended March 31, 2023:

	Class I		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income	$1.1162	$19,399	$0.9024	$4,614
Distributions in excess of net investment income	0.0538	1,165	0.1680	1,041
Total	$1.1700	$20,564	$1.0704	$5,655
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
On September 12, 2022, the Company’s initial tender offer under its share repurchase program expired, on December 13, 2022, the Company's tender offer conducted during the quarter ended December 31, 2022 under its share repurchase program expired, and on March 15, 2023, the Company’s tender offer conducted during the quarter ended March 31, 2023 under its share repurchase program expired. There were no share repurchases during the six months ended March 31, 2023.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2023 and September 30, 2022, the Company had $120.0 million and $75.0 million outstanding under the ING Credit Agreement. For the six months ended March 31, 2023, the Company’s borrowings under the ING Credit Agreement bore interest at a weighted average rate of 6.21%. For the period from December 10, 2021 (commencement of operations) to March 31, 2022, the Company’s borrowings under the ING Facility bore interest at a weighted average rate of 4.38%. The Company recorded $3,212 and $6,018 of interest expense (inclusive of fees), respectively, related to the ING Credit Agreement for the three and six months ended March 31, 2023. The Company recorded $65 of interest expense (inclusive of fees) related to the ING Facility for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022.

JPM SPV Facility

On February 24, 2023 (the “JPM Closing Date”), the Company entered into a loan and security agreement (the “JPM
Loan and Security Agreement”) among OSCF Lending SPV, LLC (“OSCF Lending SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, pursuant to which JPM has agreed to extend credit to OSCF Lending SPV in an aggregate principal amount up to $150 million (the “JPM Maximum Commitment”) at any one time outstanding.

The JPM Loan and Security Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “JPM Availability Period”) and a stated maturity date that is five years after the JPM Closing Date. Subject to certain conditions, including consent of the lenders and JPM, as administrative agent, at any time during the JPM Availability Period, OSCF Lending SPV may propose one or more increases in the JPM Maximum Commitment up to an amount not to exceed $500 million. Borrowings under the JPM Loan and Security Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to the forward-looking term rate with a three-month tenor, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator), and as published by CME Group Benchmark Administration Limited (or a successor administrator), plus 2.95%.

The obligations of OSCF Lending SPV under the JPM Loan and Security Agreement are secured by all of the assets held by OSCF Lending SPV, including certain loans sold or to be sold or transferred or to be transferred by the Company to OSCF Lending SPV (such loans, the “Loans”) pursuant to the terms of the Sale and Participation Agreement, dated as of the JPM Closing Date (the “JPM Sale Agreement” and, together with the JPM Loan and Security Agreement, the “JPM Agreements”), between OSCF Lending SPV, as buyer, and the Company, as seller, pursuant to which the Company will sell Loans to OSCF Lending SPV from time to time. Under the Agreements, the Company and OSCF Lending SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities.

Borrowings under the JPM Loan and Security Agreement are subject to various covenants under the JPM Agreements as well as the asset coverage requirement contained in the Investment Company Act of 1940, as amended.

As of March 31, 2023, OSCF Lending SPV had $30.0 million outstanding under the JPM Loan and Security Agreement. For the three and six months ended March 31, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 7.80%. The Company recorded $361 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three and six months ended March 31, 2023.

Secured Borrowings

As of March 31, 2023 and September 30, 2022, there were no secured borrowings outstanding. The Company did not record any interest expense in connection with secured borrowings for the three and six months ended March 31, 2023. The Company recorded $248 and $256 of interest expense in connection with secured borrowings for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for three months ended March 31, 2023 and 2022, six months ended March 31, 2023 and the period from December 10, 2021 (commencement of operations) to March 31, 2022:

	Three months ended March 31, 2023	Three months ended March 31, 2022	Six months ended March 31, 2023	For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Net increase (decrease) in net assets resulting from operations	$18,063	$868	$24,607	$940
Net unrealized (appreciation) depreciation	(8,054)	19	(5,212)	22
Other book/tax differences	1,018	—	596	1
Taxable income (1)	$11,027	$887	$19,991	$963
__________________
(1)The Company's taxable income for the three and six months ended March 31, 2023 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2023. The final taxable income may be different than the estimate.
For the three months ended March 31, 2023, the Company recognized a total provision for income tax expense of $54, which was comprised of a current tax expense of $67 and a deferred income tax benefit of $13 that resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
For the six months ended March 31, 2023, the Company recognized a total provision for income tax expense of $105, which was comprised of a current tax expense of $123 and a deferred income tax benefit of $18 that resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company's total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering. For the three months ended March 31, 2023, base management fees were $1,970. For the six months ended March 31, 2023, base management fees were $3,366, of which $877 was waived.
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

For the three months ended March 31, 2023, the Investment Income Incentive Fee was $1,733. For the six months ended March 31, 2023, the Investment Income Incentive Fee was $2,973, of which $765 was waived.

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

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2023, there was no accrued Capital Gains Incentive Fee.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the three months ended March 31, 2023, the Company incurred $364 of expenses under the Administration Agreement of which $300 was included in administrator expense and $64 was included in general and administrative expenses on the Consolidated Statements of Operations. For the six months ended March 31, 2023, the Company incurred $540 of expenses under the Administration Agreement of which $444 was included in administrator expense, $88 was included in general and administrative expenses and $8 was included in organization expenses and amortization of offering costs on the Consolidated Statements of Operations. For the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022, the Company incurred $30 of expenses under the Administration Agreement, of which $24 was included in administrator expense on the Consolidated Statements of Operations.

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

Distribution and Servicing Plan

Effective as of February 3, 2022, the Company established a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Distribution Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—%
Class S shares	0.85%
Class D shares	0.25%

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.

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

Broker eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

For the three and six months ended March 31, 2023, the Company recorded distribution and shareholder servicing fees of $328 and $527, respectively, all of which were attributable to Class S shares. The Company did not record any distribution and shareholder servicing fees for the three and six months ended March 31, 2022.

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

For the six months ended March 31, 2023, the Adviser made Expense Payments in the amount of $852. For the six months ended March 31, 2023, the Adviser waived its right to receive a Reimbursement Payment from the Company and as of March 31, 2023 no Reimbursement Payments were made to the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

(Share amounts in thousands)	For the three months ended March 31, 2023		Three months ended March 31, 2022	For the six months ended March 31, 2023		For the period from December 10, 2021 (commencement of operations) to March 31, 2022
	Class I	Class S	Class I	Class I	Class S	Class I
Net asset value at beginning of period	$23.23	$23.23	$25.07	$23.47	$23.47	$25.00
Net investment income (1)	0.45	0.40	0.36	0.99	0.89	0.45
Net unrealized appreciation (depreciation) (1)(2)	0.37	0.37	(0.07)	0.22	0.22	(0.09)
Net realized gains (losses) (1)	(0.06)	(0.06)	—	(0.09)	(0.09)	—
Net increase (decrease) in net assets resulting from operations	0.76	0.71	0.29	1.12	1.02	0.36
Distributions of net investment income to shareholders	(0.52)	(0.35)	(0.32)	(1.12)	(0.90)	(0.32)
Distributions in excess of net investment income	(0.05)	(0.17)	—	(0.05)	(0.17)	—
Net asset value at end of period	$23.42	$23.42	$25.04	$23.42	$23.42	$25.04
Total return (3)	3.28%	3.06%	1.16%	4.88%	4.43%	1.44%
Common shares outstanding at beginning of the period or the commencement date	16,690	4,552	1,000	13,040	2,588	1,000
Common shares outstanding at end of period	22,379	8,572	4,000	22,379	8,572	4,000
Net assets at the beginning of the period or the commencement date	$387,720	$105,735	$25,072	$305,989	$60,738	$25,000
Net assets at end of period	$524,123	$200,737	$100,172	$524,123	$200,737	$100,172
Average net assets (4)	$478,071	$155,948	$60,655	$415,419	$124,584	$53,659
Ratio of net investment income to average net assets (5)	1.91%	1.70%	1.45%	4.16%	3.70%	1.78%
Ratio of total expenses to average net assets (5)(7)	1.54%	1.74%	0.99%	3.11%	3.53%	1.14%
Ratio of net expenses to average net assets (5)	1.54%	1.74%	0.99%	2.64%	3.11%	1.14%
Ratio of portfolio turnover to average investments at fair value (5)	8.81%	8.81%	10.50%	16.28%	16.28%	15.75%
Weighted average outstanding debt	$177,444	$177,444	$35,799	$166,154	$166,154	$29,213
Average debt per share (1)	$6.61	$6.61	$14.82	$7.25	$7.25	$13.67
Asset coverage ratio (6)	581.63%	581.63%	300.34%	581.63%	581.63%	300.34%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation on investments for the three months ended March 31, 2023 and 2022, the six months ended March 31, 2023 and the period from December 10, 2021 (commencement of operations) to March 31, 2022 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)
Financial results for the three months ended March 31, 2023 and 2022, the six months ended March 31, 2023 and the period from December 10, 2021 (commencement of operations) to March 31, 2022 have not been annualized for purposes of this ratio.

(6)	Based on outstanding senior securities of $150.5 million and $50.0 million as of March 31, 2023 and March 31, 2022, respectively.
(7)	Total expenses to average net assets is prior to management fee waivers and expense support provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of March 31, 2023, off-balance sheet arrangements consisted of $137,260 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. As of September 30, 2022, off-balance sheet arrangements consisted of $68,962 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of March 31, 2023 and September 30, 2022 is shown in the table below:

	March 31, 2023	September 30, 2022
107-109 Beech OAK22 LLC	$26,562	$—
Delta Leasing SPV II LLC	18,166	21,469
Colony Holding Corporation	9,216	—
scPharmaceuticals Inc.	7,654	—
BioXcel Therapeutics, Inc.	6,930	6,930
iCIMs, Inc.	5,317	5,472
Grove Hotel Parcel Owner, LLC	5,305	5,305
Harrow Health, Inc.	5,018	—
ADC Therapeutics SA	4,770	4,770
Dukes Root Control Inc.	4,235	—
Transit Buyer LLC	3,850	—
PPW Aero Buyer, Inc.	3,603	—
Ardonagh Midco 3 PLC	3,520	9,592
107 Fair Street LLC	3,512	—
Establishment Labs Holdings Inc.	3,378	5,068
SEI Holding I Corporation	3,361	—
Innocoll Pharmaceuticals Limited	2,656	2,656
112-126 Van Houten Real22 LLC	2,563	—
MRI Software LLC	2,258	4,754
Coupa Holdings, LLC	2,122	—
Oranje Holdco, Inc.	1,968	—
Avalara, Inc.	1,903	—
Salus Workers' Compensation, LLC	1,898	—
SCP Eye Care Services, LLC	1,730	—
athenahealth Group Inc.	1,678	—
Mesoblast, Inc.	1,125	1,125
LSL Holdco, LLC	1,015	203
Supreme Fitness Group NY Holdings, LLC	929	—
ASP-R-PAC Acquisition Co LLC	588	588
Kings Buyer, LLC	430	547
PFNY Holdings, LLC	—	483
	$137,260	$68,962

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended March 31, 2023, except as discussed below.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Share Issuance

On April 1, 2023, the Company issued and sold pursuant to its continuous public offering 1,640,568 Class I shares for proceeds of $38.4 million and 1,573,908 Class S shares for proceeds of $36.9 million.

Distributions

On April 25, 2023, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0166	$0.1734

The distribution is payable to shareholders of record as of April 30, 2023 and will be paid on or about May 26, 2023. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

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
As of June 1, 2022, we had satisfied the minimum offering requirement and our board of trustees (the "Board of Trustees" or the "Board") had authorized the release of proceeds from escrow. As of March 31, 2023, we have issued and sold 22,251,730 Class I shares for an aggregate purchase price of $535.3 million of which, $100.0 million was purchased by an affiliate of the Adviser. As of March 31, 2023, we have issued and sold 8,470,745 Class S shares for an aggregate purchase price of $200.0 million.

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
As of March 31, 2023, 91.6% of our debt investment portfolio (at fair value) and 91.2% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate (“LIBOR"), the Secured Overnight Financing Rate ("SOFR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans are also indexed to the Sterling Overnight Index Average, or SONIA. Most U.S. dollar LIBOR rates are not expected to be published after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
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
The fair value of our investments as of March 31, 2023 and September 30, 2022 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "deferred tax liability," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "dividends payable," "base management fee and incentive fee payable," "interest payable," "payables from unsettled transactions" and "due to affiliates" approximate fair value due to their short maturities.
As of March 31, 2023, we held $900.1 million of investments at fair value, up from $428.6 million held at September 30, 2022, primarily driven by new originations funded primarily by cash proceeds from our continuous public offering.
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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-

accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations.
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
As of March 31, 2023 and September 30, 2022, there were no investments on non-accrual status.

Portfolio Composition

As of March 31, 2023, the fair value of our investment portfolio was $900.1 million and was composed of investments in 104 portfolio companies. As of September 30, 2022, the fair value of our investment portfolio was $428.6 million and was composed of investments in 81 portfolio companies.
As of March 31, 2023 and September 30, 2022, our investment portfolio consisted of the following:

	March 31, 2023	September 30, 2022
Cost:
Senior Secured Debt	92.70%	93.44%
Subordinated Debt	6.29%	4.98%
Preferred Equity	0.66%	1.35%
Common Equity and Warrants	0.35%	0.23%
Total	100.00%	100.00%

	March 31, 2023	September 30, 2022
Fair Value:
Senior Secured Debt	92.66%	93.96%
Subordinated Debt	6.33%	4.52%
Preferred Equity	0.56%	1.28%
Common Equity and Warrants	0.45%	0.24%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	March 31, 2023	September 30, 2022
Fair Value:
Application Software	9.31%	10.12%
Health Care Technology	6.18%	6.92%
Education Services	4.70%	3.43%
Aerospace & Defense	3.84%	1.20%
Multi-Sector Holdings	3.75%	1.27%
Health Care Distributors	3.72%	5.51%
Other Specialty Retail	3.68%	—%
Auto Parts & Equipment	3.61%	—%
Integrated Telecommunication Services	3.53%	2.16%
Distributors	3.49%	2.90%
Property & Casualty Insurance	3.41%	2.33%
Diversified Support Services	3.19%	3.63%
Systems Software	3.16%	4.24%
Pharmaceuticals	2.86%	1.04%
Industrial Machinery & Supplies & Components	2.75%	—%
Diversified Financial Services	2.46%	—%
Metal, Glass & Plastic Containers	2.16%	—%
Personal Care Products	2.10%	—%
Health Care Services	2.05%	1.53%
Health Care Supplies	2.01%	1.96%
Trading Companies & Distributors	1.95%	1.12%
Hotels, Resorts & Cruise Lines	1.91%	4.03%
Biotechnology	1.88%	2.81%
Diversified Metals & Mining	1.87%	0.86%
Environmental & Facilities Services	1.84%	1.13%
Cable & Satellite	1.84%	2.04%
Office Services & Supplies	1.80%	1.86%
Insurance Brokers	1.56%	—%
Passenger Airlines	1.49%	—%
Soft Drinks & Non-alcoholic Beverages	1.15%	—%
Specialized Finance	1.09%	0.85%
Restaurants	1.07%	1.57%
Health Care Facilities	1.04%	2.27%
Leisure Facilities	1.00%	2.07%
Research & Consulting Services	0.95%	1.78%
Advertising	0.79%	1.63%
Air Freight & Logistics	0.75%	1.48%
Electronic Components	0.75%	1.51%
Real Estate Development	0.61%	—%
Consumer Finance	0.57%	1.45%
Internet Services & Infrastructure	0.53%	0.44%
Paper & Plastic Packaging Products & Materials	0.51%	—%
Leisure Products	0.44%	2.76%
IT Consulting & Other Services	0.34%	0.84%
Other Specialized REITs	0.31%	—%
Industrial Machinery	—%	4.20%
Other Diversified Financial Services	—%	1.79%
Metal & Glass Containers	—%	1.72%
Alternative Carriers	—%	1.69%
Data Processing & Outsourced Services	—%	1.54%
Personal Products	—%	1.29%
Paper Packaging	—%	1.12%
Internet & Direct Marketing Retail	—%	1.11%
Oil & Gas Refining & Marketing	—%	0.93%
Electrical Components & Equipment	—%	0.77%
Airport Services	—%	0.69%
Specialized REITs	—%	0.68%
Paper Products	—%	0.66%
Diversified Banks	—%	0.50%
Specialty Stores	—%	0.44%
Automotive Retail	—%	0.13%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	March 31, 2023	September 30, 2022
United States	85.61%	90.88%
United Kingdom	3.85%	—%
France	2.61%	0.99%
Luxembourg	2.51%	—%
Chile	1.49%	—%
Costa Rica	1.32%	2.38%
Netherlands	1.15%	—%
Switzerland	1.10%	2.32%
Cayman Islands	0.30%	—%
Germany	0.06%	1.21%
Ireland	—%	1.37%
India	—%	0.85%
Total	100.00%	100.00%

See the Schedule of Investments as of March 31, 2023 and September 30, 2022, in our consolidated financial statements in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of our annual report on Form 10-K for the year ended September 30, 2022, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest income and fee income and net expenses. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized. The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.
Comparison of three months ended March 31, 2023 and March 31, 2022; and six months ended March 31, 2023 and the period from December 10, 2021 (commencement of operations) to March 31, 2022
Investment Income
Total investment income for the three months ended March 31, 2023 was $21,856 and consisted of $21,715 of interest income primarily from portfolio investments (including $561 of PIK interest income) and $141 of fee income. Total investment income for the three months ended March 31, 2022 was $1,483 and consisted of $1,465 of interest income primarily from portfolio investments (including $10 of PIK interest income) and $18 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio.
Total investment income for the six months ended March 31, 2023 was $36,738 and consisted of $36,510 of interest income primarily from portfolio investments (including $1,088 of PIK interest income) and $228 of fee income. Total investment income for the period from December 10, 2021 (commencement of operations) to March 31, 2022 was $1,566 and consisted of $1,546 of interest income primarily from portfolio investments (including $10 of PIK interest income) and $20 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio. Based on fair value as of March 31, 2023, the weighted average yield on our debt investments was 11.4%, up from 7.8% as of March 31, 2022.

Expenses
Net expenses for the three months ended March 31, 2023 and 2022, the six months ended March 31, 2023 and the period from December 10, 2021 (commencement of operations) to March 31, 2022 were $10,052, $603, $14,837 and $611, respectively, and consisted of the following:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022	For the six months ended March 31, 2023	For the period from December 10, 2021 (commencement of operations) to March 31, 2022
Expenses:
Base management fee	$1,970	$—	$3,366	$—
Investment income incentive fee	1,733	—	2,973	—
Professional fees	790	203	1,188	203
Class S distribution and shareholder servicing fees	328	—	527	—
Board of trustees fees	66	60	132	60
Organization expenses	—	—	4	—
Amortization of continuous offering costs	944	—	1,792	—
Interest expense	3,574	313	6,380	321
Administrator expense	300	24	444	24
General and administrative expenses	347	3	525	3
Total expenses	$10,052	$603	$17,331	$611
Management and incentive fees waived	—	—	(1,642)	—
Expense support	—	—	(852)	—
Net expenses	$10,052	$603	$14,837	$611

For the six months ended March 31, 2023, the Adviser made certain expense payments in accordance with the Expense Support and Conditional Reimbursement Agreement effective as of February 3, 2022 (the “Expense Support Agreement”) in the amount of $852.
The Adviser waived management and incentive fees through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous offering. For the three months ended March 31, 2023, base management fees were $1,970. For the six months ended March 31, 2023, base management fees were $3,366, of which $877 was waived. For the three months ended March 31, 2023, investment income incentive fees were $1,733. For the six months ended March 31, 2023, investment income incentive fees were $2,973, of which $765 was waived. See Note 9, Related Party Transaction, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
The increases in interest expense and other operating expenses mainly resulted from a larger investment portfolio driven by new capital raised in connection with our continuous public offering.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $8,054 and $5,212 for the three and six months ended March 31, 2023, respectively. which was primarily driven by unrealized appreciation across the investment portfolio. For the three months ended March 31, 2023, this consisted of $5.7 million of net unrealized appreciation on debt investments, $2.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.4 million of net unrealized appreciation on equity investments. For the six months ended March 31, 2023, this consisted of $2.7 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), $2.6 million of net unrealized appreciation on debt investments and $0.5 million of net unrealized appreciation on equity investments, partially offset by $0.5 million of net unrealized depreciation of foreign currency forward contracts.
Net unrealized depreciation was $19 and $22 for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022, respectively.

Net Realized Gains (Losses)
Net realized losses were $1,741 and $2,401 for the three and six months ended March 31, 2023 and primarily related to the exits of certain investments and foreign currency forward contracts. Net realized gains were $8 for each of the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022.
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
For the six months ended March 31, 2023, we experienced a net increase in cash and cash equivalents of $16.5 million. During that period, $391.1 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $408.5 million, due primarily from $355.1 million of proceeds from the issuance of common shares and $75.0 million of net borrowings under the credit facilities, partially offset by $19.5 million of distributions paid to shareholders.
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
As of March 31, 2023, we had $74.9 million of cash and cash equivalents, portfolio investments (at fair value) of $900.1 million, $6.2 million of interest receivable, $2.3 million of due from affiliates, $490.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $97.3 million of net payables from unsettled transactions and $150.0 million of borrowings outstanding under our credit facilities.
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2023 and September 30, 2022, off-balance sheet arrangements consisted of $137,260 and $68,962, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations

	Debt Outstanding as of September 30, 2022	Debt Outstanding as of March 31, 2023	Weighted average debt outstanding for the six months ended March 31, 2023	Maximum debt outstanding for the six months ended March 31, 2023
ING Credit Agreement	$75,000	$120,000	$160,220	$220,000
JPM SPV Facility	—	30,000	5,934	30,000
Total debt	$75,000	$150,000	$166,154

	Payments due by period as of March 31, 2023
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$120,000	$—	$—	$120,000
Interest due on ING Credit Agreement	32,701	8,186	16,372	8,143
JPM Loan and Security Agreement	30,000	—	—	30,000
Interest due on JPM Loan and Security Agreement	11,477	2,339	4,678	4,460
Total	$194,178	$10,525	$21,050	$162,603
Equity Activity
As of March 31, 2023, we have issued and sold 22,251,730 Class I shares for an aggregate purchase price of $535.3 million. As of March 31, 2023, we have issued and sold 8,470,745 Class S shares for an aggregate purchase price of $200.0 million. As of March 31, 2023, we have issued 126,542 Class I shares and 101,724 Class S shares pursuant to our distribution reinvestment plan.

The following table summarizes transactions in common shares of beneficial interest for the six months ended March 31, 2023:

	Shares	Amount
Class I
Issuance of Common Shares	9,233,040	$216,728
Issuance of Common Shares under dividend reinvestment plan	105,206	2,467
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	9,338,246	$219,195
Class S
Issuance of Common Shares	5,890,761	$138,362
Issuance of Common Shares under dividend reinvestment plan	93,306	2,188
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,984,067	$140,550
Total net increase (decrease)	15,322,313	$359,745
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

	Class I Shares	Class S Shares
May 31, 2022	$24.32	—
June 30, 2022	$23.71	—
July 31, 2022	$23.98	$23.98
August 31, 2022	$24.03	$24.03
September 30, 2022	$23.47	$23.47
October 31, 2022	$23.33	$23.33
November 30, 2022	$23.46	$23.46
December 31, 2022	$23.23	$23.23
January 31, 2023	$23.64	$23.64
February 28, 2023	$23.56	$23.56
March 31, 2023	$23.42	$23.42
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding common shares of beneficial interest. The following table presents distributions that were declared during the six months ended March 31, 2023:

			Class I
Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
			$1.1700	$20,564

			Class S
Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
			$1.0704	$5,655
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
On September 12, 2022, the Company's initial tender offer under its share repurchase program expired, on December 13, 2022, the Company's tender offer conducted during the quarter ended December 31, 2022 under its share repurchase program expired, and on March 15, 2023, and the Company's tender offer conducted during the quarter ended March 31, 2023 under its share repurchase program expired. There were no share repurchases during the six months ended March 31, 2023.

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

We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2023, we were in compliance with all financial covenants under the ING Credit Agreement based on the financial information contained in this Quarterly Report on Form 10-Q. Borrowings under the ING Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The ING Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the ING Credit Agreement immediately due and payable.

As of March 31, 2023 and September 30, 2022, we had $120.0 million and $75.0 million outstanding under the ING Credit Agreement. For the six months ended March 31, 2023, our borrowings under the ING Credit Agreement bore interest at a weighted average rate of 6.21%. For the period from December 10, 2021 (commencement of operations) to March 31, 2022, our borrowings under the ING Facility bore interest at a weighted average rate of 4.38%. We recorded $3,212 and $6,018 of interest expense (inclusive of fees), respectively, related to the ING Credit Agreement for the three and six months ended March 31, 2023. We recorded $65 of interest expense (inclusive of fees) related to the ING Facility for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022.

JPM SPV Facility

On February 24, 2023 (the “JPM Closing Date”), we entered into a loan and security agreement (the “JPM
Loan and Security Agreement”) among OSCF Lending SPV, LLC (“OSCF Lending SPV”), a wholly owned subsidiary of us, as borrower, we, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, pursuant to which JPM has agreed to extend credit to OSCF Lending SPV in an aggregate principal amount up to $150 million (the “JPM Maximum Commitment”) at any one time outstanding.

The JPM Loan and Security Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “JPM Availability Period”) and a stated maturity date that is five years after the JPM Closing Date. Subject to certain conditions, including consent of the lenders and JPM, as administrative agent, at any time during the JPM Availability Period, OSCF Lending SPV may propose one or more increases in the JPM Maximum Commitment up to an amount not to exceed $500 million. Borrowings under the JPM Loan and Security Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to the forward-looking term rate with a three-month tenor, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator), and as published by CME Group Benchmark Administration Limited (or a successor administrator), plus 2.95%.

The obligations of OSCF Lending SPV under the JPM Loan and Security Agreement are secured by all of the assets held by OSCF Lending SPV, including certain loans sold or to be sold or transferred or to be transferred by us to OSCF Lending SPV (such loans, the “Loans”) pursuant to the terms of the Sale and Participation Agreement, dated as of the JPM Closing Date (the “JPM Sale Agreement” and, together with the JPM Loan and Security Agreement, the “JPM Agreements”), between OSCF Lending SPV, as buyer, and we, as seller, pursuant to which we will sell Loans to OSCF Lending SPV from time to time. Under the Agreements, we and OSCF Lending SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities.

Borrowings under the JPM Loan and Security Agreement are subject to various covenants under the JPM Agreements as well as the asset coverage requirement contained in the Investment Company Act of 1940, as amended.

As of March 31, 2023, OSCF Lending SPV had $30.0 million outstanding under the JPM Loan and Security Agreement. For the three and six months ended March 31, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 7.80%. We recorded $361 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three and six months ended March 31, 2023.

Secured Borrowings
As of March 31, 2023 and September 30, 2022, there were no secured borrowings outstanding. We recorded $248 and $256 of interest expense in connection with secured borrowings for the three months ended March 31, 2022 and the period from December 10, 2021 (commencement of operations) to March 31, 2022.
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
Recent Developments
Share Issuance

On April 1, 2023, 2023, we issued and sold pursuant to our continuous public offering 1,640,568 Class I shares for proceeds of $38.4 million and 1,573,908 Class S shares for proceeds of $36.9 million.
Distributions

On April 25, 2023, our Board of Trustees declared a regular distribution on our outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0166	$0.1734

The distribution is payable to shareholders of record as of April 30, 2023 and will be paid on or about May 26, 2023. The distribution will be paid in cash or reinvested in Shares for shareholders participating in our distribution reinvestment plan.

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
As of March 31, 2023, 91.6% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2022, 87.6% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2023 and September 30, 2022 was as follows:

	March 31, 2023		September 30, 2022
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$179,361	21.99%	$87,955	23.79%
>0% and <1%	352,588	43.22	192,723	52.13
1%	231,093	28.33	89,020	24.08
>1%	52,729	6.46	—	—
Total	$815,771	100.00%	$369,698	100.00%

Based on our Statement of Assets and Liabilities as of March 31, 2023, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$21,317	$(3,750)	$17,567
200	17,054	(3,000)	14,054
150	12,790	(2,250)	10,540
100	8,527	(1,500)	7,027
50	4,263	(750)	3,513

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(4,263)	$750	$(3,513)
100	(8,527)	1,500	(7,027)
150	(12,790)	2,250	(10,540)
200	(17,036)	3,000	(14,036)
250	(21,219)	3,750	(17,469)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the LIBOR, SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
($ in thousands)	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$250	$—	$—	$—
LIBOR
30 day	149,086	—	137,460	—
90 day	111,827	—	85,546	—
180 day	—	—	7,592	—
EURIBOR
30 day	4,454	—	—	—
90 day	13,309	—	—	—
180 day	22,316	—	—	—
SOFR
30 day	232,039	120,000	48,591	75,000
90 day	306,506	30,000	103,206	—
180 day	—	—	16,177	—
UK LIBOR
90 day	19,890	—	—	—
Fixed rate	85,100	—	59,856	—

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Loan and Security Agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 1, 2023).
10.2	Sale and Participation Agreement, dated as of February 24, 2023, between OSCF Lending SPV, LLC, as buyer, and Oaktree Strategic Credit Fund, as seller (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed March 1, 2023).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: May 10, 2023