Form 10-Q
period 2023-06-30
Oaktree Strategic Credit Fund
filed 2023-08-09
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2023*
Class I shares of beneficial interest, $0.01 par value	37,319,052
Class S shares of beneficial interest, $0.01 par value	15,935,412
Class D shares of beneficial interest, $0.01 par value	4,053

* Common shares outstanding exclude August 1, 2023 subscriptions because the issuance price is not yet finalized as of the date hereof.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

TABLE OF CONTENTS

	PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Statements of Assets and Liabilities as of June 30, 2023 (unaudited) and September 30, 2022	3
	Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2023 and 2022, the nine months ended June 30, 2023 and the period from December 10, 2021 (commencement of operations) to June 30, 2022	5
	Consolidated Statements of Changes in Net Assets (unaudited) for the three months ended June 30, 2023 and 2022, the nine months ended June 30, 2023 and the period from December 10, 2021 (commencement of operations) to June 30, 2022	6
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2023 and the period from December 10, 2021 (commencement of operations) to June 30, 2022	7
	Consolidated Schedule of Investments as of June 30, 2023 (unaudited)	8
	Consolidated Schedule of Investments as of September 30, 2022	15
	Notes to Consolidated Financial Statements (unaudited)	20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	53
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	71
Item 4.	Controls and Procedures	73
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	73
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	75
Signatures		76

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2023 (unaudited)	September 30, 2022
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost June 30, 2023: $1,282,585; cost September 30, 2022: $444,725)	$1,279,166	$428,556
Cash and cash equivalents	76,603	58,443
Restricted cash	3,605	—
Due from affiliates	1,905	1,402
Interest receivable	9,750	3,297
Receivables from unsettled transactions	24,640	3,920
Deferred financing costs	10,638	3,295
Deferred offering costs	402	2,132
Derivative asset at fair value	255	13
Other assets	585	438
Total assets	$1,407,549	$501,496
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,240	$1,107
Dividends payable	7,994	3,657
Base management fee and incentive fee payable	3,881	—
Payable for share repurchases	40	—
Due to affiliates	6,765	2,926
Interest payable	1,625	469
Payables from unsettled transactions	45,089	51,566
Deferred tax liability	1	44
Credit facilities payable	325,000	75,000
Total liabilities	392,635	134,769
Commitments and contingencies (Note 11)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 43,219 and 15,628 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	432	156
Additional paid-in-capital	1,026,447	380,646
Accumulated distributable earnings (loss)	(11,965)	(14,075)
Total net assets (equivalent to $23.48 and $23.47 per common share as of June 30, 2023 and September 30, 2022, respectively) (Note 10)	1,014,914	366,727
Total liabilities and net assets	$1,407,549	$501,496
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	June 30, 2023 (unaudited)	September 30, 2022
Class I Shares:
Net assets	$692,668	$305,989
Common shares outstanding ($0.01 par value, unlimited shares authorized)	29,495	13,040
Net asset value per share	$23.48	$23.47
Class S Shares:
Net assets	$322,231	$60,738
Common shares outstanding ($0.01 par value, unlimited shares authorized)	13,723	2,588
Net asset value per share	$23.48	$23.47
Class D Shares:
Net assets	$15	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1	—
Net asset value per share	$23.48	$—

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Nine months ended June 30, 2023	For the period from December 10, 2021 (commencement of operations) to June 30, 2022
Interest income:
Non-control/Non-affiliate investments	$30,228	$3,523	$65,274	$5,059
Interest on cash and cash equivalents	453	48	829	48
Total interest income	30,681	3,571	66,103	5,107
PIK interest income:
Non-control/Non-affiliate investments	1,107	10	2,195	20
Total PIK interest income	1,107	10	2,195	20
Fee income:
Non-control/Non-affiliate investments	654	93	882	113
Total fee income	654	93	882	113
Total investment income	32,442	3,674	69,180	5,240
Expenses:
Base management fee	2,817	286	6,183	286
Investment income incentive fee	2,835	—	5,808	—
Professional fees	401	212	1,589	415
Class S distribution and shareholder servicing fees	589	—	1,116	—
Board of trustees fees	66	90	198	150
Organization expenses	—	549	4	549
Amortization of continuous offering costs	725	255	2,517	255
Interest expense	5,215	953	11,595	1,274
Administrator expense	267	60	711	84
General and administrative expenses	271	121	796	124
Total expenses	13,186	2,526	30,517	3,137
Management and incentive fees waived (Note 9)	—	(286)	(1,642)	(286)
Expense reimbursements (support) (Note 9)	348	(804)	(504)	(804)
Net expenses	13,534	1,436	28,371	2,047
Net investment income	18,908	2,238	40,809	3,193
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	6,026	(11,946)	11,753	(11,968)
Foreign currency forward contracts	757	—	242	—
Net unrealized appreciation (depreciation)	6,783	(11,946)	11,995	(11,968)
Realized gains (losses):
Non-control/Non-affiliate investments	255	(51)	(1,638)	(43)
Foreign currency forward contracts	(731)	—	(1,239)	—
Net realized gains (losses)	(476)	(51)	(2,877)	(43)
Provision for income tax (expense) benefit	(71)	(15)	(176)	(16)
Net realized and unrealized gains (losses), net of taxes	6,236	(12,012)	8,942	(12,027)
Net increase (decrease) in net assets resulting from operations	$25,144	$(9,774)	$49,751	$(8,834)

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Nine months ended June 30, 2023	For the period from December 10, 2021 (commencement of operations) to June 30, 2022
Operations:
Net investment income	$18,908	$2,238	$40,809	$3,193
Net unrealized appreciation (depreciation)	6,783	(11,946)	11,995	(11,968)
Net realized gains (losses)	(476)	(51)	(2,877)	(43)
Provision for income tax (expense) benefit	(71)	(15)	(176)	(16)
Net increase (decrease) in net assets resulting from operations	25,144	(9,774)	49,751	(8,834)
Distributions to common shareholders:
Class I	(15,241)	—	(35,805)	(768)
Class S	(6,181)	—	(11,836)	—
Class D	—	—	—	—
Net decrease in net assets resulting from distributions	(21,422)	—	(47,641)	(768)
Share transactions:
Class I:
Issuance of Common shares	164,300	177,569	381,028	277,569
Issuance of Common shares under dividend reinvestment plan	1,797	—	4,264	—
Net increase from share transactions	166,097	177,569	385,292	277,569
Class S:
Issuance of Common shares	117,942	—	256,304	—
Issuance of Common shares under dividend reinvestment plan	2,318	—	4,506	—
Repurchased shares, net of early repurchase deduction	(40)	—	(40)
Net increase from share transactions	120,220	—	260,770	—
Class D:
Issuance of Common shares	15	—	15	—
Issuance of Common shares under dividend reinvestment plan	—	—	—	—
Net increase from share transactions	15	—	15	—
Total increase (decrease) in net assets	290,054	167,795	648,187	267,967
Net assets at beginning of period	724,860	100,172	366,727	—
Net assets at end of period	$1,014,914	$267,967	$1,014,914	$267,967
Net asset value per common share	$23.48	$23.71	$23.48	$23.71
Common shares outstanding at end of period	43,219	11,301	43,219	11,301

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2023	For the period from December 10, 2021 (commencement of operations) to June 30, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$49,751	$(8,834)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(11,995)	11,968
Net realized (gains) losses	2,877	43
PIK interest income	(2,195)	(20)
Accretion of original issue discount on investments	(5,744)	(441)
Amortization of deferred financing costs	847	176
Amortization of deferred offering costs	2,517	255
Deferred taxes	(43)	(28)
Purchases of investments	(1,025,739)	(342,878)
Proceeds from the sales and repayments of investments	193,448	14,677
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(503)	(621)
(Increase) decrease in interest receivable	(6,453)	(1,973)
(Increase) decrease in receivables from unsettled transactions	(20,720)	—
(Increase) decrease in other assets	(147)	(481)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	778	304
Increase (decrease) in base management fee and incentive fees payable	3,881	—
Increase (decrease) in due to affiliates	3,244	942
Increase (decrease) in interest payable	1,156	260
Increase (decrease) in payables from unsettled transactions	(6,477)	115,350
Net cash used in operating activities	(821,517)	(211,301)
Financing activities:
Distributions paid in cash	(34,531)	(768)
Borrowings under credit facilities	430,000	90,000
Repayments of borrowings under credit facilities	(180,000)	—
Borrowings of secured borrowings	—	44,588
Proceeds from secured borrowings	—	(44,588)
Proceeds from issuance of common shares	637,347	277,569
Deferred financing costs paid	(7,882)	(3,658)
Deferred offering costs paid	(143)	(1,102)
Subscription received in advance	—	16,359
Net cash provided by financing activities	844,791	378,400
Effect of exchange rate changes on foreign currency	(1,509)	(5)
Net increase (decrease) in cash and cash equivalents and restricted cash	21,765	167,094
Cash and cash equivalents and restricted cash, beginning of period	58,443	—
Cash and cash equivalents and restricted cash, end of period	$80,208	$167,094
Supplemental information:
Cash paid for interest	$9,592	$838
Non-cash financing activities:
Accrued deferred financing costs	$307	$—
Deferred offering costs incurred	645	1,956
Distribution payable	7,994	—
Reinvestment of dividends during the period	8,770	—
Shares repurchases accrued but not yet paid	40	—
Reconciliation to the Statement of Assets and Liabilities	June 30, 2023	September 30, 2022
Cash and cash equivalents	$76,603	$58,443
Restricted cash	3,605	—
Total cash and cash equivalents and restricted cash	$80,208	$58,443

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		$9,393	$9,301	$9,125	(8)(9)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			12.50%		5/31/2024		953	920	903	(8)(9)(11)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			12.00%		5/4/2024		2,996	2,959	2,944	(8)(9)(11)
AB BSL CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.46%		4/20/2036		3,800	3,800	3,843	(5)(10)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	L+	3.75%	8.94%		2/27/2025		3,312	3,285	3,282	(5)
Access CIG, LLC	Diversified Support Services	Second Lien Term Loan	L+	7.75%	12.94%		2/27/2026		4,000	3,986	3,777	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	12.89%		8/15/2029		10,406	9,938	9,899	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%			8/15/2029		—	(60)	(60)	(5)(8)(9)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	29	(8)(10)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	12.95%		12/21/2029		4,563	4,489	4,476	(5)(8)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	658	(8)
Altice France S.A.	Integrated Telecommunication Services	First Lien Term Loan	L+	4.00%	9.32%		8/14/2026		8,962	8,732	8,452	(5)(10)
Altice France S.A.	Integrated Telecommunication Services	Fixed Rate Bond			5.50%		10/15/2029		7,200	5,971	5,156	(10)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	8.00%	13.34%	3.50%	10/14/2027		12,913	11,942	11,764	(5)(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						244,370		943	760	(8)
American Auto Auction Group, LLC	Consumer Finance	Second Lien Term Loan	SOFR+	8.75%	13.99%		1/2/2029		6,901	6,791	5,107	(5)(8)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.22%		6/9/2028		17,376	16,624	16,406	(5)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.49%		10/20/2028		7,660	7,070	6,682	(5)
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	10.20%		2/28/2028		12,000	11,662	11,700	(5)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.25%		8/11/2025		6,858	5,757	5,293	(5)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	E+	6.75%	9.57%		7/14/2026		€9,600	9,608	10,568	(5)(8)(10)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	7.00%	12.22%		7/14/2026		$3,520	3,338	3,584	(5)(8)(9)(10)
ARES LXIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	3.75%	8.74%		4/15/2035		2,200	2,050	2,043	(5)(10)
ARES LXVIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	5.75%	10.83%		4/25/2035		5,000	5,000	5,087	(5)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.31%		12/29/2027		4,874	4,801	4,630	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027		—	(9)	(29)	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	L+	5.25%	10.44%		10/25/2028		4,848	4,609	3,417	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.20%		8/19/2028		3,970	3,799	3,768	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.47%		8/19/2028		5,985	5,653	5,706	(5)
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	SOFR+	5.25%	10.47%		1/20/2029		7,500	6,854	6,311	(5)
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.50%	8.59%		2/15/2029		17,179	16,123	16,577	(5)
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.50%			2/15/2029		—	(134)	(74)	(5)(9)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809		5,693	5,080	(8)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.49%		10/19/2028		19,029	18,609	18,648	(5)(8)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(42)	(38)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		$3,202	$3,098	$2,994	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		1,530	1,530	1,492	(8)(10)(12)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(8)(9)(10)(12)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(8)(9)(10)(12)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						12,453		74	16	(8)(10)
CCO Holdings LLC	Cable & Satellite	Fixed Rate Bond			4.50%		5/1/2032		6,281	5,127	5,021	(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	6.00%	10.18%		6/21/2028		£16,086	19,150	19,863	(5)(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	First Lien Term Loan	SOFR+	3.50%	8.81%		8/21/2026		$6,915	6,489	6,618	(5)(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			5.13%		8/15/2027		726	640	660	(10)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	11.65%		5/13/2026		12,148	11,826	11,820	(5)(8)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	11.75%		5/13/2026		3,950	3,875	3,843	(5)(8)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		4,527	4,504	3,941
Convergeone Holdings, Inc.	IT Consulting & Other Services	First Lien Term Loan	L+	5.00%	10.37%		1/4/2026		4,936	4,599	3,151	(5)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%	12.60%		2/27/2030		13,464	13,143	13,152	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			2/27/2030		—	(15)	(14)	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	7.50%			2/27/2029		—	(22)	(21)	(5)(8)(9)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.24%		10/13/2029		21,036	19,933	19,643	(5)
Cuppa Bidco BV	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	E+	4.75%	8.68%		7/30/2029		€10,940	9,499	10,649	(5)(10)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.00%	9.54%		7/9/2026		$1,985	1,945	1,977	(5)(10)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	L+	4.25%	9.79%		12/2/2027		2,982	2,926	2,966	(5)(10)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	11.59%		5/22/2029		13,658	13,254	13,264	(5)(8)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(202)	(197)	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(86)	(82)	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%			5/22/2029		—	(75)	(73)	(5)(8)(9)
Dealer Tire Financial, LLC	Distributors	First Lien Term Loan	SOFR+	4.50%	9.60%		12/14/2027		11,151	11,075	11,123	(5)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		10,300	10,300	10,300	(8)(9)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330		330	330	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25		—	—	(8)(10)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.22%		8/2/2027		13,801	13,383	13,523	(5)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			5.88%		8/15/2027		1,750	1,585	1,587
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.80%		4/26/2029		13,176	12,587	12,299	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.56%		12/8/2028		11,834	11,593	11,596	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.84%		12/8/2028		667	635	609	(5)(8)(9)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	11.72%		12/8/2028		580	551	551	(5)(8)(9)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		10,883	10,764	10,448	(8)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		$1,743	$1,717	$1,673	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.75%	9.00%		10/8/2027		15,906	15,462	15,456	(5)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		7,517	6,276	5,536	(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	12.34%		5/3/2029		20,277	19,685	19,697	(5)(8)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	12.34%		5/3/2029		1,397	1,305	1,307	(5)(8)(9)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.25%		8/11/2028		4,930	4,777	3,993	(5)(8)
Global Aircraft Leasing Co Ltd	Trading Companies & Distributors	Fixed Rate Bond			6.50%		9/15/2024		7,645	6,954	7,007	(10)
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	6.05%		1/20/2032		€1,000	872	970	(5)(10)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	13.39%		6/21/2027		$17,551	17,272	17,376	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		—	(56)	(35)	(5)(8)(9)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(28)	(18)	(5)(8)(9)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.45%		4/9/2029		10,471	10,064	8,992	(5)
Harrow Health, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.74%		1/19/2026		9,319	9,108	9,127	(5)(8)(10)
Harrow Health, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(114)	(103)	(5)(8)(9)(10)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		3,081	2,479	2,667	(10)
HUB Pen Company, LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	6.50%	11.76%		12/31/2027		27,404	26,680	26,708	(5)(8)
HUB Pen Company, LLC	Other Specialty Retail	First Lien Revolver	SOFR+	6.50%	11.76%		12/31/2027		108	20	24	(5)(8)(9)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.30%		5/16/2028		28,394	27,564	27,585	(5)(8)(10)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	3.38%	8.50%	3.88%	8/18/2028		15,468	15,243	14,858	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.38%		8/18/2028		2,325	2,289	2,279	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%	11.99%		8/18/2028		241	220	184	(5)(8)(9)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan					2/15/2031		5,565	5,565	5,189	(8)(12)
Impel Neuropharma, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	8.75%	14.14%		3/17/2027		4,768	4,697	4,589	(5)(8)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		4,316	4,178	3,947	(8)(10)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		—	—	—	(8)(9)(10)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan			11.00%		1/26/2027		—	—	—	(8)(9)(10)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						36,087		85	88	(8)(10)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.72%		6/30/2025		43,875	42,560	42,558	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(149)	(149)	(5)(8)(9)
Iris Holding, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.75%	9.90%		6/28/2028		10,918	10,255	9,297	(5)(10)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	6.75%	11.80%		6/28/2029		34,461	33,428	33,428	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	6.75%	11.80%		6/28/2029		459	267	267	(5)(8)(9)
Kindercare Learning Centers Kindercare Portfolio	Diversified Real Estate Activities	CLO Notes	SOFR+	2.41%	7.56%		8/15/2038		4,964	4,617	4,633	(5)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.84%		10/29/2027		$4,815	$4,767	$4,742	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	11.84%		10/29/2027		156	150	146	(5)(8)(9)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.20%		10/29/2028		13,682	13,222	13,570	(5)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.61%		10/12/2027		12,063	11,166	12,289	(5)(10)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.20%		1/31/2028		9,020	8,882	8,524	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.20%		1/31/2028		1,050	985	992	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%			1/31/2028		—	(16)	(56)	(5)(8)(9)
LTI Holdings, Inc.	Electronic Components	First Lien Term Loan	SOFR+	3.50%	8.72%		9/6/2025		6,909	6,677	6,653	(5)
Madison Park Funding LXIII	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.58%		4/21/2035		5,000	5,000	5,064	(5)(10)
Mauser Packaging Solutions Holding Company	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.16%		8/14/2026		8,000	7,886	7,987	(5)
Mauser Packaging Solutions Holding Company	Metal, Glass & Plastic Containers	Fixed Rate Bond			7.88%		8/15/2026		2,000	2,000	1,989
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.01%		3/1/2029		12,902	12,241	12,377	(5)
Medline Borrower, LP	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.47%		10/23/2028		11,945	11,526	11,821	(5)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		2,315	2,168	2,072	(8)(10)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		—	—	—	(8)(9)(10)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		—	—	—	(8)(9)(10)
Mesoblast, Inc.	Biotechnology	Warrants						66,347		152	111	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						17,058		—	39	(8)(10)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.45%		7/21/2027		2,836	2,765	2,785	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.20%		7/21/2027		5,299	5,193	5,161	(5)(8)
Mitchell International, Inc.	Application Software	First Lien Term Loan	L+	3.75%	8.94%		10/15/2028		9,451	8,973	9,259	(5)
Mitchell International, Inc.	Application Software	Second Lien Term Loan	SOFR+	6.50%	11.69%		10/15/2029		4,000	3,809	3,550	(5)
MND Holdings III Corp	Other Specialty Retail	First Lien Term Loan	SOFR+	7.50%	12.74%		5/9/2028		41,587	40,867	40,867	(5)(8)
MND Holdings III Corp	Other Specialty Retail	First Lien Revolver	SOFR+	7.50%	12.58%		5/9/2028		2,166	1,895	1,895	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.84%		2/10/2026		4,609	4,460	4,482	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.84%		2/10/2026		4,966	4,958	4,830	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.83%		2/10/2026		798	790	736	(5)(8)(9)
New Enterprise Stone & Lime Co Inc	Construction Materials	Fixed Rate Bond			5.25%		7/15/2028		500	453	456
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			4.88%		8/15/2028		2,000	1,768	1,789
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			6.88%		8/15/2028		3,784	3,461	3,290
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	6.00%	10.81%		5/3/2029		36,717	36,002	36,023	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	6.00%			5/3/2029		—	(33)	(32)	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	6.00%			5/3/2029		—	(86)	(83)	(5)(8)(9)
OEConnection LLC	Application Software	Second Lien Term Loan	SOFR+	7.00%	12.34%		9/25/2027		5,355	5,276	5,221	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
OFSI BSL CLO XI, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.60%	12.58%		7/18/2031		$2,500	$2,173	$2,250	(5)(10)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.49%		6/9/2030		22,885	22,318	22,322	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%			6/9/2030		—	(107)	(106)	(5)(8)(9)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/9/2030		—	(113)	(113)	(5)(8)(9)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	12.79%		2/1/2029		15,746	15,379	15,385	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(46)	(45)	(5)(8)(9)
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	10.20%		11/10/2027		4,957	4,752	4,833	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.95%		2/11/2028		10,929	10,706	10,927	(5)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.04%		4/6/2027		26,144	22,222	25,177	(5)(8)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.04%		4/6/2027		820	574	759	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	12.10%		2/15/2029		26,825	25,818	25,779	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			2/15/2029		—	(135)	(141)	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.42%		3/4/2025		5,457	5,365	5,348	(5)(8)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.42%		3/4/2025		628	619	615	(5)(8)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.75%	9.99%		4/7/2030		16,000	15,535	15,834	(5)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.24%		10/7/2026		15,638	15,120	15,169	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(63)	(57)	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						606,357		200	1,152	(8)
SCIH Salt Holdings Inc.	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.19%		3/16/2027		7,975	7,806	7,870	(5)
SCIH Salt Holdings Inc.	Diversified Metals & Mining	Fixed Rate Bond			4.88%		5/1/2028		2,000	1,804	1,789
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.00%		10/7/2030		5,881	5,721	5,705	(5)(8)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%			10/7/2030		—	(26)	(52)	(5)(8)(9)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						761		761	752	(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		7,654	7,302	7,392	(5)(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						79,075		258	600	(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	11.99%		3/27/2028		17,463	16,967	16,992	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	11.99%		3/27/2028		391	350	357	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	6.75%			3/27/2028		—	(43)	(41)	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.95%		4/27/2029		11,547	11,116	11,129	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		4,330	4,169	4,173	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	Warrants						93,470		293	324	(8)(10)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	9.97%		4/17/2028		12,851	11,963	11,919	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.22%		10/5/2027		$3,217	$3,089	$3,170	(5)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.70%		4/5/2029		18,496	17,705	18,303	(5)
Sunshine Luxembourg VII Sarl	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.09%		10/1/2026		10,386	10,113	10,347	(5)(10)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	7.75%	12.85%		12/16/2028		33,395	32,483	33,048	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.18%		12/31/2026		8,217	8,102	7,785	(5)(8)(13)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.18%		12/31/2026		704	693	662	(5)(8)(9)(13)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.18%		12/31/2026		281	270	236	(5)(8)(9)(13)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%	12.18%		12/31/2026		396	391	375	(5)(8)(13)
Tacala, LLC	Restaurants	First Lien Term Loan	L+	3.50%	8.69%		2/5/2027		2,984	2,865	2,942	(5)
Tacala, LLC	Restaurants	Second Lien Term Loan	L+	7.50%	12.69%		2/4/2028		7,310	7,119	6,926	(5)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.09%		5/26/2028		24,934	23,703	23,750	(5)(8)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		39,751	39,253	39,270	(8)(10)
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.84%		3/30/2029		15,794	14,573	14,811	(5)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.20%		12/29/2028		8,506	8,372	8,294	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.07%		1/31/2029		8,448	8,290	8,304	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%			1/31/2029		—	(72)	(65)	(5)(8)(9)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	L+	7.45%	12.72%		4/22/2034		1,000	814	929	(5)(10)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			6.50%		2/15/2029		1,750	1,626	1,240	(10)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			4.75%		4/15/2028		2,200	1,933	1,828	(10)
Wellfleet CLO 2022-2, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	8.56%	13.54%		10/18/2035		1,500	1,444	1,454	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	L+	3.75%	9.03%		4/30/2025		9,657	9,047	8,776	(5)
WWEX Uni Topco Holdings, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.00%	9.50%		7/26/2028		6,912	6,581	6,580	(5)
Total Non-Control/Non-Affiliate Investments (126.0% of net assets)										$1,282,585	$1,279,166
Cash and Cash Equivalents and Restricted Cash (7.9% of net assets)										$80,208	$80,208
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (133.9% of net assets)										$1,362,793	$1,359,374

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$25,568	€23,044	8/10/2023	Bank of New York Mellon	$376
Foreign currency forward contract	$19,619	£15,523	8/10/2023	Bank of New York Mellon	$(121)
					$255

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2023
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the London Interbank Offered Rate ("LIBOR" or "L"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2023, the reference rates for the Company's variable rate loans were the 90-day LIBOR at 5.54%, the 30-day SOFR at 5.10%, the 90-day SOFR at 5.24%, the 180-day SOFR at 5.34%, the SONIA at 4.18%, the 90-day EURIBOR at 3.49% and the 180-day EURIBOR at 2.82%. Most loans include an interest floor, which generally ranges from 0% to 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(8)As of June 30, 2023, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2023, qualifying assets represented 78.0% of the Company's total assets and non-qualifying assets represented 22.0% of the Company's total assets.
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to LIBOR, SOFR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 3.12%, the 90-day LIBOR at 3.67%, the 180-day LIBOR at 4.17%, the 360-day LIBOR at 4.78%, the 30-day SOFR at 3.03%, the 90-day SOFR at 3.55% and the 180-day SOFR at 3.98%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(6)Principal includes accumulated PIK interest and is net of repayments, if any.
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
(8)As of September 30, 2022, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820 and were valued using significant unobservable inputs.
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

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of June 30, 2023, the Company has issued and sold 29,292,019 Class I shares for an aggregate purchase price of $699.6 million of which $100.0 million was purchased by an affiliate of the Adviser. As of June 30, 2023, the Company has issued and sold 13,523,516 Class S shares for an aggregate purchase price of $317.9 million. As of June 30, 2023, the Company has issued and sold 646 Class D shares for an aggregate purchase price of less than $0.1 million.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The consolidated subsidiaries are wholly-owned and, as such, consolidated into the consolidated financial statements. The assets of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statement of Assets and Liabilities as investments at fair value.

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
The fair value of the Company's investments as of June 30, 2023 and September 30, 2022 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2023 and September 30, 2022, there were no investments on non-accrual status.

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
Fee Income
The Adviser or its affiliates may provide financial advisory services to portfolio companies in connection with structuring a transaction and in return the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment, exit and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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
Cash and Cash Equivalents and Restricted Cash:
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
As of June 30, 2023, included in restricted cash was $3.6 million that was held at Citibank, N.A. in connection with the Company’s JPM Agreements (defined below). Pursuant to the terms of the JPM Agreements, the Company was restricted in terms of access to the $3.6 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the JPM Agreements.
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
For the three and nine months ended June 30, 2023, the Company incurred organization costs of zero and $4, respectively. For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Company expensed organization costs of $549. As of June 30, 2023 and September 30, 2022, $402 and $2,132, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended June 30, 2023, the Company amortized offering costs of $725 and $2,517, respectively. For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Company amortized offering costs of $255.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax year 2022.
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

Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2023, the fair value of the Company's investment portfolio was $1,279.2 million and was composed of investments in 108 portfolio companies. As of September 30, 2022, the fair value of the Company's investment portfolio was $428.6 million and was composed of investments in 81 portfolio companies.
As of June 30, 2023 and September 30, 2022, the Company's investment portfolio consisted of the following:

	June 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$1,212,870	94.56%	$415,550	93.44%
Subordinated Debt	60,221	4.70%	22,136	4.98%
Preferred Equity	6,023	0.47%	6,023	1.35%
Common Equity and Warrants	3,471	0.27%	1,016	0.23%
Total	$1,282,585	100.00%	$444,725	100.00%

	June 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$1,209,486	94.56%	119.16%	$402,658	93.96%	109.80%
Subordinated Debt	59,739	4.67%	5.89%	19,378	4.52%	5.28%
Preferred Equity	5,410	0.42%	0.53%	5,497	1.28%	1.50%
Common Equity and Warrants	4,531	0.35%	0.45%	1,023	0.24%	0.28%
Total	$1,279,166	100.00%	126.03%	$428,556	100.00%	116.86%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's debt investments as of June 30, 2023 and September 30, 2022 by floating rates and fixed rates was as follows:

	June 30, 2023		September 30, 2022
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$1,134,912	89.42%	$369,698	87.60%
Fixed rate	134,313	10.58%	52,338	12.40%
Total	$1,269,225	100.00%	$422,036	100.00%

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

	June 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
United States	$1,101,251	85.86%	$404,169	90.88%
India	39,253	3.06%	4,925	1.11%
United Kingdom	32,096	2.50%	(280)	(0.06)%
Canada	27,564	2.15%	—	—%
Luxembourg	14,984	1.17%	—	—%
France	14,703	1.15%	4,590	1.03%
Costa Rica	12,483	0.97%	10,263	2.31%
Chile	11,166	0.87%	—	—%
Switzerland	10,153	0.79%	10,096	2.27%
Netherlands	9,499	0.74%	—	—%
Cayman Islands	9,433	0.74%	—	—%
Germany	—	—%	5,352	1.20%
Ireland	—	—%	5,610	1.26%
Total	$1,282,585	100.00%	$444,725	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$1,094,797	85.58%	107.87%	$389,448	90.88%	106.20%
India	39,270	3.07%	3.87%	3,646	0.85%	0.99%
United Kingdom	34,015	2.66%	3.35%	—	—%	—%
Canada	27,585	2.16%	2.72%	—	—%	—%
Luxembourg	15,290	1.20%	1.51%	—	—%	—%
France	13,608	1.06%	1.34%	4,231	0.99%	1.15%
Chile	12,289	0.96%	1.21%	—	—%	—%
Costa Rica	12,121	0.95%	1.19%	10,216	2.38%	2.79%
Netherlands	10,649	0.83%	1.05%	—	—%	—%
Switzerland	9,868	0.77%	0.97%	9,947	2.32%	2.71%
Cayman Islands	9,674	0.76%	0.95%	—	—%	—%
Germany	—	—%	—%	5,203	1.21%	1.42%
Ireland	—	—%	—%	5,865	1.37%	1.60%
Total	$1,279,166	100.00%	126.03%	$428,556	100.00%	116.86%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2023 and September 30, 2022 was as follows:

	June 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Application Software	$119,669	9.33%	$45,532	10.21%
Other Specialty Retail	99,318	7.74%	—	—%
Electrical Components & Equipment	76,106	5.93%	3,368	0.76%
Diversified Metals & Mining	65,487	5.11%	3,817	0.86%
Health Care Technology	61,575	4.80%	30,001	6.75%
Education Services	61,482	4.79%	15,462	3.48%
Aerospace & Defense	55,720	4.34%	5,388	1.21%
Health Care Services	53,408	4.16%	6,685	1.50%
Distributors	38,763	3.02%	12,702	2.86%
Integrated Telecommunication Services	36,441	2.84%	10,036	2.26%
Biotechnology	32,922	2.57%	12,353	2.78%
Auto Parts & Equipment	32,483	2.53%	—	—%
Systems Software	32,078	2.50%	19,190	4.32%
Health Care Distributors	29,784	2.32%	25,017	5.63%
Property & Casualty Insurance	27,968	2.18%	11,431	2.57%
Gold	27,564	2.15%	—	—%
Trading Companies & Distributors	24,228	1.89%	5,331	1.20%
Interactive Media & Services	23,703	1.85%	—	—%
Industrial Machinery & Supplies & Components	23,689	1.85%	—	—%
Diversified Support Services	23,447	1.83%	15,858	3.57%
Pharmaceuticals	21,256	1.66%	4,463	1.00%
Multi-Sector Holdings	21,153	1.65%	5,311	1.19%
Diversified Financial Services	20,486	1.60%	—	—%
Metal, Glass & Plastic Containers	20,141	1.57%	—	—%
Cable & Satellite	20,095	1.57%	9,055	2.04%
Health Care Supplies	19,898	1.55%	8,417	1.89%
Environmental & Facilities Services	17,696	1.38%	4,914	1.10%
Hotels, Resorts & Cruise Lines	17,188	1.34%	17,250	3.88%
Personal Care Products	15,870	1.24%	—	—%
Office Services & Supplies	13,222	1.03%	8,366	1.88%
Real Estate Development	13,180	1.03%	—	—%
Specialized Finance	13,111	1.02%	3,635	0.82%
Insurance Brokers	12,946	1.01%	(280)	(0.06)%
Research & Consulting Services	12,587	0.98%	7,739	1.74%
Passenger Airlines	11,166	0.87%	—	—%
Restaurants	9,984	0.78%	7,090	1.59%
Soft Drinks & Non-alcoholic Beverages	9,499	0.74%	—	—%
Leisure Facilities	9,456	0.74%	8,824	1.98%
Advertising	7,129	0.56%	7,232	1.63%
Consumer Finance	6,791	0.53%	6,776	1.52%
Electronic Components	6,677	0.52%	6,650	1.50%
Air Freight & Logistics	6,581	0.51%	6,585	1.48%
Paper & Plastic Packaging Products & Materials	4,792	0.37%	—	—%
Leisure Products	4,777	0.37%	12,467	2.80%
Internet Services & Infrastructure	4,752	0.37%	1,936	0.44%
Diversified Real Estate Activities	4,617	0.36%	—	—%
IT Consulting & Other Services	4,599	0.36%	4,534	1.02%
Other Specialized REITs	3,559	0.28%	—	—%
Health Care Facilities	3,089	0.24%	9,820	2.21%
Construction Materials	453	0.04%	—	—%
Industrial Machinery	—	—%	18,256	4.11%
Alternative Carriers	—	—%	7,894	1.78%
Other Diversified Financial Services	—	—%	7,765	1.75%
Metal & Glass Containers	—	—%	7,478	1.68%
Data Processing & Outsourced Services	—	—%	6,780	1.52%
Personal Products	—	—%	5,802	1.30%
Internet & Direct Marketing Retail	—	—%	4,890	1.10%
Paper Packaging	—	—%	4,815	1.08%
Oil & Gas Refining & Marketing	—	—%	3,950	0.89%
Specialized REITs	—	—%	3,512	0.79%
Airport Services	—	—%	2,970	0.67%
Paper Products	—	—%	2,953	0.66%
Diversified Banks	—	—%	2,134	0.48%
Specialty Stores	—	—%	1,875	0.42%
Automotive Retail	—	—%	696	0.16%
Total	$1,282,585	100.00%	$444,725	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	121,290	9.49%	11.94%	$43,357	10.12%	11.84%
Other Specialty Retail	100,284	7.84%	9.88%	—	—%	—%
Electrical Components & Equipment	76,104	5.95%	7.50%	3,319	0.77%	0.91%
Diversified Metals & Mining	65,335	5.11%	6.44%	3,706	0.86%	1.01%
Education Services	60,734	4.75%	5.98%	14,706	3.43%	4.01%
Health Care Technology	60,041	4.69%	5.92%	29,636	6.92%	8.08%
Aerospace & Defense	55,418	4.33%	5.46%	5,147	1.20%	1.40%
Health Care Services	53,339	4.17%	5.26%	6,554	1.53%	1.79%
Distributors	38,602	3.02%	3.80%	12,443	2.90%	3.39%
Integrated Telecommunication Services	34,600	2.70%	3.41%	9,259	2.16%	2.52%
Auto Parts & Equipment	33,048	2.58%	3.26%	—	—%	—%
Biotechnology	32,659	2.55%	3.22%	12,040	2.81%	3.28%
Systems Software	31,658	2.47%	3.12%	18,159	4.24%	4.95%
Health Care Distributors	29,103	2.28%	2.87%	23,623	5.51%	6.44%
Gold	27,585	2.16%	2.72%	—	—%	—%
Property & Casualty Insurance	27,485	2.15%	2.71%	9,968	2.33%	2.72%
Trading Companies & Distributors	24,315	1.90%	2.40%	4,784	1.12%	1.30%
Industrial Machinery & Supplies & Components	24,266	1.90%	2.39%	—	—%	—%
Interactive Media & Services	23,750	1.86%	2.34%	—	—%	—%
Diversified Support Services	23,244	1.82%	2.29%	15,552	3.63%	4.24%
Multi-Sector Holdings	21,640	1.69%	2.13%	5,441	1.27%	1.48%
Pharmaceuticals	21,518	1.68%	2.12%	4,449	1.04%	1.21%
Diversified Financial Services	21,343	1.67%	2.10%	—	—%	—%
Cable & Satellite	20,131	1.57%	1.98%	8,747	2.04%	2.39%
Health Care Supplies	20,115	1.57%	1.98%	8,400	1.96%	2.29%
Metal, Glass & Plastic Containers	19,273	1.51%	1.90%	—	—%	—%
Environmental & Facilities Services	17,644	1.38%	1.74%	4,859	1.13%	1.32%
Hotels, Resorts & Cruise Lines	17,323	1.35%	1.71%	17,281	4.03%	4.71%
Personal Care Products	15,640	1.22%	1.54%	—	—%	—%
Insurance Brokers	14,152	1.11%	1.39%	—	—%	—%
Office Services & Supplies	13,570	1.06%	1.34%	7,971	1.86%	2.17%
Specialized Finance	13,299	1.04%	1.31%	3,635	0.85%	0.99%
Real Estate Development	12,972	1.01%	1.28%	—	—%	—%
Research & Consulting Services	12,299	0.96%	1.21%	7,616	1.78%	2.08%
Passenger Airlines	12,289	0.96%	1.21%	—	—%	—%
Soft Drinks & Non-alcoholic Beverages	10,649	0.83%	1.05%	—	—%	—%
Restaurants	9,868	0.77%	0.97%	6,725	1.57%	1.83%
Leisure Facilities	9,058	0.71%	0.89%	8,889	2.07%	2.42%
Advertising	7,278	0.57%	0.72%	6,992	1.63%	1.91%
Electronic Components	6,653	0.52%	0.66%	6,462	1.51%	1.76%
Air Freight & Logistics	6,580	0.51%	0.65%	6,363	1.48%	1.74%
Consumer Finance	5,107	0.40%	0.50%	6,211	1.45%	1.69%
Internet Services & Infrastructure	4,833	0.38%	0.48%	1,899	0.44%	0.52%
Diversified Real Estate Activities	4,633	0.36%	0.46%	—	—%	—%
Paper & Plastic Packaging Products & Materials	4,601	0.36%	0.45%	—	—%	—%
Leisure Products	3,993	0.31%	0.39%	11,837	2.76%	3.23%
Health Care Facilities	3,170	0.25%	0.31%	9,715	2.27%	2.65%
IT Consulting & Other Services	3,151	0.25%	0.31%	3,589	0.84%	0.98%
Other Specialized REITs	3,068	0.24%	0.30%	—	—%	—%
Construction Materials	456	0.04%	0.04%	—	—%	—%
Industrial Machinery	—	—%	—%	17,994	4.20%	4.91%
Other Diversified Financial Services	—	—%	—%	7,650	1.79%	2.09%
Metal & Glass Containers	—	—%	—%	7,376	1.72%	2.01%
Alternative Carriers	—	—%	—%	7,250	1.69%	1.98%
Data Processing & Outsourced Services	—	—%	—%	6,581	1.54%	1.79%
Personal Products	—	—%	—%	5,530	1.29%	1.51%
Paper Packaging	—	—%	—%	4,784	1.12%	1.30%
Internet & Direct Marketing Retail	—	—%	—%	4,757	1.11%	1.30%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Oil & Gas Refining & Marketing	$—	—%	—%	$3,990	0.93%	1.09%
Airport Services	—	—%	—%	2,949	0.69%	0.80%
Specialized REITs	—	—%	—%	2,920	0.68%	0.80%
Paper Products	—	—%	—%	2,847	0.66%	0.78%
Diversified Banks	—	—%	—%	2,135	0.50%	0.58%
Specialty Stores	—	—%	—%	1,895	0.44%	0.52%
Automotive Retail	—	—%	—%	564	0.13%	0.15%
Total	$1,279,166	100.00%	126.03%	$428,556	100.00%	116.86%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$432,692	$776,794	$1,209,486
Subordinated debt	—	49,439	10,300	59,739
Common equity and warrants	—	—	4,531	4,531
Preferred equity	—	—	5,410	5,410
Total investments at fair value	$—	$482,131	$797,035	$1,279,166
Derivative assets	$—	$255	$—	$255
Total assets at fair value	$—	$482,386	$797,035	$1,279,421
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from March 31, 2023 to June 30, 2023, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2023	$392,847	$8,349	$5,081	$4,055	$410,332
Purchases	379,908	3,303	—	292	383,503
Sales and repayments	(2,503)	—	—	—	(2,503)
Transfers out (a)	—	(1,625)	—	—	(1,625)
Capitalized PIK interest income	834	273	—	—	1,107
Accretion of OID	1,032	—	—	—	1,032
Net unrealized appreciation (depreciation)	4,676	—	329	184	5,189
Fair value as of June 30, 2023	$776,794	$10,300	$5,410	$4,531	$797,035
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2023	$4,676	$—	$329	$184	$5,189
__________
(a) There were transfers out of Level 3 to Level 2 for certain investments during the three months ended June 30, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from September 30, 2022 to June 30, 2023, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2022	$153,069	$3,303	$5,497	$1,023	$162,892
Purchases	620,956	6,606	—	2,454	630,016
Sales and repayments	(6,038)	—	—	—	(6,038)
Transfers in (a)	3,815	—	—	—	3,815
Capitalized PIK interest income	1,803	391	—	—	2,194
Accretion of OID	1,983	—	—	—	1,983
Net unrealized appreciation (depreciation)	1,206	—	(87)	1,054	2,173
Fair value as of June 30, 2023	$776,794	$10,300	$5,410	$4,531	$797,035
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2023	$1,204	$—	$(87)	$1,054	$2,171
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the nine months ended June 30, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.
The following table provides a roll-forward of the changes in fair value from December 10, 2021 (commencement of operations) to June 30, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Purchases	$133,553	$2,150	$5,693	$767	$142,163
Sales and repayments	(12,156)	—	—	(28)	(12,184)
Capitalized PIK interest income	20	—	—	—	20
Accretion of OID	306	—	—	—	306
Net unrealized appreciation (depreciation)	(1,508)	—	(346)	(135)	(1,989)
Fair value as of June 30, 2022	$120,215	$2,150	$5,347	$604	$128,316
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the period from December 10, 2021 (commencement of operations) to June 30, 2022	$(1,508)	$—	$(346)	$(135)	$(1,989)

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of June 30, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$642,096	Market Yield	Market Yield	(b)	11.0%	-	20.0%	13.1%
	76,104	Transaction Precedent	NA	(c)	N/A	-	N/A	N/A
	58,594	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	10,300	Market Yield	Market Yield	(b)	9.0%	-	11.0%	10.0%
Common equity and warrants & preferred equity	1,643	Enterprise Value	Revenue Multiple	(e)	0.4x	-	4.2x	0.5x
	7,642	Enterprise Value	EBITDA Multiple	(e)	6.0x	-	14.0x	11.9x
	656	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$797,035
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 4. Fee Income
For the three and nine months ended June 30, 2023, the Company recorded total fee income of $654 and $882, respectively, of which $27 and $188, respectively, was recurring in nature. For the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Company recorded total fee income of $93 and $113, respectively, of which $20 and $40, respectively, was recurring in nature. Recurring fee income consisted of servicing fees and certain exit fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2023:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2022	15,628	$156	$380,646	$(14,075)	$366,727
Issuance of Common Shares	5,536	55	129,653	—	129,708
Issuance of Common Shares under dividend reinvestment plan	78	1	1,831	—	1,832
Net investment income	—	—	—	10,097	10,097
Net unrealized appreciation (depreciation)	—	—	—	(2,842)	(2,842)
Net realized gains (losses)	—	—	—	(660)	(660)
Provision for income tax (expense) benefit	—	—	—	(51)	(51)
Distributions to shareholders	—	—	—	(11,356)	(11,356)
Balance at December 31, 2022	21,242	212	512,130	(18,887)	493,455
Issuance of Common Shares	9,589	97	225,285	—	225,382
Issuance of Common Shares under dividend reinvestment plan	120	1	2,822	—	2,823
Net investment income	—	—	—	11,804	11,804
Net unrealized appreciation (depreciation)	—	—	—	8,054	8,054
Net realized gains (losses)	—	—	—	(1,741)	(1,741)
Provision for income tax (expense) benefit	—	—	—	(54)	(54)
Distributions to shareholders	—	—	—	(14,863)	(14,863)
Balance at March 31, 2023	30,951	310	740,237	(15,687)	724,860
Issuance of Common Shares	12,093	121	282,136	—	282,257
Issuance of Common Shares under dividend reinvestment plan	177	1	4,114	—	4,115
Shares repurchased, net of early repurchase deduction	(2)	—	(40)	—	(40)
Net investment income	—	—	—	18,908	18,908
Net unrealized appreciation (depreciation)	—	—	—	6,783	6,783
Net realized gains (losses)	—	—	—	(476)	(476)
Provision for income tax (expense) benefit	—	—	—	(71)	(71)
Distributions to shareholders	—	—	—	(21,422)	(21,422)
Balance at June 30, 2023	43,219	$432	$1,026,447	$(11,965)	$1,014,914

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table presents the changes in net assets for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022:

	Common Shares
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Capital contribution	1,000	$10	$24,990	$—	$25,000
Net investment income	—	—	—	75	75
Net unrealized appreciation (depreciation)	—	—	—	(3)	(3)
Balance at December 31, 2021	1,000	10	24,990	72	25,072
Capital contributions	3,000	30	74,970	—	75,000
Net investment income	—	—	—	880	880
Net unrealized appreciation (depreciation)	—	—	—	(19)	(19)
Net realized gains (losses)	—	—	—	8	8
Provision for income tax (expense) benefit	—	—	—	(1)	(1)
Distributions to shareholders	—	—	—	(768)	(768)
Balance at March 31, 2022	4,000	40	99,960	172	100,172
Capital contributions	7,301	73	177,496	—	177,569
Net investment income	—	—	—	2,238	2,238
Net unrealized appreciation (depreciation)	—	—	—	(11,946)	(11,946)
Net realized gains (losses)	—	—	—	(51)	(51)
Provision for income tax (expense) benefit	—	—	—	(15)	(15)
Balance at June 30, 2022	11,301	$113	$277,456	$(9,602)	$267,967
Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class S and Class D common shares of beneficial interest at $0.01 per share par value. As of June 30, 2023, the Company has issued and sold 29,292,019 Class I shares for an aggregate purchase price of $699.6 million. As of June 30, 2023, the Company has issued and sold 13,523,516 Class S shares for an aggregate purchase price of $317.9 million. As of June 30, 2023, the Company has issued and sold 646 Class D shares for an aggregate purchase price of less than $0.1 million. As of June 30, 2023, the Company has issued 203,519 Class I shares and 201,271 Class S shares pursuant to its distribution reinvestment plan.
The following table summarizes transactions in common shares of beneficial interest for the nine months ended June 30, 2023:

	Shares	Amount
Class I
Issuance of Common Shares	16,273,329	$381,028
Issuance of Common Shares under dividend reinvestment plan	182,183	4,264
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	16,455,512	$385,292
Class S
Issuance of Common Shares	10,943,532	$256,304
Issuance of Common Shares under dividend reinvestment plan	192,853	4,506
Share repurchases, net of early repurchase deduction	(1,692)	(40)
Net increase (decrease)	11,134,693	$260,770
Class D
Issuance of Common Shares	646	$15
Issuance of Common Shares under dividend reinvestment plan	—	—
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	646	$15
Total net increase (decrease)	27,590,851	$646,077

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
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares utilized as the purchase price for shares issued and sold after the Company broke escrow:

	Class I Shares	Class S Shares	Class D Shares
May 31, 2022	$24.32	—	—
June 30, 2022	$23.71	—	—
July 31, 2022	$23.98	$23.98	—
August 31, 2022	$24.03	$24.03	—
September 30, 2022	$23.47	$23.47	—
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
April 30, 2023	$23.40	$23.40	—
May 31, 2023	$23.23	$23.23	—
June 30, 2023	$23.48	$23.48	$23.48

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding Common Shares. The following table presents distributions that were declared during the nine months ended June 30, 2023:

			Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
April 25, 2023	April 30, 2023	May 26, 2023	0.1900	4,568
May 22, 2023	May 31, 2023	June 28, 2023	0.1900	5,068
June 26, 2023	June 30, 2023	July 27, 2023	0.1900	5,605
			$1.7400	$35,805

			Class S
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
April 25, 2023	April 30, 2023	May 26, 2023	0.1734	1,764
May 22, 2023	May 31, 2023	June 28, 2023	0.1734	2,036
June 26, 2023	June 30, 2023	July 27, 2023	0.1735	2,381
			$1.5907	$11,836

			Class D
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
June 26, 2023	June 30, 2023	July 27, 2023	$0.1852	$—
			$0.1852	$—
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
Through June 30, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the nine months ended June 30, 2023:

	Class I		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income	$1.6197	$32,895	$1.3563	$10,027
Distributions in excess of net investment income	0.1203	2,910	0.2344	1,809
Total	$1.7400	$35,805	$1.5907	$11,836
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
On September 12, 2022, the Company’s initial tender offer under its share repurchase program expired, on December 13, 2022, the Company's tender offer conducted during the quarter ended December 31, 2022 under its share repurchase program expired, on March 15, 2023, the Company’s tender offer conducted during the quarter ended March 31, 2023 under its share repurchase program expired, and on June 12, 2023, the Company’s tender offer conducted during the quarter ended June 30, 2023 under its share repurchase program expired. There were 1,692 Class S shares repurchased during the three and nine months ended June 30, 2023 for a repurchase price equal to 98% of the Company's net asset value per share as of June 30, 2023, which was $23.48 per share.

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

Effective on and as of June 28, 2023 (the “New Effective Date”), the Company entered into Amendment No. 1 (the “ING Credit Agreement Amendment”) to the ING Credit Agreement. As a result of the ING Credit Agreement Amendment, the ING Credit Agreement provides for a senior secured revolving credit facility of up to $1,110 million (the “Increased Maximum Commitment”), increased from $490 million, subject to the lesser of (i) a borrowing base and (ii) the Increased Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “New Availability Period”) commencing from the New Effective Date during which loans may be made and a stated maturity date that is five years from the New Effective Date (the “New Maturity Date”). Following the New Availability Period, the Company will be required in certain circumstances to prepay loans prior to the New Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the New Availability Period in an aggregate amount of $25 million. Borrowing under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the sole current and certain future subsidiaries of the Company and guaranteed by such subsidiaries.

Borrowings under the ING Credit Agreement shall be denominated in U.S. Dollars and bore, prior to the New Effective Date, interest at a rate per annum equal to either (1) SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) 0) (“ABR”) plus 0.875% per annum. On and after the New Effective Date, borrowings under the ING Credit Agreement bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 2.15% per annum, or, following the first year after the New Effective Date, plus 2.05% per annum if the Company has and maintains an investment grade credit rating or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
rates based on SOFR and (e) 0) (“ABR”) plus 1.15% per annum or, following the first year after the New Effective Date, plus 1.05% per annum if the Company has and maintains investment grade credit rating. The Company may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Prior to the New Effective Date, the Company paid a commitment fee at a rate of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement. On and after the New Effective Date, the Company will pay a commitment fee at a rate of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement, subject to increase to 1.00% per annum on the daily unused amount if the daily unused amount is greater than or equal to 65% of the aggregate commitments under the ING Credit Agreement.

At any time during the New Availability Period, the Company may propose an increase in the Increased Maximum Commitment to an amount not to exceed the greater of (a) $1,250.0 million and (b) 150% of shareholders’ equity as of the date on which such increased amount is to be effective, subject to certain conditions, including the consent of the lenders to increase their commitments and of ING.

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

As of June 30, 2023 and September 30, 2022, the Company had $275.0 million and $75.0 million outstanding under the ING Credit Agreement. For the nine months ended June 30, 2023, the Company’s borrowings under the ING Credit Agreement bore interest at a weighted average rate of 6.55%. For the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Company’s borrowings under the ING Facility bore interest at a weighted average rate of 3.38%. The Company recorded $3,999 and $10,018 of interest expense (inclusive of fees), respectively, related to the ING Credit Agreement for the three and nine months ended June 30, 2023. The Company recorded $953 and $1,018 of interest expense (inclusive of fees) related to the ING Facility for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022.

JPM SPV Facility

On February 24, 2023 (the “JPM Closing Date”), the Company entered into a loan and security agreement (as amended, the “JPM Loan and Security Agreement”) among OSCF Lending SPV, LLC (“OSCF Lending SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, pursuant to which JPM agreed to extend credit to OSCF Lending SPV in an aggregate principal amount up to $150 million at any one time outstanding. Effective on and as of July 5, 2023, the Company entered into Amendment No. 1 (the “JPM Loan and Security Agreement Amendment”) to the JPM Loan and Security Agreement, pursuant to which JPM has increased its commitment to extend credit to OSCF Lending SPV to an aggregate principal amount up to $300 million (the “JPM Maximum Commitment”).

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

As of June 30, 2023, OSCF Lending SPV had $50.0 million outstanding under the JPM Loan and Security Agreement. For the nine months ended June 30, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 7.97%. The Company recorded $1,216 and $1,577 of interest expense (inclusive of fees), respectively, related to the JPM Loan and Security Agreement for the three and nine months ended June 30, 2023.

Secured Borrowings

As of June 30, 2023 and September 30, 2022, there were no secured borrowings outstanding. The Company did not record any interest expense in connection with secured borrowings for the three and nine months ended June 30, 2023. The Company recorded $256 of interest expense in connection with secured borrowings for the period from December 10, 2021 (commencement of operations) to June 30, 2022. There was no interest expense for the three months ended June 30, 2022. The Company's secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to June 30, 2022.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for three months ended June 30, 2023 and 2022, nine months ended June 30, 2023 and the period from December 10, 2021 (commencement of operations) to June 30, 2022:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Nine months ended June 30, 2023	For the period from December 10, 2021 (commencement of operations) to June 30, 2022
Net increase (decrease) in net assets resulting from operations	$25,144	$(9,774)	$49,751	$(8,834)
Net unrealized (appreciation) depreciation	(6,783)	11,946	(11,995)	11,968
Other book/tax differences	654	(191)	1,250	(190)
Taxable income (1)	$19,015	$1,981	$39,006	$2,944
__________________
(1)The Company's taxable income for the three and nine months ended June 30, 2023 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2023. The final taxable income may be different than the estimate.
For the three months ended June 30, 2023, the Company recognized a total provision for income tax expense of $71, which was comprised of a current tax expense of $97 and a deferred income tax benefit of $26 that resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
For the nine months ended June 30, 2023, the Company recognized a total provision for income tax expense of $176, which was comprised of a current tax expense of $219 and a deferred income tax benefit of $43 that resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company's total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering. For the three months ended June 30, 2023, base management fees were $2,817. For the nine months ended June 30, 2023, base management fees were $6,183, of which $877 was waived. For each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, base management fees representing $286 were fully waived.
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

For the three months ended June 30, 2023, the Investment Income Incentive Fee was $2,835. For the nine months ended June 30, 2023, the Investment Income Incentive Fee was $5,808, of which $765 was waived.

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

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2023, there was no accrued Capital Gains Incentive Fee.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the three and nine months ended June 30, 2023, the Company incurred $349 and $889, respectively, of expenses under the Administration Agreement, of which $267 and $711, respectively, was included in administrator expense, $58 and $146, respectively, was included in general and administrative expenses and $24 and $32, respectively, was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, the Company incurred $115 and $145 of expenses under the Administration Agreement, of which $60 and $84, respectively, was included in administrator expense, $13 and $19, respectively, was included in general and administrative expenses and $42 and $42, respectively, was included in organization expenses and amortization of offering costs on the Consolidated Statements of Operations.

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

For the three and nine months ended June 30, 2023, the Company recorded distribution and shareholder servicing fees of $589 and $1,116, respectively, primarily all of which were attributable to Class S shares. The Company did not record any distribution and shareholder servicing fees for the three and nine months ended June 30, 2022.

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

For the nine months ended June 30, 2023, the Adviser made Expense Payments in the amount of $852. For the three and nine months ended June 30, 2023, the Company made reimbursement payments of $348 to the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

(Share amounts in thousands)	For the three months ended June 30, 2023			Three months ended June 30, 2022	For the nine months ended June 30, 2023			For the period from December 10, 2021 (commencement of operations) to June 30, 2022
	Class I	Class S	Class D	Class I	Class I	Class S	Class D	Class I
Net asset value at beginning of period	$23.42	$23.42	$—	$25.04	$23.47	$23.47	$—	$—
Capital Contribution	—	—	23.23	—	—	—	23.23	25.00
Net investment income (1)	0.50	0.45	0.17	0.35	1.49	1.34	0.17	0.79
Net unrealized appreciation (depreciation) (1)(2)	0.14	0.14	0.25	(1.67)	0.36	0.37	0.25	(1.75)
Net realized gains (losses) (1)	(0.01)	(0.01)	0.02	(0.01)	(0.10)	(0.11)	0.02	(0.01)
Net increase (decrease) in net assets resulting from operations	0.63	0.58	0.44	(1.33)	1.75	1.60	0.44	(0.97)
Distributions of net investment income to shareholders	(0.50)	(0.45)	(0.17)	—	(1.62)	(1.36)	(0.17)	(0.32)
Distributions in excess of net investment income	(0.07)	(0.07)	(0.02)	—	(0.12)	(0.23)	(0.02)	—
Net asset value at end of period	$23.48	$23.48	$23.48	$23.71	$23.48	$23.48	$23.48	$23.71
Total return (3)	2.72%	2.50%	1.87%	(5.31)%	7.73%	7.05%	1.87%	(3.95)%
Common shares outstanding at beginning of the period or the commencement date	22,379	8,572	—	4,000	13,040	2,588	—	1,000
Common shares outstanding at end of period	29,495	13,723	1	11,301	29,495	13,723	1	11,301
Net assets at the beginning of the period or the commencement date	$524,123	$200,737	$—	$100,172	$305,989	$60,738	$—	$25,000
Net assets at end of period	$692,668	$322,231	$15	$267,967	$692,668	$322,231	$15	$267,967
Average net assets (4)	$627,112	$278,449	$15	$153,663	$485,983	$175,872	$15	$98,489
Ratio of net investment income to average net assets (5)	2.15%	1.94%	0.72%	1.46%	6.33%	5.70%	0.72%	3.24%
Ratio of total expenses to average net assets (5)(7)	1.39%	1.60%	0.49%	1.64%	4.46%	5.04%	0.49%	3.19%
Ratio of net expenses to average net assets (5)	1.43%	1.64%	0.52%	0.93%	4.10%	4.81%	0.52%	2.08%
Ratio of portfolio turnover to average investments at fair value (5)	8.24%	8.24%	8.24%	2.62%	24.48%	24.48%	24.48%	12.13%
Weighted average outstanding debt	$238,462	$238,462	$238,462	$71,099	$190,256	$190,256	$190,256	$47,989
Average debt per share (1)	$6.18	$6.18	$6.18	$11.10	$6.76	$6.76	$6.76	$11.85
Asset coverage ratio (6)	412.28%	412.28%	412.28%	397.74%	412.28%	412.28%	412.28%	397.74%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation on investments for the three months ended June 30, 2023 and 2022, the nine months ended June 30, 2023 and the period from December 10, 2021 (commencement of operations) to June 30, 2022 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)
Financial results for the three months ended June 30, 2023 and 2022, the nine months ended June 30, 2023 and the period from December 10, 2021 (commencement of operations) to June 30, 2022 have not been annualized for purposes of this ratio.

(6)	Based on outstanding senior securities of $325.0 million and $90.0 million as of June 30, 2023 and June 30, 2022, respectively.
(7)	Total expenses to average net assets is prior to management fee waivers and expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2023, off-balance sheet arrangements consisted of $196,628 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. As of September 30, 2022, off-balance sheet arrangements consisted of $68,962 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
A list of unfunded commitments by investment as of June 30, 2023 and September 30, 2022 is shown in the table below:

	June 30, 2023	September 30, 2022
CVAUSA Management, LLC	$21,916	$—
107-109 Beech OAK22 LLC	19,473	—
Delta Leasing SPV II LLC	14,863	21,469
OneOncology, LLC	13,159	—
Seres Therapeutics, Inc.	12,990	—
MND Holdings III Corp	8,665	—
North Star Acquisitionco, LLC	7,732	—
scPharmaceuticals Inc.	7,654	—
BioXcel Therapeutics, Inc.	6,930	6,930
IW Buyer LLC	5,973	—
Grove Hotel Parcel Owner, LLC	5,305	5,305
Harrow Health, Inc.	5,018	—
Inventus Power, Inc.	4,967	—
iCIMs, Inc.	4,927	5,472
ADC Therapeutics SA	4,770	4,770
Transit Buyer LLC	3,850	—
SEI Holding I Corporation	3,611	—
PPW Aero Buyer, Inc.	3,603	—
Ardonagh Midco 3 PLC	3,520	9,592
107 Fair Street LLC	3,512	—
Establishment Labs Holdings Inc.	3,378	5,068
HUB Pen Company, LLC	3,213	—
Dukes Root Control Inc.	3,104	—
Innocoll Pharmaceuticals Limited	2,656	2,656
112-126 Van Houten Real22 LLC	2,183	—
Coupa Holdings, LLC	2,122	—
athenahealth Group Inc.	2,116	—
Oranje Holdco, Inc.	1,968	—
Avalara, Inc.	1,903	—
Salus Workers' Compensation, LLC	1,898	—
Galileo Parent, Inc.	1,757	—
SCP Eye Care Services, LLC	1,730	—
MRI Software LLC	1,458	4,754
Mesoblast, Inc.	1,125	1,125
LSL Holdco, LLC	1,015	203
Pluralsight, LLC	820	—
Supreme Fitness Group NY Holdings, LLC	648	—
ASP-R-PAC Acquisition Co LLC	588	588
Kings Buyer, LLC	508	547
PFNY Holdings, LLC	—	483
	$196,628	$68,962

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended June 30, 2023, except as discussed below.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Share Issuance

On July 3, 2023, the Company issued and sold pursuant to its continuous public offering 7,791,302 Class I shares for proceeds of $182.9 million, 2,162,785 Class S shares for proceeds of $50.8 million and 3,407 Class D shares for proceeds of $0.1 million.

Distributions

On July 24, 2023, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0166	$0.1734
Class D shares	$0.1900	$0.0049	$0.1851

The distribution is payable to shareholders of record as of July 31, 2023 and will be paid on or about August 29, 2023. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

JPM SPV Facility Amendment

Effective on and as of July 5, 2023, the Company entered into the JPM Loan and Security Agreement Amendment. As a result of the JPM Loan and Security Agreement Amendment, the JPM Maximum Commitment was increased to $300 million.

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
As of June 1, 2022, we had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of June 30, 2023, we have issued and sold 29,292,019 Class I shares for an aggregate purchase price of $699.6 million of which, $100.0 million was purchased by an affiliate of the Adviser. As of June 30, 2023, we have issued and sold 13,523,516 Class S shares for an aggregate purchase price of $317.9 million. As of June 30, 2023, we have issued and sold 646 Class D shares for an aggregate purchase price of less than $0.1 million.

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
As of June 30, 2023, 89.4% of our debt investment portfolio (at fair value) and 89.1% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to the Secured Overnight Financing Rate, or SOFR, or the London Interbank Offered Rate, or LIBOR, which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans are also indexed to an alternate base rate (e.g., prime rate) or the Sterling Overnight Index Average, or SONIA. Most U.S. dollar LIBOR rates are no longer published after June 30, 2023 although certain synthetic rates will be published through September 30, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. In connection with the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language to address when LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.
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
The fair value of our investments as of June 30, 2023 and September 30, 2022 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
As of June 30, 2023, we held $1,279.2 million of investments at fair value, up from $428.6 million held at September 30, 2022, primarily driven by new originations funded primarily by cash proceeds from our continuous public offering.
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
As of June 30, 2023 and September 30, 2022, there were no investments on non-accrual status.

Portfolio Composition

As of June 30, 2023, the fair value of our investment portfolio was $1,279.2 million and was composed of investments in 108 portfolio companies. As of September 30, 2022, the fair value of our investment portfolio was $428.6 million and was composed of investments in 81 portfolio companies.
As of June 30, 2023 and September 30, 2022, our investment portfolio consisted of the following:

	June 30, 2023	September 30, 2022
Cost:
Senior Secured Debt	94.56%	93.44%
Subordinated Debt	4.70%	4.98%
Preferred Equity	0.47%	1.35%
Common Equity and Warrants	0.27%	0.23%
Total	100.00%	100.00%

	June 30, 2023	September 30, 2022
Fair Value:
Senior Secured Debt	94.56%	93.96%
Subordinated Debt	4.67%	4.52%
Preferred Equity	0.42%	1.28%
Common Equity and Warrants	0.35%	0.24%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	June 30, 2023	September 30, 2022
Fair Value:
Application Software	9.49%	10.12%
Other Specialty Retail	7.84%	—%
Electrical Components & Equipment	5.95%	0.77%
Diversified Metals & Mining	5.11%	0.86%
Education Services	4.75%	3.43%
Health Care Technology	4.69%	6.92%
Aerospace & Defense	4.33%	1.20%
Health Care Services	4.17%	1.53%
Distributors	3.02%	2.90%
Integrated Telecommunication Services	2.70%	2.16%
Auto Parts & Equipment	2.58%	—%
Biotechnology	2.55%	2.81%
Systems Software	2.47%	4.24%
Health Care Distributors	2.28%	5.51%
Gold	2.16%	—%
Property & Casualty Insurance	2.15%	2.33%
Trading Companies & Distributors	1.90%	1.12%
Industrial Machinery & Supplies & Components	1.90%	—%
Interactive Media & Services	1.86%	—%
Diversified Support Services	1.82%	3.63%
Multi-Sector Holdings	1.69%	1.27%
Pharmaceuticals	1.68%	1.04%
Diversified Financial Services	1.67%	—%
Cable & Satellite	1.57%	2.04%
Health Care Supplies	1.57%	1.96%
Metal, Glass & Plastic Containers	1.51%	—%
Environmental & Facilities Services	1.38%	1.13%
Hotels, Resorts & Cruise Lines	1.35%	4.03%
Personal Care Products	1.22%	—%
Insurance Brokers	1.11%	—%
Office Services & Supplies	1.06%	1.86%
Specialized Finance	1.04%	0.85%
Real Estate Development	1.01%	—%
Research & Consulting Services	0.96%	1.78%
Passenger Airlines	0.96%	—%
Soft Drinks & Non-alcoholic Beverages	0.83%	—%
Restaurants	0.77%	1.57%
Leisure Facilities	0.71%	2.07%
Advertising	0.57%	1.63%
Electronic Components	0.52%	1.51%
Air Freight & Logistics	0.51%	1.48%
Consumer Finance	0.40%	1.45%
Internet Services & Infrastructure	0.38%	0.44%
Diversified Real Estate Activities	0.36%	—%
Paper & Plastic Packaging Products & Materials	0.36%	—%
Leisure Products	0.31%	2.76%
Health Care Facilities	0.25%	2.27%
IT Consulting & Other Services	0.25%	0.84%
Other Specialized REITs	0.24%	—%
Construction Materials	0.04%	—%
Industrial Machinery	—%	4.20%
Other Diversified Financial Services	—%	1.79%
Metal & Glass Containers	—%	1.72%
Alternative Carriers	—%	1.69%
Data Processing & Outsourced Services	—%	1.54%
Personal Products	—%	1.29%
Paper Packaging	—%	1.12%
Internet & Direct Marketing Retail	—%	1.11%
Oil & Gas Refining & Marketing	—%	0.93%
Airport Services	—%	0.69%
Specialized REITs	—%	0.68%
Paper Products	—%	0.66%
Diversified Banks	—%	0.50%
Specialty Stores	—%	0.44%
Automotive Retail	—%	0.13%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	June 30, 2023	September 30, 2022
United States	85.58%	90.88%
India	3.07%	0.85%
United Kingdom	2.66%	—%
Canada	2.16%	—%
Luxembourg	1.20%	—%
France	1.06%	0.99%
Chile	0.96%	—%
Costa Rica	0.95%	2.38%
Netherlands	0.83%	—%
Switzerland	0.77%	2.32%
Cayman Islands	0.76%	—%
Germany	—%	1.21%
Ireland	—%	1.37%
Total	100.00%	100.00%

See the Schedule of Investments as of June 30, 2023 and September 30, 2022, in our consolidated financial statements in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of our annual report on Form 10-K for the year ended September 30, 2022, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of three months ended June 30, 2023 and June 30, 2022; and nine months ended June 30, 2023 and the period from December 10, 2021 (commencement of operations) to June 30, 2022
Investment Income
Total investment income for the three months ended June 30, 2023 was $32,442 and consisted of $31,788 of interest income primarily from portfolio investments (including $1,107 of PIK interest income) and $654 of fee income. Total investment income for the three months ended June 30, 2022 was $3,674 and consisted of $3,581 of interest income primarily from portfolio investments (including $10 of PIK interest income) and $93 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio.
Total investment income for the nine months ended June 30, 2023 was $69,180 and consisted of $68,298 of interest income primarily from portfolio investments (including $2,195 of PIK interest income) and $882 of fee income. Total investment income for the period from December 10, 2021 (commencement of operations) to June 30, 2022 was $5,240 and consisted of $5,127 of interest income primarily from portfolio investments (including $20 of PIK interest income) and $113 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio. Based on fair value as of June 30, 2023, the weighted average yield on our debt investments was 12.2%, up from 8.3% as of June 30, 2022.

Expenses
Net expenses for the three and nine months ended June 30, 2023 were $13,534 and $28,371, respectively, up significantly from $1,436 and $2,047, respectively, for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering. Net expenses consisted of the following:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the nine months ended June 30, 2023	For the period from December 10, 2021 (commencement of operations) to June 30, 2022
Expenses:
Base management fee	$2,817	$286	$6,183	$286
Investment income incentive fee	2,835	—	5,808	—
Professional fees	401	212	1,589	415
Class S distribution and shareholder servicing fees	589	—	1,116	—
Board of trustees fees	66	90	198	150
Organization expenses	—	549	4	549
Amortization of continuous offering costs	725	255	2,517	255
Interest expense	5,215	953	11,595	1,274
Administrator expense	267	60	711	84
General and administrative expenses	271	121	796	124
Total expenses	$13,186	$2,526	$30,517	$3,137
Management and incentive fees waived	—	(286)	(1,642)	(286)
Expense reimbursements (support)	348	(804)	(504)	(804)
Net expenses	$13,534	$1,436	$28,371	$2,047

For the nine months ended June 30, 2023, the Adviser made certain expense payments in accordance with the Expense Support and Conditional Reimbursement Agreement effective as of February 3, 2022 (the “Expense Support Agreement”) in the amount of $852. For the three and nine months ended June 30, 2023, the Company made reimbursement payments of $348 to the Adviser.
The Adviser waived management and incentive fees through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous offering. For the three months ended June 30, 2023, base management fees were $2,817. For the nine months ended June 30, 2023, base management fees were $6,183, of which $877 was waived. For the three months ended June 30, 2023, investment income incentive fees were $2,835. For the nine months ended June 30, 2023, investment income incentive fees were $5,808, of which $765 was waived. See Note 9, Related Party Transaction, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $6,783 and $11,995 for the three and nine months ended June 30, 2023, respectively. which was primarily driven by unrealized appreciation across the investment portfolio. For the three months ended June 30, 2023, this consisted of $6.3 million of net unrealized appreciation on debt investments, $0.8 million of net unrealized appreciation of foreign currency forward contracts and $0.5 million of net unrealized appreciation on equity investments, partially offset by $0.8 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains). For the nine months ended June 30, 2023, this consisted of $6.3 million of net unrealized appreciation on debt investments, $4.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), $1.0 million of net unrealized appreciation on equity investments and $0.2 million of net unrealized appreciation of foreign currency forward contracts.
Net unrealized depreciation was $11,946 and $11,968 for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, respectively, which was primarily driven by unrealized losses related to credit spread widening. For the three months ended June 30, 2022, this consisted of $11.4 million of net unrealized depreciation on debt investments and $0.5 million of net unrealized depreciation on equity investments. For the nine months ended June 30, 2023, this consisted of $11.5 million of net unrealized depreciation on debt investments and $0.5 million of net unrealized depreciation on equity investments.

Net Realized Gains (Losses)
Net realized losses were $476 and $2,877 for the three and nine months ended June 30, 2023 and primarily related to the exits of certain investments and foreign currency forward contracts. Net realized loses were $51 and $43 for each of the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022, respectively.
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
For the nine months ended June 30, 2023, we experienced a net increase in cash and cash equivalents of $21.8 million. During that period, $821.5 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $844.8 million, due primarily from $637.3 million of proceeds from the issuance of common shares and $250.0 million of net borrowings under the credit facilities, partially offset by $34.5 million of distributions paid to shareholders and $7.9 million of deferred costs paid.
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
As of June 30, 2023, we had $80.2 million of cash and cash equivalents (including restricted cash of $3.6 million), portfolio investments (at fair value) of $1,279.2 million, $9.8 million of interest receivable, $1.9 million of due from affiliates, $935.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $20.4 million of net payables from unsettled transactions and $325.0 million of borrowings outstanding under our credit facilities.
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2023 and September 30, 2022, off-balance sheet arrangements consisted of $196,628 and $68,962, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations

	Debt Outstanding as of September 30, 2022	Debt Outstanding as of June 30, 2023	Weighted average debt outstanding for the nine months ended June 30, 2023	Maximum debt outstanding for the nine months ended June 30, 2023
ING Credit Agreement	$75,000	$275,000	$170,512	$275,000
JPM SPV Facility	—	50,000	19,744	50,000
Total debt	$75,000	$325,000	$190,256

	Payments due by period as of June 30, 2023
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$275,000	$—	$—	$275,000
Interest due on ING Credit Agreement	101,097	20,219	40,438	40,440
JPM Loan and Security Agreement	50,000	—	—	50,000
Interest due on JPM Loan and Security Agreement	18,338	3,937	7,874	6,527
Total	$444,435	$24,156	$48,312	$371,967
Equity Activity
As of June 30, 2023, we have issued and sold 29,292,019 Class I shares for an aggregate purchase price of $699.6 million. As of June 30, 2023, we have issued and sold 13,523,516 Class S shares for an aggregate purchase price of $317.9 million. As of June 30, 2023, we have issued and sold 646 Class D shares for an aggregate purchase price of less than $0.1 million. As of June 30, 2023, we have issued 203,519 Class I shares and 201,271 Class S shares pursuant to our distribution reinvestment plan.

The following table summarizes transactions in common shares of beneficial interest for the nine months ended June 30, 2023:

	Shares	Amount
Class I
Issuance of Common Shares	16,273,329	$381,028
Issuance of Common Shares under dividend reinvestment plan	182,183	4,264
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	16,455,512	$385,292
Class S
Issuance of Common Shares	10,943,532	$256,304
Issuance of Common Shares under dividend reinvestment plan	192,853	4,506
Share repurchases, net of early repurchase deduction	(1,692)	(40)
Net increase (decrease)	11,134,693	$260,770
Class D
Issuance of Common Shares	646	$15
Issuance of Common Shares under dividend reinvestment plan	—	—
Share repurchases, net of early repurchase deduction	—	—
	646	$15
Total net increase (decrease)	27,590,851	646,077
Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares utilized as the purchase price for shares issued and sold after we broke escrow:

	Class I Shares	Class S Shares	Class D Shares
May 31, 2022	$24.32	—	—
June 30, 2022	$23.71	—	—
July 31, 2022	$23.98	$23.98	—
August 31, 2022	$24.03	$24.03	—
September 30, 2022	$23.47	$23.47	—
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
April 30, 2023	$23.40	$23.40	—
May 31, 2023	$23.23	$23.23	—
June 30, 2023	$23.48	$23.48	$23.48
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding common shares of beneficial interest. The following table presents distributions that were declared during the nine months ended June 30, 2023:

			Class I
Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
April 25, 2023	April 30, 2023	May 26, 2023	0.1900	4,568
May 22, 2023	May 31, 2023	June 28, 2023	0.1900	5,068
June 26, 2023	June 30, 2023	July 27, 2023	0.1900	5,605
			$1.7400	$35,805

			Class S
Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
April 25, 2023	April 30, 2023	May 26, 2023	0.1734	1,764
May 22, 2023	May 31, 2023	June 28, 2023	0.1734	2,036
June 26, 2023	June 30, 2023	July 27, 2023	0.1735	2,381
			$1.5907	$11,836

			Class D
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
June 26, 2023	June 30, 2023	July 27, 2023	$0.1852	$—
			$0.1852	$—

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
On September 12, 2022, our initial tender offer under our share repurchase program expired, on December 13, 2022, our tender offer conducted during the quarter ended December 31, 2022 under our share repurchase program expired, on March 15, 2023, our tender offer conducted during the quarter ended March 31, 2023 under our share repurchase program expired, and on June 12, 2023, our tender offer conducted during the quarter ended June 30, 2023 under our share repurchase program expired. There were 1,692 Class S shares repurchased during the three and nine months ended June 30, 2023 for a repurchase price equal to 98% of its net asset value per share as of June 30, 2023, which was $23.48 per share.
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

Effective on and as of June 28, 2023 (the “New Effective Date”), we entered into Amendment No. 1 (the “ING Credit Agreement Amendment”) to the ING Credit Agreement. As a result of the ING Credit Agreement Amendment, the ING Credit Agreement provides for a senior secured revolving credit facility of up to $1,110 million (the “Increased Maximum Commitment”), increased from $490 million, subject to the lesser of (i) a borrowing base and (ii) the Increased Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “New Availability Period”) commencing from the New Effective Date during which loans may be made and a stated maturity date that is five years from the New Effective Date (the “New Maturity Date”). Following the New Availability Period, we will be required in certain circumstances to prepay loans prior to the New Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the New Availability Period in an aggregate amount of $25 million. Borrowing under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of us and of the sole current and certain future subsidiaries of us and guaranteed by such subsidiaries.

Borrowings under the ING Credit Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to either (1) SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) 0) (“ABR”) plus 0.875% per annum. On and after the New Effective Date, borrowings under the ING Credit Agreement bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 2.15% per annum, or, following the first year after the New Effective Date, plus 2.05% per annum if the Company has and maintains an investment grade credit rating or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) 0) (“ABR”) plus 1.15% per annum or, following the first year after the New Effective Date, plus 1.05% per annum if the Company has and maintains investment grade credit rating. We may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. Prior to the New Effective Date, we paid a commitment fee at a rate of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement. On and after the New Effective Date, we will pay a commitment fee at a rate of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement, subject to increase to 1.00% per annum on the daily unused amount if the daily unused amount is greater than or equal to 65% of the aggregate commitments under the ING Credit Agreement.

At any time during the New Availability Period, the Borrower may propose an increase in the Increased Maximum Commitment to an amount not to exceed the greater of (a) $1,250.0 million and (b) 150% of shareholders’ equity as of the date on which such increased amount is to be effective, subject to certain conditions, including the consent of the lenders to increase their commitments and of ING.

We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2023, we were in compliance with all financial covenants under the ING Credit Agreement based on the financial information contained in this Quarterly Report on Form 10-Q. Borrowings under the ING Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The ING Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the ING Credit Agreement immediately due and payable.

As of June 30, 2023 and September 30, 2022, we had $275.0 million and $75.0 million outstanding under the ING Credit Agreement. For the nine months ended June 30, 2023, our borrowings under the ING Credit Agreement bore interest at a weighted average rate of 6.55%. For the period from December 10, 2021 (commencement of operations) to June 30, 2022, our borrowings under the ING Facility bore interest at a weighted average rate of 3.38%. We recorded $3,999 and $10,018 of interest expense (inclusive of fees), respectively, related to the ING Credit Agreement for the three and nine months ended June 30, 2023. We recorded $953 and $1,018 of interest expense (inclusive of fees) related to the ING Facility for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022.

JPM SPV Facility

On February 24, 2023 (the “JPM Closing Date”), we entered into a loan and security agreement (as amended, the “JPM
Loan and Security Agreement”) among OSCF Lending SPV, LLC (“OSCF Lending SPV”), a wholly owned subsidiary of us, as borrower, we, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, pursuant to which JPM agreed to extend credit to OSCF Lending SPV in an aggregate principal amount up to $150 million at any one time outstanding. Effective on and as of July 5, 2023, the Company entered into Amendment No. 1 (the “JPM Loan and Security Agreement Amendment”) to the JPM Loan and Security Agreement, pursuant to which JPM has increased its commitment to extend credit to OSCF Lending SPV to an aggregate principal amount up to $300 million (the “JPM Maximum Commitment”).

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

As of June 30, 2023, OSCF Lending SPV had $50.0 million outstanding under the JPM Loan and Security Agreement. For the nine months ended June 30, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 7.97%. We recorded $1,216 and $1,577, respectively, of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three and nine months ended June 30, 2023.
Secured Borrowings
As of June 30, 2023 and September 30, 2022, there were no secured borrowings outstanding. We did not record any interest expense in connection with secured borrowings for the three and nine months ended June 30, 2023. We recorded $256 of interest expense in connection with secured borrowings for the three months ended June 30, 2022 and the period from December 10, 2021 (commencement of operations) to June 30, 2022. Our secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to June 30, 2022.
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
Recent Developments
Share Issuance

On July 3, 2023, 2023, we issued and sold pursuant to our continuous public offering 7,791,302 Class I shares for proceeds of $182.9 million, 2,162,785 Class S shares for proceeds of $50.8 million and 3,407 Class D shares for proceeds of $0.1 million.
Distributions

On July 24, 2023, our Board of Trustees declared a regular distribution on our outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0166	$0.1734
Class D shares	$0.1900	$0.0049	$0.1851

The distribution is payable to shareholders of record as of July 31, 2023 and will be paid on or about August 29, 2023. The distribution will be paid in cash or reinvested in Shares for shareholders participating in our distribution reinvestment plan.

JPM SPV Facility Amendment

Effective on and as of July 5, 2023, we entered into the JPM Loan and Security Agreement Amendment. As a result of the JPM Loan and Security Agreement Amendment, the JPM Maximum Commitment was increased to $300 million.

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
As of June 30, 2023, 89.4% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2022, 87.6% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2023 and September 30, 2022 was as follows:

	June 30, 2023		September 30, 2022
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$147,294	12.98%	$87,955	23.79%
>0% and <1%	379,106	33.40	192,723	52.13
1%	422,938	37.27	89,020	24.08
>1%	185,574	16.35	—	—
Total	$1,134,912	100.00%	$369,698	100.00%

Based on our Statement of Assets and Liabilities as of June 30, 2023, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$29,316	$(8,125)	$21,191
200	23,425	(6,500)	16,925
150	17,535	(4,875)	12,660
100	11,644	(3,250)	8,394
50	5,822	(1,625)	4,197

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(5,822)	$1,625	$(4,197)
100	(11,644)	3,250	(8,394)
150	(17,466)	4,875	(12,591)
200	(23,271)	6,500	(16,771)
250	(29,044)	8,125	(20,919)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the LIBOR, SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
($ in thousands)	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$—	$—	$—	$—
LIBOR
30 day	24,593	—	137,460	—
90 day	36,834	—	85,546	—
180 day	—	—	7,592	—
EURIBOR
30 day	—	—	—	—
90 day	1,091	—	—	—
180 day	22,410	—	—	—
SOFR
30 day	410,532	275,000	48,591	75,000
90 day	624,494	50,000	103,206	—
180 day	44,003	—	16,177	—
UK LIBOR
90 day	20,451	—	—	—
Fixed rate	145,908	—	59,856	—

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of our equity securities during the three months ended June 30, 2023.

Share Repurchases

At the discretion of the Board of Trustees, during the quarter ended September 30, 2022, the Company commenced a share repurchase program pursuant to which the Company intends to offer to repurchase, in each quarter, up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter.

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

During the three months ended June 30, 2023, we repurchased in June 2023, upon completion of our tender offer that commenced May 15, 2023, 1,692 Class S shares for a purchase price of $23.48 per share, or approximately $39,729 in aggregate. The repurchase of Common Shares was subject to an early repurchase deduction of 2% of the aggregate net asset value of the Common Shares repurchased, and we paid approximately $38,935 to the tendering holders of Class S shares.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1
Amendment No. 1, dated as of June 28, 2023, to that certain Senior Secured Credit Agreement, dated as of March 25, 2022, as amended prior to June 28, 2023, among the Company, the Subsidiary Guarantor, the lenders named therein and the Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed July 5, 2023).(1)

10.2
Amendment No. 1, dated as of July 5, 2023 to the Loan and Security Agreement dated as of February 24, 2023, among OSCF Lending SPV, the Company, the Lenders party thereto, Citibank, N.A., Virtus Group, LP and JPM.* (1)

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

(1)
Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

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
Date: August 8, 2023