Form 10-K
period 2023-09-30
Oaktree Strategic Credit Fund
filed 2023-12-19
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act

Class	Outstanding at December 15, 2023*
Class I shares of beneficial interest, $0.01 par value	52,142,452
Class S shares of beneficial interest, $0.01 par value	25,600,199
Class D shares of beneficial interest, $0.01 par value	13,871
* Common shares outstanding exclude December 1, 2023 subscriptions because the issuance price is not yet finalized as of the date hereof.

As of September 30, 2023, there was no established public market for the registrant's common shares of beneficial interest.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Business.

General
Oaktree Strategic Credit Fund (together with its subsidiaries, where applicable, the "Company", which may also be referred to as "we," "us" or "our") is structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). We have elected to be treated, and intend to qualify annually to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code").
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

We accepted purchase orders and held investors’ funds in an interest-bearing escrow account until we received purchase orders for Common Shares of at least $100.0 million, excluding subscriptions by Oaktree Fund GP I, L.P. in respect of the Class I shares purchased by Oaktree Fund GP I, L.P. prior to March 31, 2022. As of June 1, 2022, we had satisfied the minimum offering requirement and our Board of trustees (the "Board of Trustees” or the “Board”) authorized the release of proceeds from escrow. As of September 30, 2023, the Company has issued and sold 43,994,524 Class I shares for an aggregate purchase price of $1,045.4 million. As of September 30, 2023, the Company has issued and sold 20,419,084 Class S shares for an aggregate purchase price of $480.3 million. As of September 30, 2023, the Company has issued and sold 6,177 Class D shares for an aggregate purchase price of $0.1 million. As of September 30, 2023, the Company has issued 333,633 Class I shares, 370,885 Class S shares and 17 Class D shares pursuant to its distribution reinvestment plan.
As of September 30, 2023, the fair value of our investment portfolio was $1,927.2 million and was comprised of investments in 123 portfolio companies. At fair value, 94.3% of our portfolio consisted of senior secured debt investments as of September 30, 2023. The weighted average annual yield of our debt investments at fair value as of September 30, 2023 was approximately 11.8%.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act of 1940, as amended (the “Investment Company Act”). On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, which we have made, and obtains certain approvals, which we have obtained. Accordingly, we are subject to an asset coverage requirement of 150%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of Common Shares and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2023, we had senior securities outstanding of $445.0 million and an asset coverage ratio of 443.64%.

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
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with over a 100 year history and approximately $850 billion of assets under management (inclusive of OCG) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. OCG's founders, senior management and current and former employee-unitholders of OCG are able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and its affiliates is to achieve attractive returns while bearing less than commensurate risk. Our Adviser and its affiliates believe that they can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require. Our Adviser and its affiliates believe that their defining characteristic is adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an extremely talented group of investment professionals (the "Investment Professionals"), as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2023, our Adviser and its affiliates had more than 1,200 professionals in 21 cities and 16 countries, including a deep and broad credit platform drawing from more than 390 highly experienced investment professionals with significant origination, structuring and underwriting expertise. Specifically, the Direct Lending group that is primarily responsible for implementing our investment strategy consists of a deep and experienced team of Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates.
Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies.
OCM aims to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all of OCM employees share in the discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of our Adviser and its affiliates and the individual employee’s performance and level of responsibility.
Our Adviser and its affiliates provide discretionary investment management services to other BDCs, investment funds, client accounts and proprietary accounts that Oaktree may establish (“Other Oaktree Funds”), which presents the possibility of overlapping investments, and thus may raise actual or potential conflicts of interest. See “Allocation of Investment Opportunities” below and “Item 1A. Risk Factors - Risks Related to the Adviser and its Affiliates; Conflicts of Interest – There may be conflicts of interest related to obligations that the Adviser’s senior management and investment team have to Other Oaktree Funds.”
Environmental, Social and Corporate Governance
Oaktree takes account of environmental, social and corporate governance (“ESG”) considerations as part of its investment process. In September 2019, Oaktree became a signatory to the Principles for Responsible Investment (the “PRI”). Oaktree believes that the tenets of the PRI are well-aligned with Oaktree’s mission of delivering superior investment results with risk under control, and complementary to—not in conflict with—its investment philosophy. Oaktree’s adoption of the PRI reflects broad-based support for incorporating environmental, social and corporate governance considerations when making investments. OCM’s ESG policy (the “ESG Policy”), was first adopted and published in 2014, and since then Oaktree has continued to refine its approach. The firm recognizes that material ESG issues can directly impact investment performance. Accordingly, Oaktree’s Direct Lending team follows Oaktree’s ESG Policy and regularly assesses ESG-related factors as part of the team’s investment process in a manner it believes is consistent with relevant regulatory requirements and its fiduciary obligations to maximize profits for its funds and accounts.
The ability of Oaktree’s Direct Lending team to assess and influence material ESG issues varies by investment. Situations where Oaktree has access to full due diligence and where it obtains control allow Oaktree to better detect and address material ESG issues relative to situations where it may be limited to public information or have a non-controlling investment. In evaluating an existing or prospective investment, Oaktree’s Direct Lending investment professionals generally seek to (a) identify material ESG issues that may affect the investment, (b) analyze the relative importance of, and risk posed by, any identified material ESG issue, (c) consider the costs and benefits of potential remedial measures, and (d) assess its ability to influence change to mitigate material ESG-related risks and/or meet relevant regulatory obligations. Based on the foregoing analysis, Oaktree may seek to foster change in some circumstances or even forgo investments in others. Oaktree’s Direct Lending team seeks to, where possible, advance ESG practices through the interactions of its investment professionals with the management of existing and prospective portfolio companies and their advisers. Oaktree seeks to ensure that, where possible, portfolio company management appreciates the financial ramifications of such issues and has the benefit of Oaktree’s insight with respect to the approaches being taken across a wide variety of industries and companies.
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
The securities we may purchase in the public markets include broadly syndicated loans, high yield bonds and structured credit products. We generally expect to have smaller positions in these securities, and to hold such securities for a shorter period of time, relative to securities purchased in private lending opportunities.
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

Investment Criteria and Guidelines
Once the Investment Professionals have identified a potential investment opportunity, they will evaluate the opportunity against the following investment criteria and guidelines. However, not all of these criteria will be met by each prospective portfolio company in which we invest.

•Covenant Protections. We generally expect to invest in loans that have covenants that may help to minimize our risk of capital loss and meaningful equity investments in the portfolio company. We intend to target investments that have strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends.

•Sustainable Cash Flow. Our investment philosophy places emphasis on fundamental analysis from an investor’s perspective and has a distinct value orientation. We intend to focus on companies with significant asset or enterprise value in which we can invest at relatively low multiples of normalized operating cash flow. Additionally, we anticipate investing in companies with a demonstrated ability or credible plan to de-lever. Typically, we will not invest in start-up companies or companies having speculative business plans or structures that could impair capital over the long-term although we may target certain earlier stage companies that have yet to reach profitability.

•Experienced Management Team. We generally will look to invest in portfolio companies with an experienced management team and proper incentive arrangements, including equity compensation, to induce management to succeed and to act in concert with our interests as investors.

•Strong Relative Position in Its Market. We intend to target companies with what we believe to be established and leading market positions within their respective markets and well-developed long-term business strategies.

•Exit Strategy. We generally intend to invest in companies that we believe will provide us with the opportunity to exit our investments in three to eight years, including through (1) the repayment of the remaining principal outstanding at maturity, (2) the recapitalization of the company resulting in our debt investments being repaid or (3) the sale of the company resulting in the repayment of all of its outstanding debt.

•Geography. As a BDC, we will invest at least 70% of our total assets in U.S. companies. To the extent we invest in non-U.S. companies, we intend to do so only in jurisdictions with established legal frameworks and a history of respecting creditor rights.
Investment Process

Our investment process consists of the following five distinct stages.
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
Research
Once the Investment Professionals have identified a potential investment opportunity and prior to making any new investment, the Adviser completes an extensive due diligence process led by investment analysts assigned to each transaction. The analysts examine various elements of the prospective investment to assess its risks and ensure that it meets the Company’s investment criteria and guidelines. Throughout the underwriting process, the analysts typically consider the following to evaluate the opportunity: the company’s management team, suite of products/services, competitive position in its markets, barriers to entry, valuation, operating and financial performance, organic and inorganic growth prospects, as well as the expansion potential of its markets. In performing this evaluation, the analysts may use financial, qualitative and other due diligence materials provided by the target company, commissioned third-party reports and internal sources, including the Adviser’s relationships derived from the Investment Professionals, industry participants and experts. As part of their research, the Adviser’s analysts typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events to understand how the investment may perform under several different scenarios. Our Adviser conducts diligence on underlying collateral value, including cash flows, hard assets or intellectual property, and will typically model exit scenarios as part of the diligence process, including assessing potential “work-out” scenarios.
Decide
The Investment Professionals will propose investments along with all due diligence findings to an investment committee of the Adviser, or the Investment Committee. The Investment Committee is a collaborative and consensus-driven body that employs a rigorous process to weigh the merits and risks of each prospective investment, make investment decisions and appropriately size investments within the portfolio on our behalf. The Investment Committee generally strives for full consensus, but ultimately requires majority approval to move forward with an investment. No single committee member has veto rights for an investment. Investment Committee members are appointed and serve at the sole discretion of Armen Panossian.
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
Management Fee
The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means our total assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which we had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow for its continuous offering of Common Shares. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering of Common Shares. For the fiscal year ended September 30, 2023, base management fees were $10,518, of which $877 was waived.
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

The Adviser waived the incentive fee based on income through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous public offering. For the fiscal year ended September 30, 2023, the
Investment Income Incentive Fee was $10,042, of which $765 was waived.
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
Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The payment obligation with respect to incentive fees based on realized capital gains will be allocated in the same manner across the Class S shares, Class D shares and Class I shares. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof. For the fiscal year ended September 30, 2023, there were $278 of accrued Capital Gains Incentive Fees.

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
Expenses
All Investment Professionals of the Adviser who provide investment advisory services to us will be compensated by the Adviser. Under the Administration Agreement, the Administrator provides us with certain administrative services. In full consideration of the provision of services of the Administrator, we will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement, as described above.
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

For the fiscal year ended September 30, 2023, the Adviser made Expense Payments in the amount of $852. For the fiscal year ended September 30, 2023, we made reimbursement payments of $1,393 to the Adviser, which includes reimbursement of Expense Payments made by the Adviser for prior periods.

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
The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).
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

Distribution and Servicing Plan

The Board of Trustees approved a distribution and servicing plan. Subject to FINRA and other limitations on underwriting compensation, the Company pays the Distribution Manager a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly in arrears. Class I shares are not subject to a shareholder servicing and/or distribution fee.
The Distribution Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and waives shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
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
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers at the expiration of the tender offer using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”), except that shares that have a prospective repurchase date that is within the one-year period following the original issue date of the shares will be repurchased at 98% of such NAV, reflecting an early repurchase deduction of 2% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the applicable Valuation Date, which subscription closing date the Company deems the prospective repurchase date for the applicable offer. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
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

In addition, the Company has filed an application to amend the Exemptive Relief to permit the Company to participate in follow-on investments in the Company's existing portfolio companies with certain affiliates covered by the Exemptive Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if or when the Company will receive the amended exemptive relief.

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
Election to be Taxed as a Regulated Investment Company
We have elected to be treated, and intend to qualify annually to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to distribute) to our shareholders as dividends. Instead, dividends we distribute (or are deemed to distributed) generally will be taxable to shareholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to shareholders. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our shareholders, for each tax year, at least 90% of the Company’s “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses (the “Annual Distribution Requirement”).

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
Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act described above and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to continue to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
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
Certain BDC Regulatory Considerations
We have elected to be a BDC under the Investment Company Act and to be taxed as a RIC. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters.
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
Investment Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under such limits, except for registered money market funds, we generally cannot invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject shareholders to additional indirect expenses. None of the policies described above are fundamental and each such policy may be changed without shareholder approval, subject to any limitations imposed by the Investment Company Act. Following our election to be treated as a RIC, our investment portfolio is also subject to certain source-of-income and asset diversification requirements by virtue of its status to be a RIC for U.S. tax purposes. See “– Election to be Taxed as a Regulated Investment Company” above for more information.
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
Temporary Investments
Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to in this Form 10-K, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

We have established one or more credit facilities and/or subscription facilities and may establish additional credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. For additional information about our existing credit facilities, including amendments, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion and Analysis of Results of Operations—Leverage.” It is anticipated that any credit facilities we enter into will bear interest at floating rates at to be determined spreads over the Secured Overnight Financing Rate (“SOFR”) or one or more alternative benchmark rates such as Sterling Overnight Interbank Average Rate (“SONIA”), the Euro Interbank Offered Rate, the federal funds rate or prime rate. We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

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
Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. The proxy voting policies and procedures of our Adviser are set forth below. These guidelines are reviewed periodically by our Adviser and our independent directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our Adviser will vote proxies relating to our portfolio securities, if any, in what it perceives to be the best interest of our shareholders. Our Adviser will review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on portfolio securities held by us. Although our Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there are compelling long-term reasons to do so.

Our Adviser’s proxy voting decisions will be made by officers who are responsible for monitoring each of our investments. To ensure that the vote is not the product of a conflict of interest, our Adviser will require that: (1) anyone involved in the decision-making process disclose to the Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal, in order to reduce any attempted influence from interested parties.

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
•pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

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

Risks Related to an Investment in the Company and the Common Shares

•We are a relatively new company and have a limited operating history and are subject to all of the business risks and uncertainties associated with any new business.
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

Federal Income Tax Risks

•We will be subject to corporate-level income tax if we are unable to continue to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
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

Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against the Company and/or expose the Company to claims of private litigants. In addition, upon approval of a majority of our outstanding voting securities as required by the Investment Company Act, we may elect to withdraw our status as a BDC. If we decide to withdraw such election, or if we otherwise fail to qualify, or maintain our qualification as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions, significantly decrease our operating flexibility and could significantly increase our cost of doing business. In addition, any such failure could cause an event of default under future outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

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

Furthermore, the securities, swaps and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, the CFTC, other regulators and self-regulatory organizations ("SROs") and exchanges are authorized to take extraordinary actions in the event of market emergencies, and retain the right to suspend or limit trading in securities, which could expose the Company to losses. The effect of any future regulatory change on us could be substantial and adverse.

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

The adoption, interpretation and application of consumer protection, data protection and/or privacy laws and regulations in the United States, Europe or other jurisdictions, or Privacy Laws, could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and current and planned business activities of Oaktree and us and/or our portfolio companies, and increase compliance costs and require the dedication of additional time and resources to compliance for such entities. A failure to comply with such Privacy Laws by any such entity or their service providers could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business of such entity, as well as have a negative impact on its reputation and performance. As Privacy Laws are implemented, interpreted and applied, compliance costs are likely to increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

For example, California has passed the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, each of which broadly impacts businesses that handle various types of personal data. Such laws impose stringent legal and operational obligations on regulated businesses, as well as the potential for significant penalties. Other jurisdictions, including other U.S. states, already have, have proposed or are considering similar Privacy Laws, which impose, or could impose if enacted, similarly significant costs, potential liabilities and operational and legal obligations. Such Privacy Laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability for regulated entities, which could include Oaktree, the Adviser and us and/or our portfolio companies.

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology, or Machine Learning Technology, including OpenAI’s release of its ChatGPT application, pose risks to us, Oaktree and our portfolio investments.

While Oaktree may utilize Machine Learning Technology in connection with its business activities, including investment activities, Oaktree intends to periodically evaluate and/or adjust internal policies governing use of Machine Learning Technology by its personnel. Notwithstanding any such policies, Oaktree personnel, portfolio managers, senior executives, Industry Specialists and other associated persons of Oaktree or any affiliates of Oaktree could, unbeknownst to Oaktree, utilize Machine Learning Technology in contravention of such policies. We, Oaktree and our portfolio investments could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to Oaktree, also use Machine Learning Technology in their business activities. Oaktree will not be in a position to control the use of Machine Learning Technology in third-party products or services, including those provided by Oaktree’s and its affiliates’ service providers.

Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information (including material non-public information)-either by third parties in contravention of non-disclosure agreements, or by Oaktree personnel or the aforementioned Oaktree advisors and affiliates in contravention of Oaktree’s policies, contractual or other obligations or restrictions to which any of the foregoing or any of their affiliates or representatives are subject, or otherwise in violation of applicable laws or regulations relating to treatment of confidential and/or personally identifiable information (including material non-public information) into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users.

Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error - potentially materially so - and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that we, Oaktree or our portfolio investments are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on us, Oaktree or our portfolio investments. Conversely, to the extent competitors of Oaktree and its portfolio companies utilize Machine Learning Technology more extensively than Oaktree and its portfolio companies, there is a possibility that such competitors will gain a competitive advantage.

Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

Sustainability risk means an ESG event or condition that, if it occurs, could cause an actual or a potential material negative impact on the value of the investment (“Sustainability Risk”). While Sustainability Risks are only some of the many factors the Adviser will consider in making an investment, there is no guarantee that Oaktree will successfully identify and mitigate all Sustainability Risks. The act of selecting and evaluating Sustainability Risks is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by Oaktree, its affiliates or a third-party ESG advisor will reflect the beliefs or values, internal policies or preferred practices of any particular shareholder or other asset managers or market trends. To the extent that Oaktree or a third-party advisor engages with underlying investments on sustainability-related and ESG-related practices, potential enhancements and risk mitigants, such steps may not achieve the desired financial results, or the market or society may not view any such changes as desirable. Successful engagement on the part of Oaktree will depend on Oaktree’s skill in properly identifying and analyzing Sustainability Risks and other factors (which may involve qualitative and subjective judgements) and their related value, together with the quality of the data provided in respect of the impact of Sustainability Risks in respect of the relevant investment and there can be no assurance that the strategy or techniques employed will be successful.

The materiality of sustainability and ESG risks on an individual asset and on a portfolio as a whole depends on many factors, including the relevant industry, location, investment strategy, asset class and investment style. Sustainability Risks and ESG factors, issues and considerations do not apply in every instance or with respect to each investment held, or proposed to be made by us, and will vary greatly based on numerous criteria, including location, asset class, industry, investment strategy, and issuer-specific and investment-specific characteristics. Considering Sustainability Risks when evaluating an investment may result in the selection or exclusion of certain investments based on Oaktree’s view of certain sustainability-related and other factors and carries the risk that we may underperform compared to other funds that do not take sustainability-related factors into account. Although Oaktree considers the application of its sustainability framework to be an opportunity to enhance or protect the performance of its investments over the long-term, Oaktree cannot guarantee that its sustainability program, which depends in part on qualitative judgments, will positively impact the financial performance of any individual investment or us as a whole. In assessing a particular investment, Oaktree may be dependent upon information and data obtained through third parties that may be incomplete, inaccurate or unavailable, which could cause Oaktree to incorrectly identify, prioritize, assess or analyze the investment’s sustainability and ESG practices and/or Sustainability Risks and opportunities. Oaktree does not intend to independently verify certain of the sustainability and ESG-related information reported by our investments, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. To the extent that Oaktree provides reports of material sustainability and ESG issues to investors, such reports will be based on Oaktree’s or the applicable investment management team’s sole and subjective determination of whether and how to report on whether any material sustainability or ESG issue has occurred in respect of an investment and Oaktree makes no representations that all Sustainability Risks or ESG issues will or should be discussed in such reports.

Sustainability-related practices differ by region, industry and issue and are evolving; accordingly, and an investment’s sustainability-related practices or Oaktree’s assessment of such practices may change over time. Oaktree in certain circumstances could determine in its discretion that it is not feasible or practical to implement or complete certain of its sustainability and ESG initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Adviser to adhere to all elements of our investment strategy, including with respect to sustainability and ESG risk management, whether with respect to one or more individual investments or to our portfolio generally.

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

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. The information and technology systems of Oaktree, its affiliates, portfolio companies, issuers and service providers may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to our shareholders (and their beneficial owners) and material non-public information. Although Oaktree has implemented, and portfolio companies, issuers and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Oaktree does not control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Oaktree, its affiliates, us, our shareholders and/or a portfolio company or issuer, each of whom could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified in a timely manner or at all, even with sophisticated prevention and detection systems. This could potentially result in further harm and prevent such breaches from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Oaktree’s, its affiliates’, our and/or a portfolio company’s or issuer’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Oaktree and/or portfolio companies or issuers. We, Oaktree and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to our reputations, legal claims that we or our respective affiliates may be subjected to regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect our business and financial performance.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies have been and may continue to be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act.

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

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the federal funds rate or prime rate. Increases in interest rates have made and will continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.

Conversely, if interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the

Investment Professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

In addition, because we borrow to fund our investments, a portion of our net investment income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of rising interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Most U.S. dollar London Interbank Offered Rate, or LIBOR, loans are no longer published after June 30, 2023 although certain synthetic rates will be published through September 30, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. As of September 30, 2023, primarily all of our loan agreements with portfolio companies as well as our credit facilities and interest rate swap agreements either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate. The transition away from LIBOR to alternative reference rates has been complex and the transition of our remaining loan agreements with portfolio companies to a LIBOR replacement could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

The general increase in interest rates has had the effect of increasing our net investment income, which makes it easier for our Adviser to receive incentive fees.

The change in the general level of interest rates has led to a change in the interest rates we receive on many of our debt investments. Accordingly, it has become easier for us to meet or exceed the performance threshold in the Investment Advisory Agreement and for the Adviser to earn incentive fees payable to our Adviser with respect to the portion of the incentive fee based on income.

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

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Global climate change is widely considered to be a significant threat to the global economy. Real estate and similar assets in particular may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

The market’s focus on climate change may not have a positive impact on our investments.

Financial resources and public and private investment into business activities seeking to address climate change, reduce emissions and promote adaptation to climate change-related impacts are increasing. While financial and non-financial benefits may flow from these types of investments, Oaktree cannot guarantee that such activities will improve the financial or environmental, social and governance-related performance of the investment, reduce emissions or promote adaptation to climate change-related impacts and Oaktree may also not find itself in a position to maximize opportunities presented by such business activities whether in respect of financial or non-financial returns.

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

Furthermore, we engage in investment activities that involve the use of leverage. The cumulative effect of the use of leverage by the Company in a market that moves adversely to our investments could result in a loss to the Company that would be greater than if leverage had not been used, including loss of the entire investment and also the possibility of loss exceeding the original amount of a particular investment. To the extent that we engage in any leveraging, we will be subject to the risks normally associated with debt financing, including those relating to the ability to refinance and the insufficiency of cash flow to meet principal and interest payments, which could significantly reduce or even eliminate the value of our investment. Leveraging the capital structure will mean that third parties, such as banks, may be entitled to the cash flow generated by such investments prior to the Company receiving a return. Also, if one of our assets is mortgaged or otherwise used as collateral to secure repayment of indebtedness and such payments are not made, the asset could be foreclosed upon by the lender or otherwise transferred to the lender.

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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, which will increase the risks of investing in our Common Shares, including the likelihood of default. We borrow under the (i) senior secured revolving credit agreement, dated as of March 25, 2022, among us, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent, as amended by that certain subsequent incremental commitment and assumption agreement, dated as of October 6, 2022 and amendment no. 1, dated as of June 28, 2023 (as amended, the “ING Credit Agreement”), (ii) loan and security agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, a wholly owned subsidiary of us, as borrower, us, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, as amended by amendment no. 1, dated as of July 5, 2023 (the “JPM Loan and Security Agreement”), (iii) loan and security agreement, dated as of September 29, 2023, among OSCF Lending III SPV, LLC, a wholly owned subsidiary of us, as borrower, us, as transferor and servicer, Citibank, N.A., as the account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent (the “SMBC Loan and Security Agreement”) and (iv) loan and servicing agreement, dated as of November 21, 2023, among OSCF Lending V SPV, LLC, a wholly owned subsidiary of us, as borrower, us, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent (the “CIBC Loan and Servicing Agreement”), and may issue debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make Common Share distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2023, we had outstanding indebtedness of (i) $320.0 million under the ING Credit Agreement and (ii) $125.0 million under the JPM Loan and Security Agreement. These debt instruments require periodic payments of interest. As of September 30, 2023, our borrowings under the (i) ING Credit Agreement bore interest at a weighted average rate of 7.6% and (ii) JPM Loan and Security Agreement bore interest at a weighted average rate of 8.3%, in each case exclusive of deferred financing costs. We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2023 total assets of at least 1.75%. If we are unable to meet the financial obligations under our current or future credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our shareholders.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common shareholder	-15.17	-8.72	-2.26	4.19	10.65

For purposes of this table, we have assumed $1,974.2 million in total assets (less all liabilities and indebtedness not represented by senior securities), $445.0 million in debt outstanding under our credit facilities, $1,529.2 million in net assets as of September 30, 2023, and a weighted average interest rate of 7.8% as of September 30, 2023 (exclusive of deferred financing costs). Actual interest payments may be different.

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

We issue senior securities and/or incur indebtedness, and any amounts that we use to service our senior securities or indebtedness will reduce amounts distributable to holders of our Common Shares.

Consistent with applicable legal and regulatory requirements, we issue senior securities and/or borrow money from banks or other financial institutions and may do so up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities if it meets an asset coverage ratio, as calculated as provided in the Investment Company Act, of at least 150% immediately after each such issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing Common Shares. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to an Investment in the Company and the Common Shares

We are a relatively new company and have a limited operating history.

Although the Adviser utilizes experienced professionals who have successfully pursued an investment strategy substantially similar to ours, we are a relatively newly initiated enterprise with a limited operating history upon which to evaluate our likely performance. The past performance of any other businesses or companies that have or have had an investment objective which is similar to, or different from, our investment objective are not indicative of our future performance and provides no assurance of our future results.

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

We make co-investments with third parties.

We co-invest with third parties through funds, joint ventures or other entities. Such investments involve risks not present in investments where a third party is not involved, including the possibility that a co-venturer or partner of the Company may at any time have other business interests and investments other than the joint venture with the Company, or may have economic or business goals different from those of the Company. In addition, we may be liable for actions of our co-venturers or partners. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture. In addition, such arrangements are likely to involve restrictions on the resale of our interest in the company. Even if the nature of the joint venture arrangement permits us acquire the assets of the joint venture from our co-venturers or partners, we may not have the resources to do so.

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

Risks Related to the Adviser and its Affiliates; Conflicts of Interest

Our ability to achieve our investment objective depends on our Adviser’s ability to support our investment process; if our Adviser were to lose key personnel or they were to resign, our ability to achieve our investment objective could be significantly harmed.

We depend on the investment expertise, skill and network of business contacts of the senior personnel of our Adviser. Our Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Key personnel of our Adviser have departed in the past and current key personnel could depart at any time. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. The departure of key personnel or of a significant number of the investment professionals or partners of our Adviser could have a material adverse effect on our ability to achieve our investment objective. Our Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all.

In addition, our Adviser may resign on 60 days’ notice. If we are unable to quickly find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, our operations are likely to experience a disruption and our ability to achieve our investment objective and pay distributions would likely be materially and adversely affected.

Our business model depends to a significant extent upon strong referral relationships, and the inability of the personnel associated with our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that personnel associated with our Adviser will maintain and develop their relationships with intermediaries, banks and other sources, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If these individuals fail to maintain their existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow or maintain our investment portfolio. In addition, individuals with whom the personnel associated with our Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. The failure of the personnel associated with our Adviser to maintain existing relationships, grow new relationships, or for those relationships to generate investment opportunities could have an adverse effect on our business, financial condition and results of operations.

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

Actual and potential conflicts between the Adviser and its affiliates, on one hand, and us and our portfolio companies, on the other hand, are expected to occur. Oaktree manages the Other Oaktree Funds, which present the possibility of overlapping investments, and thus may raise actual, or potential conflicts of interest. In particular, on the risk/reward spectrum, we sit between Oaktree’s High Yield Bond Funds and Accounts and Senior Loan Funds and Accounts and the Distressed Debt Funds (each as defined in “Potential Conflicts of Interest”). Many of the investments targeted by us may be appropriate for these Other Oaktree Funds but for the expected yield at the time of investment, so in retrospect or at different points in the market cycle, investments that were made by the Company may seem more appropriate for an Other Oaktree Fund, and vice versa. Shareholders will have no ability to challenge such allocation so long as it was made in good faith in accordance with the procedures discussed in Part 1, Item 1 of this Form 10-K under “Allocation of Investment Opportunities”.” Such procedures give Oaktree broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, management fees or incentive allocations and fees and liquidity provisions may differ significantly between the Company and the Other Oaktree Funds, creating an economic incentive for Oaktree to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.

In addition, there are potential conflicts of interests between the interests of us and our shareholders, on the one hand, and the business interests of Oaktree, on the other hand. Potential conflicts of interests include, but are not limited to, the fact that Oaktree serves as our investment adviser. If any matter arises that Oaktree determines in its good faith judgment constitutes an actual conflict of interest, Oaktree may take such actions as may be necessary or appropriate to prevent or reduce the conflict.

Our executive officers and trustees, and certain members of the Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company, or of investment funds managed by the Adviser’s affiliates. For example, the Adviser presently serves as the investment adviser to Oaktree Specialty Lending Corporation (“OCSL”), a publicly traded BDC, and Oaktree Gardens OLP, LLC (“OLPG”), a private BDC. OCSL is a part of Oaktree’s Strategic Credit and U.S. Private Debt strategies. OCSL and OLPG invest in debt and debt-like instruments similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy our investment criteria and that of OCSL and OLPG, as well as private investment funds and accounts advised or sub-advised by the Adviser or its affiliates. OCSL and OLPG each operate as distinct and separate entities, and any investment in the Common Shares will not be an investment in OCSL and OLPG. In addition, all of our executive officers serve in substantially similar capacities for OCSL and OLPG. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or the shareholders. For example, the personnel of the Adviser may face conflicts of interest in the allocation of investment opportunities. Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by the Adviser and its affiliates. To the extent an investment opportunity is appropriate for the Company, OLPG or OCSL or any other investment fund or account managed or sub-advised by the Adviser or its affiliates, the Adviser will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.

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

Pursuant to the Investment Advisory Agreement, our Adviser’s liability is limited and we are required to indemnify our Adviser against certain liabilities. This may lead our Adviser to act in a riskier manner in performing its duties and obligations under the Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.

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

Pursuant to the Administration Agreement, the Administrator furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay the Administrator its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, without limitation a portion of the rent at market rates and the compensation of our Chief Financial Officer, Chief Compliance Officer, their respective staffs and other non-investment professionals at Oaktree that perform duties for us. This arrangement creates conflicts of interest that our Board of Trustees must monitor.

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

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to continue to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not continue to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In addition, the fiscal policy of large foreign nations, may have a severe impact on the worldwide and U.S. financial markets. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the global stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while governments worldwide have used stimulus measures recently to reduce volatility in the financial markets, volatility has returned as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Not applicable.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Share Issuances
We are offering on a best efforts, continuous basis up to $5.0 billion aggregate offering price of Common Shares pursuant to an offering registered with the SEC. The offering consists of three classes of Common Shares: Class S shares, Class D shares and Class I shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.
Holders
As of December 15, 2023, there were 3,436 holders of record of our Class S shares, 11 holders of record of our Class D shares, and 989 holders of record of our Class I shares.
We determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share of each class of shares is determined by dividing the value of total assets attributable to such class minus liabilities attributable to such class by the total number of Common Shares of such class outstanding at the date as of which the determination is made. The following table presents each month-end NAV per share for Class I, Class S and Class D shares from our inception through September 30, 2023:

	Class I Shares	Class S Shares	Class D Shares
May 31, 2022	$24.32	—	—
June 30, 2022	$23.71	—	—
July 31, 2022	$23.98	$23.98	—
August 31, 2022	$24.03	$24.03	—
September 30, 2022	$23.47	$23.47	—
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
April 30, 2023	$23.40	$23.40	—
May 31, 2023	$23.23	$23.23	—
June 30, 2023	$23.48	$23.48	$23.48
July 31, 2023	$23.54	$23.54	$23.54
August 31, 2023	$23.60	$23.60	$23.60
September 30, 2023	$23.56	$23.56	$23.56
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
The following table summarizes our distributions declared and payable for the fiscal year ended September 30, 2023 (dollars in thousands except per share amounts) by share class:

			Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
April 25, 2023	April 30, 2023	May 26, 2023	0.1900	4,568
May 22, 2023	May 31, 2023	June 28, 2023	0.1900	5,068
June 26, 2023	June 30, 2023	July 27, 2023	0.1900	5,605
July 24,2023	July 31, 2023	August 29, 2023	0.1900	7,094
August 22, 2023	August 31, 2023	September 27,2023	0.1900	7,710
September 27, 2023	September 30, 2023	October 27, 2023	0.1900	8,423
			$2.3100	$59,032

			Class S
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
April 25, 2023	April 30, 2023	May 26, 2023	0.1734	1,764
May 22, 2023	May 31, 2023	June 28, 2023	0.1734	2,036
June 26, 2023	June 30, 2023	July 27, 2023	0.1735	2,381
July 24,2023	July 31, 2023	August 29, 2023	0.1734	2,749
August 22, 2023	August 31, 2023	September 27, 2023	0.1733	3,071
September 27, 2023	September 30, 2023	October 27, 2023	0.1733	3,603
			$2.1107	$21,259

			Class D
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
June 26, 2023	June 30, 2023	July 27, 2023	$0.1852	$—
July 24,2023	July 31, 2023	August 29, 2023	0.1851	1
August 22, 2023	August 31, 2023	September 27, 2023	0.1851	1
September 27, 2023	September 30, 2023	October 27, 2023	0.1851	1
			$0.7405	$3
Distribution and Servicing Plan

The Board of Trustees approved a distribution and servicing plan. Subject to FINRA and other limitations on underwriting compensation, the Company pays the Distribution Manager a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly in arrears. Class I shares are not subject to a shareholder servicing and/or distribution fee.

The Distribution Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

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

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers at the expiration of the tender offer using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”), except that shares that have a prospective repurchase date that is within the one-year period following the original issue date of the shares will be repurchased at 98% of such NAV, reflecting an early repurchase deduction of 2% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the applicable Valuation Date, which subscription closing date the Company deems the prospective repurchase date for the applicable offer. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

During the fiscal year ended September 30, 2023, we repurchased an aggregate of 225,337 Class I and 2,830 Class S shares. The following table presents the share repurchases completed during the fiscal year ended September 30, 2023:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
June 30, 2023	1,692	0.01%	$23.48	$38,935
September 30, 2023	226,475	0.52%	$23.56	$5,335,756
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.
Sale of Unregistered Securities and Use of Proceeds

For the period from December 10, 2021 (commencement of operations) to September 30, 2022, an affiliate of the Adviser purchased 4,000,000 Class I shares for $100.0 million, or $25.00 per share. The purchases were made in offerings exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof.

On May 31, 2022, the Company sold unregistered Class I shares to feeder vehicles primarily created to hold the Company’s Class I shares, including an affiliate of the Company’s distribution manager, Brookfield Oaktree Wealth Solutions LLC (the “Distribution Manager”), as well as to certain other affiliates of the Distribution Manager for gross proceeds of approximately $177.6 million. The number of Class I shares sold on such date was 7,301,370 based on the Company’s net asset value per share as of May 31, 2022 of $24.32. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and/or Regulation S thereunder.

Item 6. [Reserved]

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
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of current global economic conditions, including those caused by inflation, a rising interest rate environment and geopolitical events on all of the foregoing.
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
•risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict, natural disasters or pandemics;
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
Business Overview
We are a Delaware statutory trust formed on November 24, 2021 and are structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We have elected to be treated, and intend to qualify annually to be treated as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, we are externally managed by the Adviser pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between us and the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
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
We accepted purchase orders and held investors’ funds in an interest-bearing escrow account until we received purchase orders for Common Shares of at least $100.0 million, excluding subscriptions by Oaktree Fund GP I, L.P. in respect of the Class I shares purchased by Oaktree Fund GP I, L.P. prior to March 31, 2022.
As of June 1, 2022, we had satisfied the minimum offering requirement and our board of trustees (the "Board of Trustees" or the "Board") had authorized the release of proceeds from escrow. As of September 30, 2023, we have issued and sold 43,994,524 Class I shares for an aggregate purchase price of $1,045.4 million of which $100.0 million was purchased by an affiliate of the Adviser. As of September 30, 2023, we have issued and sold 20,419,084 Class S shares for an aggregate purchase price of $480.3 million. As of September 30, 2023, we have issued and sold 6,177 Class D shares for an aggregate purchase price of $0.1 million.

Business Environment and Developments
Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession, the current conflicts in Ukraine and Israel have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials and transportation sectors, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
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
As of September 30, 2023, 89.6% of our debt investment portfolio (at fair value) and 89.4% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to SOFR, which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans are also indexed to an alternate base rate (e.g., prime rate), SONIA, or LIBOR. Most U.S. dollar LIBOR rates are no longer published after June 30, 2023 although certain synthetic rates will be published through September 30, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. As of September 30, 2023, primarily all of our loan agreements with portfolio companies as well as our credit facilities and interest rate swap agreements either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.
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
The fair value of our investments as of September 30, 2023 and September 30, 2022 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, Oaktree's determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to these uncertainties, Oaktree's fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

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
As of September 30, 2023, we held $1,927.2 million of investments at fair value, up from $428.6 million held at September 30, 2022, primarily driven by new originations funded primarily by cash proceeds from our continuous public offering.
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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2023 and September 30, 2022, there were no investments on non-accrual status.
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

Portfolio Composition

As of September 30, 2023, the fair value of our investment portfolio was $1,927.2 million and was composed of investments in 123 portfolio companies. As of September 30, 2022, the fair value of our investment portfolio was $428.6 million and was composed of investments in 81 portfolio companies.
As of September 30, 2023 and September 30, 2022, our investment portfolio consisted of the following:

	September 30, 2023	September 30, 2022
Cost:
Senior Secured Debt	94.39%	93.44%
Subordinated Debt	5.12%	4.98%
Preferred Equity	0.31%	1.35%
Common Equity and Warrants	0.18%	0.23%
Total	100.00%	100.00%

	September 30, 2023	September 30, 2022
Fair Value:
Senior Secured Debt	94.32%	93.96%
Subordinated Debt	5.07%	4.52%
Common Equity and Warrants	0.31%	0.24%
Preferred Equity	0.30%	1.28%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	September 30, 2023	September 30, 2022
Fair Value:
Application Software	13.67%	10.12%
Other Specialty Retail	5.44%	0.44%
Diversified Metals & Mining	4.95%	0.86%
Electrical Components & Equipment	3.94%	0.77%
Environmental & Facilities Services	3.93%	1.13%
Aerospace & Defense	3.92%	1.20%
Health Care Technology	3.74%	6.92%
Systems Software	3.64%	4.24%
Pharmaceuticals	3.28%	1.04%
Education Services	3.20%	3.43%
Health Care Services	3.00%	1.53%
Distributors	2.69%	2.90%
Specialized Finance	2.53%	0.85%
Personal Care Products	2.30%	1.29%
Property & Casualty Insurance	2.17%	2.33%
Diversified Support Services	2.10%	3.63%
Health Care Equipment	2.07%	—%
Integrated Telecommunication Services	2.05%	2.16%
Health Care Supplies	1.93%	1.96%
Biotechnology	1.86%	2.81%
Health Care Distributors	1.72%	5.51%
Auto Parts & Equipment	1.72%	—%
Diversified Financial Services	1.65%	1.79%
Industrial Machinery & Supplies & Components	1.58%	4.20%
Multi-Sector Holdings	1.50%	1.27%
Gold	1.43%	—%
Life Sciences Tools & Services	1.42%	—%
Metal, Glass & Plastic Containers	1.34%	1.72%
Trading Companies & Distributors	1.33%	1.12%
Cable & Satellite	1.26%	2.04%
Interactive Media & Services	1.25%	—%
Office Services & Supplies	1.12%	1.86%
Research & Consulting Services	1.10%	1.78%
Health Care Facilities	1.07%	2.27%
Restaurants	0.99%	1.57%
Hotels, Resorts & Cruise Lines	0.88%	4.03%
Real Estate Development	0.82%	—%
Internet Services & Infrastructure	0.76%	0.44%
Insurance Brokers	0.72%	—%
Passenger Airlines	0.65%	—%
Advertising	0.59%	1.63%
Leisure Facilities	0.47%	2.07%
Air Freight & Logistics	0.35%	1.48%
Food Distributors	0.32%	—%
Consumer Finance	0.32%	1.45%
Soft Drinks & Non-alcoholic Beverages	0.29%	—%
Diversified Real Estate Activities	0.24%	—%
Paper & Plastic Packaging Products & Materials	0.24%	1.12%
Leisure Products	0.21%	2.76%
Other Specialized REITs	0.15%	0.68%
Construction Materials	0.10%	—%
Alternative Carriers	—%	1.69%
Data Processing & Outsourced Services	—%	1.54%
Electronic Components	—%	1.51%
Internet & Direct Marketing Retail	—%	1.11%
Oil & Gas Refining & Marketing	—%	0.93%
IT Consulting & Other Services	—%	0.84%
Airport Services	—%	0.69%
Paper Products	—%	0.66%
Diversified Banks	—%	0.50%
Automotive Retail	—%	0.13%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	September 30, 2023	September 30, 2022
United States	87.07%	90.88%
Canada	2.94%	—%
United Kingdom	2.34%	—%
Luxembourg	2.13%	—%
India	2.04%	0.85%
France	0.71%	0.99%
Cayman Islands	0.68%	—%
Chile	0.65%	—%
Costa Rica	0.64%	2.38%
Switzerland	0.51%	2.32%
Netherlands	0.29%	—%
Germany	—%	1.21%
Ireland	—%	1.37%
Total	100.00%	100.00%

See the Schedule of Investments as of September 30, 2023 and September 30, 2022, in our consolidated financial statements in Part II, Item 8, of this annual report on Form 10-K, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of fiscal year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022.
Investment Income
Total investment income for the fiscal year ended September 30, 2023 was $119,234 and consisted of $118,162 of interest income primarily from portfolio investments (including $3,178 of PIK interest income) and $1,072 of fee income. Total investment income for the period from December 10, 2021 (commencement of operations) to September 30, 2022 was $14,121 and consisted of $13,943 of interest income primarily from portfolio investments (including $591 of PIK interest income) and $178 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio. Based on fair value as of September 30, 2023, the weighted average yield on our debt investments was 11.8%, up from 9.6% as of September 30, 2022.

Expenses
Net expenses for the fiscal year ended September 30, 2023 were $51,022, up significantly from $4,136 for the period from December 10, 2021 (commencement of operations) to September 30, 2022. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering. Net expenses consisted of the following:

	For the fiscal year ended September 30, 2023	For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Expenses:
Base management fee	$10,518	$1,359
Investment income incentive fee	10,042	763
Capital gains incentive fee	278	—
Professional fees	2,076	732
Class S and Class D distribution and shareholder servicing fees	2,024	92
Board of trustees fees	289	216
Organization expenses	4	550
Amortization of continuous offering costs	2,737	1,036
Interest expense	21,814	2,541
Administrator expense	939	207
General and administrative expenses	1,402	348
Total expenses	$52,123	$7,844
Management and incentive fees waived	(1,642)	(2,122)
Expense reimbursements (support)	541	(1,586)
Net expenses	$51,022	$4,136

For the fiscal year ended September 30, 2023, the Adviser made certain expense payments in accordance with the Expense Support and Conditional Reimbursement Agreement effective as of February 3, 2022 (the “Expense Support Agreement”) in the amount of $852. For the fiscal year ended September 30, 2023, the Company made reimbursement payments of $1,393 to the Adviser. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser made Expense Payments in accordance with the Expense Support Agreement in the amount of $1,586. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser waived its right to receive a Reimbursement Payment from us as of September 30, 2022 and no Reimbursement Payments were made to the Adviser.
The Adviser waived management and incentive fees through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous offering. For the fiscal year ended September 30, 2023, base management fees were $10,518, of which $877 was waived. For the fiscal year ended September 30, 2023, investment income incentive fees were $10,042, of which $765 was waived. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, base management fees of $1,359 and investment income incentive fee of $763 were fully waived. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $22,685 for the fiscal year ended September 30, 2023, which was primarily driven by unrealized appreciation across the investment portfolio. For the fiscal year ended September 30, 2023, this consisted of $12.1 million of net unrealized appreciation on debt investments, $5.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), $2.7 million of net unrealized appreciation on equity investments and $2.0 million of net unrealized appreciation of foreign currency forward contracts.
Net unrealized depreciation was $16,155 for the period from December 10, 2021 (commencement of operations) to September 30, 2022, which was primarily driven by unrealized losses on debt investments related to credit spread widening.

Net Realized Gains (Losses)
Net realized losses were $4,050 for the fiscal year ended September 30, 2023 and primarily related to the exits of certain investments and foreign currency forward contracts. Net realized gains were $90 for the period from December 10, 2021 (commencement of operations) to September 30, 2022.
Financial Condition, Liquidity and Capital Resources

We expect to generate cash from (1) the cash proceeds from our continuous public offering, (2) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. high-quality debt investments that mature in one year or less, (3) borrowings from banks, including secured borrowings, unsecured debt offerings, and any other financing arrangements we may enter into in the future and (4) any future offerings of equity or debt securities.
Our primary use of cash is for (1) investments in portfolio companies and other investments, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service, repayment and other financing costs of our borrowings, (4) funding repurchases under our share repurchase program, and (5) cash distributions to the shareholders.
For the fiscal year ended September 30, 2023, we experienced a net increase in cash and cash equivalents of $92.7 million. During that period, $1,354.4 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $1,447.8 million, due primarily from $1,145.7 million of proceeds from the issuance of common shares and $370.0 million of net borrowings under the credit facilities, partially offset by $56.1 million of distributions paid to shareholders and $11.6 million of deferred costs paid.
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
As of September 30, 2023, we had $151.1 million of cash and cash equivalents (including restricted cash of $5.6 million), portfolio investments (at fair value) of $1,927.2 million, $12.6 million of interest receivable, $0.9 million of due from affiliates, $1,190.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $94.3 million of net payables from unsettled transactions and $445.0 million of borrowings outstanding under our credit facilities.
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2023 and September 30, 2022, off-balance sheet arrangements consisted of $224,611 and $68,962, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations

	Debt Outstanding as of September 30, 2022	Debt Outstanding as of September 30, 2023	Weighted average debt outstanding for the fiscal year ended September 30, 2023	Maximum debt outstanding for the fiscal year ended September 30, 2023
ING Credit Agreement	$75,000	$320,000	$197,055	$325,000
JPM SPV Facility	—	125,000	33,233	125,000
Total debt	$75,000	$445,000	$230,288

	Payments due by period as of September 30, 2023
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$320,000	$—	$—	$320,000
Interest due on ING Credit Agreement	115,030	24,227	48,454	42,349
JPM Loan and Security Agreement	125,000	—	—	125,000
Interest due on JPM Loan and Security Agreement	45,580	10,346	20,692	14,542
Total	$605,610	$34,573	$69,146	$501,891
Equity Activity
As of September 30, 2023, we have issued and sold 43,994,524 Class I shares for an aggregate purchase price of $1,045.4 million. As of September 30, 2023, we have issued and sold 20,419,084 Class S shares for an aggregate purchase price of $480.3 million. As of September 30, 2023, we have issued and sold 6,177 Class D shares for an aggregate purchase price of $0.1 million. As of September 30, 2023, we have issued 333,633 Class I shares, 370,885 Class S and 17 Class D shares pursuant to our distribution reinvestment plan.
The following table summarizes transactions in common shares of beneficial interest for the fiscal year ended September 30, 2023:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	30,975,834	$726,878
Issuance of Common Shares under dividend reinvestment plan	312,297	7,328
Share repurchases, net of early repurchase deduction	(225,337)	(5,309)
Net increase (decrease)	31,062,794	$728,897
Class S
Issuance of Common Shares in public offering	17,839,100	$418,677
Issuance of Common Shares under dividend reinvestment plan	362,467	8,500
Share repurchases, net of early repurchase deduction	(2,830)	(67)
Net increase (decrease)	18,198,737	$427,110
Class D
Issuance of Common Shares in public offering	6,177	$145
Issuance of Common Shares under dividend reinvestment plan	17	—
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	6,194	$145
Total net increase (decrease)	49,267,725	$1,156,152

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

	Class I Shares	Class S Shares	Class D Shares
May 31, 2022	$24.32	—	—
June 30, 2022	$23.71	—	—
July 31, 2022	$23.98	$23.98	—
August 31, 2022	$24.03	$24.03	—
September 30, 2022	$23.47	$23.47	—
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
April 30, 2023	$23.40	$23.40	—
May 31, 2023	$23.23	$23.23	—
June 30, 2023	$23.48	$23.48	$23.48
July 31, 2023	$23.54	$23.54	$23.54
August 31, 2023	$23.60	$23.60	$23.60
September 30, 2023	$23.56	$23.56	$23.56
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding common shares of beneficial interest. The following table presents distributions that were declared during the fiscal year ended September 30, 2023:

			Class I
Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
April 25, 2023	April 30, 2023	May 26, 2023	0.1900	4,568
May 22, 2023	May 31, 2023	June 28, 2023	0.1900	5,068
June 26, 2023	June 30, 2023	July 27, 2023	0.1900	5,605
July 24,2023	July 31, 2023	August 29, 2023	0.1900	7,094
August 22, 2023	August 31, 2023	September 27,2023	0.1900	7,710
September 27, 2023	September 30, 2023	October 27, 2023	0.1900	8,423
			$2.3100	$59,032

			Class S
Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
April 25, 2023	April 30, 2023	May 26, 2023	0.1734	1,764
May 22, 2023	May 31, 2023	June 28, 2023	0.1734	2,036
June 26, 2023	June 30, 2023	July 27, 2023	0.1735	2,381
July 24,2023	July 31, 2023	August 29, 2023	0.1734	2,749
August 22, 2023	August 31, 2023	September 27, 2023	0.1733	3,071
September 27, 2023	September 30, 2023	October 27, 2023	0.1733	3,603
			$2.1107	$21,259

			Class D
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
June 26, 2023	June 30, 2023	July 27, 2023	$0.1852	$—
July 24,2023	July 31, 2023	August 29, 2023	0.1851	1
August 22, 2023	August 31, 2023	September 27, 2023	0.1851	1
September 27, 2023	September 30, 2023	October 27, 2023	0.1851	1
			$0.7405	$3
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
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares at the expiration of the tender offer at a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”), except that shares that have a prospective repurchase date that is within the one-year period following the original issue date of the shares will be subject to an early repurchase deduction of 2% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the applicable Valuation Date, which subscription closing date the Company deems the prospective repurchase date for the applicable offer. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

On September 12, 2022, our initial tender offer under our share repurchase program expired. We have conducted quarterly tender offers each quarter thereafter. During the fiscal year ended September 30, 2023, we repurchased pursuant to such tender offers an aggregate of 225,337 Class I and 2,830 Class S shares. The following table presents the share repurchases completed during the fiscal year ended September 30, 2023:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
June 30, 2023	1,692	0.01%	$23.48	$39
September 30, 2023	226,475	0.52%	$23.56	$5,336
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.
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

Effective on and as of May 25, 2022, we entered into an incremental commitment and assumption agreement (the “Incremental Commitment and Assumption Agreement”) among us, as borrower, the subsidiary guarantor party thereto (the “Subsidiary Guarantor”), ING, as administrative agent and issuing bank, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD, (together with Sumitomo Mitsui Banking Corporation, the “Assuming Lenders”). Pursuant to the Incremental Commitment and Assumption Agreement, among other things, each Assuming Lender (i) became a Lender (as defined in the ING Credit Agreement) under the ING Credit Agreement and (ii) agreed to make a Commitment (as defined in the ING Credit Agreement) to us in the amount of $150 million. The Incremental Commitment and Assumption Agreement increased the aggregate amount of Commitments under the ING Credit Agreement from $150 million to $450 million (the "Maximum Commitment"), subject to the lesser of (i) a borrowing base and (ii) the Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “Availability Period”) during which loans may be made and the ING Credit Agreement has a stated maturity dated that is five years from the ING Closing Date (the “Maturity Date”). Following the Availability Period we will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

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

Effective on and as of June 28, 2023 (the “New Effective Date”), we entered into Amendment No. 1 (the “ING Credit Agreement Amendment”) to the ING Credit Agreement. As a result of the ING Credit Agreement Amendment, the ING Credit Agreement provides for a senior secured revolving credit facility of up to $1,110 million (the “Increased Maximum Commitment”), increased from $490 million, subject to the lesser of (i) a borrowing base and (ii) the Increased Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “New Availability Period”) commencing from the New Effective Date during which loans may be made and a stated maturity date that is five years from the New Effective Date (the “New Maturity Date”). Following the New Availability Period, we will be required in certain circumstances to prepay loans prior to the New Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the New Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

Effective on and as of August 15, 2023, we entered into a subsequent incremental commitment and assumption agreement (the “Second Subsequent Incremental Commitment and Assumption Agreement”) among us, as borrower, the Subsidiary Guarantor, ING, as administrative agent and issuing bank, and Deutsche Bank AG, New York Branch and US Bank National Association, as Assuming Lenders. Pursuant to the Subsequent Incremental Commitment and Assumption Agreement, the Assuming Lenders (i) became Lenders under the ING Credit Agreement and (ii) agreed to make a Commitment to us in the aggregate amount of $75 million. The Second Subsequent Incremental Commitment and Assumption Agreement increased the aggregate amount of Commitments under the ING Credit Agreement from $1,110 million to $1,185 million.

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

We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2023, we were in compliance with all financial covenants under the ING Credit Agreement based on the financial information contained in this Annual Report on Form 10-K. Borrowings under the ING Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The ING Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the ING Credit Agreement immediately due and payable.

As of September 30, 2023 and September 30, 2022, we had $320.0 million and $75.0 million outstanding under the ING Credit Agreement. For the fiscal year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022, our borrowings under the ING Credit Agreement bore interest at a weighted average rate of 6.93% and 3.76%, respectively. We recorded $18,066 and $2,285 of interest expense (inclusive of fees), respectively, related to the ING Credit Agreement for the fiscal year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022.
JPM SPV Facility

On February 24, 2023 (the “JPM Closing Date”), we entered into a loan and security agreement (as amended, the “JPM
Loan and Security Agreement”) among OSCF Lending SPV, LLC (“OSCF Lending SPV”), a wholly owned subsidiary of us, as borrower, us, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, pursuant to which JPM agreed to extend credit to OSCF Lending SPV in an aggregate principal amount up to $150 million at any one time outstanding. Effective on and as of July 5, 2023, the Company entered into Amendment No. 1 (the “JPM Loan and Security Agreement Amendment”) to the JPM Loan and Security Agreement, pursuant to which JPM has increased its commitment to extend credit to OSCF Lending SPV to an aggregate principal amount up to $300 million (the “JPM Maximum Commitment”).

The JPM Loan and Security Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “JPM Availability Period”) and a stated maturity date that is five years after the JPM Closing Date. Subject to certain conditions, including consent of the lenders and JPM, as administrative agent, at any time during the JPM Availability Period, OSCF Lending SPV may propose one or more increases in the JPM Maximum Commitment up to an amount not to exceed $500 million. Borrowings under the JPM Loan and Security Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to the forward-looking term rate with a three-month tenor, based on the SOFR as administered by the Federal Reserve Bank of New York (or a successor administrator), and as published by CME Group Benchmark Administration Limited (or a successor administrator), plus 2.95%.

The obligations of OSCF Lending SPV under the JPM Loan and Security Agreement are secured by all of the assets held by OSCF Lending SPV, including certain loans sold or to be sold or transferred or to be transferred by us to OSCF Lending SPV (such loans, the “JPM Transferred Loans”) pursuant to the terms of the Sale and Participation Agreement, dated as of the JPM Closing Date (the “JPM Sale Agreement” and, together with the JPM Loan and Security Agreement, the “JPM Agreements”), between OSCF Lending SPV, as buyer, and we, as seller, pursuant to which we will sell JPM Transferred Loans to OSCF Lending SPV from time to time. Under the JPM Agreements, we and OSCF Lending SPV, as applicable, have made representations and warranties regarding the JPM Transferred Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of JPM Transferred Loans, reporting requirements and other customary requirements for similar revolving funding facilities.

Borrowings under the JPM Loan and Security Agreement are subject to various covenants under the JPM Agreements as well as the asset coverage requirement contained in the Investment Company Act.
As of September 30, 2023, OSCF Lending SPV had $125.0 million outstanding under the JPM Loan and Security Agreement. For the fiscal year ended September 30, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 8.17%. We recorded $3,740, of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the fiscal year ended September 30, 2023.
SMBC SPV Facility
Effective on and as of September 29, 2023 (the “SMBC Closing Date”), we entered into a loan and security agreement (as amended, the “SMBC Loan and Security Agreement”) among OSCF Lending III SPV, LLC (“OSCF Lending III SPV”), a wholly owned subsidiary of us, as borrower, us, as transferor and servicer, Citibank, N.A., as the account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent and collateral agent, pursuant to which SMBC agreed to extend credit to OSCF Lending III SPV in an aggregate principal amount up to $150 million at any one time outstanding.

The SMBC Loan and Security Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “SMBC Availability Period”) and a stated maturity date that is five years after the SMBC Closing Date. Borrowings under the SMBC Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending III SPV, either (1) SOFR plus 2.45% up to and including 3.00% depending on the collateral securing the facility or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 1.45% up to and including 2.00% depending on the collateral securing the facility. We are required to pay a non-usage fee of 0.50% on undrawn borrowings during the first three months of the facility and thereafter 0.50% or 0.75% during the remainder of the SMBC Availability Period depending on amounts borrowed by us under the facility.
The obligations of OSCF Lending III SPV under the SMBC Loan and Security Agreement are secured by all of the assets held by OSCF Lending III SPV, including certain loans sold or to be sold or transferred or to be transferred by us to OSCF Lending SPV (such loans, the “SMBC Transferred Loans”) pursuant to the terms of the Sale and Participation Agreement, dated as of the SMBC Closing Date (the “SMBC Sale Agreement” and, together with the SMBC Loan and Security Agreement, the “SMBC Agreements”), between OSCF Lending III SPV, as buyer, and we, as seller, pursuant to which we will sell SMBC Transferred Loans to OSCF Lending III SPV from time to time. Under the SMBC Agreements, we and OSCF Lending SPV, as applicable, have made representations and warranties regarding the SMBC Transferred Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of SMBC Transferred Loans, reporting requirements and other customary requirements for similar revolving funding facilities.
Borrowings under the SMBC Loan and Security Agreement are subject to various covenants under the SMBC Agreements as well as the asset coverage requirement contained in the Investment Company Act.
As of September 30, 2023, there were no borrowings outstanding under the SMBC Loan and Security Agreement. We recorded $8 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the fiscal year ended September 30, 2023.
Secured Borrowings
As of September 30, 2023 and September 30, 2022, there were no secured borrowings outstanding. We did not record any interest expense in connection with secured borrowings for the fiscal year ended September 30, 2023. We recorded $256 of interest expense in connection with secured borrowings the period from December 10, 2021 (commencement of operations) to September 30, 2022. Our secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to September 30, 2022.
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
We have elected to be treated, and intend to qualify annually to be treated, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute to our shareholders, for each tax year, at least 90% of our “investment company taxable income” for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to shareholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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
Recent Developments
Share Issuance

On October 1, 2023, we issued and sold pursuant to our continuous public offering 4,399,222 Class I shares for proceeds of $103.6 million, 2,669,259 Class S shares for proceeds of $62.9 million and 1,698 Class D shares for proceeds of $0.0 million.

On November 1, 2023, we issued and sold pursuant to our continuous public offering 3,514,902 Class I shares for proceeds of $82.2 million, 1,983,663 Class S shares for proceeds of $46.4 million and 5,932 Class D shares for proceeds of $0.1 million.
Distributions

On October 25, 2023, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0167	$0.1733
Class D shares	$0.1900	$0.0049	$0.1851

The distribution was payable to shareholders of record as of October 31, 2023 and was paid on November 28, 2023. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.

On November 27, 2023, our Board of Trustees declared a regular distribution on our outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0166	$0.1734
Class D shares	$0.1900	$0.0049	$0.1851

The distribution is payable to shareholders of record as of November 30, 2023 and will be paid on or about December 27, 2023. The distribution will be paid in cash or reinvested in Shares for shareholders participating in our distribution reinvestment plan.

On December 14, 2023, the Board of Trustees declared a special distribution of $0.04 per share on its common shares of beneficial interest. The special distribution is payable to shareholders of record as of December 15, 2023 and will be paid on or about December 27, 2023.
CIBC SPV Facility

Effective on and as of November 21, 2023 (the “CIBC Closing Date”), we entered into a loan and servicing agreement (as amended, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC (“OSCF Lending V SPV”), a wholly owned subsidiary of us, as borrower, us, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent, pursuant to which CIBC agreed to extend credit to OSCF Lending V SPV in an aggregate principal amount up to $150 million (the “ CIBC Maximum Commitment”) at any one time outstanding.

The CIBC Loan and Servicing Agreement provides for a senior secured revolving credit facility that has a two-year reinvestment period (the “CIBC Availability Period”) and a stated maturity date that is two years after the CIBC Closing Date. Subject to certain conditions, including consent of the lenders and CIBC as administrative agent, during the CIBC Availability Period, OSCF Lending V SPV may propose up to four increases in the CIBC Maximum Commitment up to an amount not to exceed $500 million in the aggregate.

Borrowings under the CIBC Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending V SPV, as borrower, either (1) the SOFR, plus 1.95% or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 0.95%. The applicable spread otherwise in effect shall be increased by 2% per annum after the stated maturity date or when an event of default has occurred and is continuing. We are required to pay a non-usage fee of 0.50% on undrawn borrowings beginning six months after the CIBC Closing Date.

The obligations of OSCF Lending V SPV under the CIBC Loan and Security Agreement are secured by all of the assets held by OSCF Lending V SPV, including loans it has made or acquired (the “OSCF Lending V SPV Loans”). Under the Loan and Servicing Agreement, OSCF Lending V SPV, as borrower, and we, as servicer, have made representations and warranties regarding the OSCF Lending V SPV Loans, as well as our businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of the OSCF Lending V SPV Loans, reporting requirements and other customary requirements for similar revolving funding facilities.

The CIBC Loan and Servicing Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, CIBC, as administrative agent, may terminate the commitments and declare the outstanding borrowings and all other obligations under the CIBC Loan and Servicing Agreement immediately due and payable.
Borrowings under the CIBC Loan and Servicing Agreement are subject to various covenants as well as the asset coverage requirement contained in the Investment Company Act.

2028 Unsecured Notes

On November 14, 2023, we issued $350 million aggregate principal amount of our 8.400% Notes due 2028 (the “2028 Unsecured Notes”) in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act pursuant to an indenture, dated as of November 14, 2023 (the “Base Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee (the “Notes Trustee”), and (2) a first supplemental indenture (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”) to the Base Indenture.
The 2028 Unsecured Notes mature on November 14, 2028, unless previously redeemed or repurchased in accordance with their terms. The 2028 Unsecured Notes bear interest at a rate of 8.400% per year payable semiannually in arrears on May 14 and November 14 of each year, commencing on May 14, 2024. The 2028 Unsecured Notes are our direct, unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2028 Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including a covenant requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC and to provide financial information to the holders of the 2028 Unsecured Notes and the Notes Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Indenture.
In connection with the 2028 Unsecured Notes, we entered into an interest rate swap to more closely align the interest rate payable on the 2028 Unsecured Notes with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 8.400% and pay a floating interest rate of the three-month SOFR plus 4.0405% on a notional amount of $350 million.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including SOFR, LIBOR, SONIA and prime rates, to the extent our debt investments include floating interest rates.
As of September 30, 2023, 89.6% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2022, 87.6% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2023 and September 30, 2022 was as follows:

	September 30, 2023		September 30, 2022
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$248,903	14.50%	$87,955	23.79%
>0% and <1%	603,477	35.15	192,723	52.13
1%	681,256	39.68	89,020	24.08
>1%	183,272	10.67	—	—
Total	$1,716,908	100.00%	$369,698	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2023, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$43,674	$(11,125)	$32,549
200	34,939	(8,900)	26,039
150	26,204	(6,675)	19,529
100	17,469	(4,450)	13,019
50	8,735	(2,225)	6,510

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(8,735)	$2,225	$(6,510)
100	(17,469)	4,450	(13,019)
150	(26,204)	6,675	(19,529)
200	(34,939)	8,900	(26,039)
250	(43,674)	11,125	(32,549)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of September 30, 2023 and September 30, 2022:

	September 30, 2023		September 30, 2022
($ in thousands)	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$—	$—	$—	$—
LIBOR
30 day	—	—	137,460	—
90 day	8,940	—	85,546	—
180 day	—	—	7,592	—
EURIBOR
30 day	€21,000	—	—	—
90 day	16,530	—	—	—
180 day	15,266	—	—	—
SOFR
30 day	$761,709	320,000	48,591	75,000
90 day	877,157	125,000	103,206	—
180 day	30,006	—	16,177	—
UK LIBOR
90 day	£21,086	—	—	—
180 day	5,470	—	—	—
Fixed rate	$216,996	—	59,856	—

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID 42)	94
Consolidated Statements of Assets and Liabilities as of September 30, 2023 and September 30, 2022	95
Consolidated Statements of Operations for the year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022	97
Consolidated Statements of Changes in Net Assets for the year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022	98
Consolidated Statements of Cash Flows for the year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022	99
Consolidated Schedule of Investments as of September 30, 2023	100
Consolidated Schedule of Investments as of September 30, 2022	108
Notes to Consolidated Financial Statements	113

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Oaktree Strategic Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Strategic Credit Fund (the Company), including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the fiscal year ended September 30, 2023, and for the period from December 10, 2021 (commencement of operations) to September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for the fiscal year ended September 30, 2023, and for the period from December 10, 2021 (commencement of operations) to September 30, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2023 and 2022 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA
December 18, 2023

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2023	September 30, 2022
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost September 30, 2023: $1,922,218; cost September 30, 2022: $444,725)	$1,927,237	$428,556
Cash and cash equivalents	145,499	58,443
Restricted cash	5,637	—
Due from affiliates	861	1,402
Interest receivable	12,591	3,297
Receivables from unsettled transactions	11,579	3,920
Deferred financing costs	13,887	3,295
Deferred offering costs	270	2,132
Derivative asset at fair value	2,041	13
Other assets	533	438
Total assets	$2,120,135	$501,496
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,291	$1,107
Dividends payable	12,026	3,657
Base management fee and incentive fee payable	7,543	—
Payable for share repurchases	5,336	—
Due to affiliates	8,175	2,926
Interest payable	4,676	469
Payables from unsettled transactions	105,883	51,566
Deferred tax liability	—	44
Credit facilities payable	445,000	75,000
Total liabilities	590,930	134,769
Commitments and contingencies (Note 11)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 64,896 and 15,628 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively	649	156
Additional paid-in-capital	1,536,305	380,646
Accumulated distributable earnings (loss)	(7,749)	(14,075)
Total net assets (equivalent to $23.56 and $23.47 per common share as of September 30, 2023 and September 30, 2022, respectively) (Note 10)	1,529,205	366,727
Total liabilities and net assets	$2,120,135	$501,496
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	September 30, 2023	September 30, 2022
Class I Shares:
Net assets	$1,039,238	$305,989
Common shares outstanding ($0.01 par value, unlimited shares authorized)	44,103	13,040
Net asset value per share	$23.56	$23.47
Class S Shares:
Net assets	$489,821	$60,738
Common shares outstanding ($0.01 par value, unlimited shares authorized)	20,787	2,588
Net asset value per share	$23.56	$23.47
Class D Shares:
Net assets	$146	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	6	—
Net asset value per share	$23.56	$—

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal year ended September 30, 2023	For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Interest income:
Non-control/Non-affiliate investments	$111,926	$13,179
Interest on cash and cash equivalents	3,058	173
Total interest income	114,984	13,352
PIK interest income:
Non-control/Non-affiliate investments	3,178	591
Total PIK interest income	3,178	591
Fee income:
Non-control/Non-affiliate investments	1,072	178
Total fee income	1,072	178
Total investment income	119,234	14,121
Expenses:
Base management fee	10,518	1,359
Investment income incentive fee	10,042	763
Capital gains incentive fee	278	—
Professional fees	2,076	732
Class S and Class D distribution and shareholder servicing fees	2,024	92
Board of trustees fees	289	216
Organization expenses	4	550
Amortization of continuous offering costs	2,737	1,036
Interest expense	21,814	2,541
Administrator expense	939	207
General and administrative expenses	1,402	348
Total expenses	52,123	7,844
Management and incentive fees waived (Note 9)	(1,642)	(2,122)
Expense reimbursements (support) (Note 9)	541	(1,586)
Net expenses	51,022	4,136
Net investment income	68,212	9,985
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	20,657	(16,168)
Foreign currency forward contracts	2,028	13
Net unrealized appreciation (depreciation)	22,685	(16,155)
Realized gains (losses):
Non-control/Non-affiliate investments	(3,087)	90
Foreign currency forward contracts	(963)	—
Net realized gains (losses)	(4,050)	90
Provision for income tax (expense) benefit	(227)	(123)
Net realized and unrealized gains (losses), net of taxes	18,408	(16,188)
Net increase (decrease) in net assets resulting from operations	$86,620	$(6,203)

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Fiscal year ended September 30, 2023	For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Operations:
Net investment income	$68,212	$9,985
Net unrealized appreciation (depreciation)	22,685	(16,155)
Net realized gains (losses)	(4,050)	90
Provision for income tax (expense) benefit	(227)	(123)
Net increase (decrease) in net assets resulting from operations	86,620	(6,203)
Distributions to common shareholders:
Class I	(59,032)	(7,053)
Class S	(21,259)	(819)
Class D	(3)	—
Net decrease in net assets resulting from distributions	(80,294)	(7,872)
Share transactions:
Class I:
Issuance of Common shares in public offering	726,878	318,578
Issuance of Common shares under dividend reinvestment plan	7,328	393
Repurchased shares, net of early repurchase deduction	(5,309)	—
Net increase from share transactions	728,897	318,971
Class S:
Issuance of Common shares in public offering	418,677	61,629
Issuance of Common shares under dividend reinvestment plan	8,500	202
Repurchased shares, net of early repurchase deduction	(67)	—
Net increase from share transactions	427,110	61,831
Class D:
Issuance of Common shares in public offering	145	—
Net increase from share transactions	145	—
Total increase (decrease) in net assets	1,162,478	366,727
Net assets at beginning of period	366,727	—
Net assets at end of period	$1,529,205	$366,727
Net asset value per common share	$23.56	$23.47
Common shares outstanding at end of period	64,896	15,628

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended September 30, 2023	For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$86,620	$(6,203)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(22,685)	16,155
Net realized (gains) losses	4,050	(90)
PIK interest income	(3,178)	(591)
Accretion of original issue discount on investments	(9,507)	(1,272)
Amortization of deferred financing costs	1,492	362
Amortization of deferred offering costs	2,737	1,036
Deferred taxes	(44)	44
Purchases of investments	(1,703,474)	(480,031)
Proceeds from the sales and repayments of investments	234,750	37,380
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	541	(1,402)
(Increase) decrease in interest receivable	(9,173)	(3,407)
(Increase) decrease in receivables from unsettled transactions	(7,659)	(3,920)
(Increase) decrease in other assets	(95)	(438)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	684	393
Increase (decrease) in base management fee and incentive fees payable	7,543	—
Increase (decrease) in due to affiliates	4,517	1,574
Increase (decrease) in interest payable	4,207	469
Increase (decrease) in payables from unsettled transactions	54,317	51,566
Net cash used in operating activities	(1,354,357)	(388,375)
Financing activities:
Distributions paid in cash	(56,093)	(3,619)
Borrowings under credit facilities	625,000	105,000
Repayments of borrowings under credit facilities	(255,000)	(30,000)
Borrowings of secured borrowings	—	44,588
Proceeds from secured borrowings	—	(44,588)
Proceeds from issuance of common shares	1,145,700	380,207
Deferred financing costs paid	(11,586)	(3,658)
Deferred offering costs paid	(143)	(1,102)
Repurchased shares	(40)	—
Net cash provided by financing activities	1,447,838	446,828
Effect of exchange rate changes on foreign currency	(788)	(10)
Net increase (decrease) in cash and cash equivalents and restricted cash	92,693	58,443
Cash and cash equivalents and restricted cash, beginning of period	58,443	—
Cash and cash equivalents and restricted cash, end of period	$151,136	$58,443
Supplemental information:
Cash paid for interest	$16,115	$1,710
Non-cash financing activities:
Deferred financing costs incurred	$497	$—
Deferred offering costs incurred	732	2,066
Distribution payable	12,026	3,657
Reinvestment of dividends during the period	15,828	595
Shares repurchases accrued but not yet paid	5,336	—
Reconciliation to the Statement of Assets and Liabilities	September 30, 2023	September 30, 2022
Cash and cash equivalents	$145,499	$58,443
Restricted cash	5,637	—
Total cash and cash equivalents and restricted cash	$151,136	$58,443

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		$11,883	$11,768	$11,614	(8)(9)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			12.50%		5/31/2024		1,031	1,007	987	(8)(9)(11)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			12.00%		5/4/2024		3,287	3,261	3,248	(8)(9)(11)
AB BSL CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.46%		4/20/2036		3,800	3,800	3,815	(5)(10)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.32%		8/18/2028		24,500	23,956	24,224	(5)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	6.50%	11.80%		8/1/2029		34,667	33,656	33,696	(5)(8)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	6.50%			8/1/2029		—	(156)	(149)	(5)(8)(9)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	13.04%		8/15/2029		10,406	9,957	9,912	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%			8/15/2029		—	(60)	(60)	(5)(8)(9)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	9	(8)(10)
AI Sirona (Luxembourg) Acquisition S.a.r.l.	Pharmaceuticals	First Lien Term Loan	E+	5.00%	8.86%		9/30/2028		€21,000	23,002	22,242	(5)(10)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	13.17%		12/21/2029		$4,563	4,492	4,516	(5)(8)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	721	(8)
Altice France S.A.	Integrated Telecommunication Services	First Lien Term Loan	L+	4.00%	9.63%		8/14/2026		8,940	8,728	8,459	(5)(10)
Altice France S.A.	Integrated Telecommunication Services	Fixed Rate Bond			5.50%		10/15/2029		7,200	6,007	5,188	(10)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	11.50%	5.00%	11.99%	10/14/2027		13,299	12,386	12,236	(5)(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						878,545		943	2,811	(8)
American Auto Auction Group, LLC	Consumer Finance	Second Lien Term Loan	SOFR+	8.75%	14.14%		1/2/2029		6,901	6,796	6,107	(5)(8)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.43%		6/9/2028		20,324	19,504	18,918	(5)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.81%		10/20/2028		22,602	20,490	19,863	(5)
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	10.42%		2/28/2028		11,970	11,651	11,989	(5)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.40%		8/11/2025		6,840	5,742	4,934	(5)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	E+	6.50%	10.45%		7/14/2026		€9,600	9,626	10,266	(5)(8)(10)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	6.75%	12.57%		7/14/2026		$3,520	3,353	3,591	(5)(8)(9)(10)
ARES LXIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	3.75%	9.06%		4/15/2035		2,200	2,051	2,128	(5)(10)
ARES LXVIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	5.75%	10.83%		4/25/2035		5,000	5,000	5,112	(5)(10)
Arsenal AIC Parent LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.50%	9.88%		8/18/2030		10,000	9,900	9,994	(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.63%		12/29/2027		4,862	4,793	4,577	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027		—	(8)	(34)	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.90%		10/25/2028		4,848	4,620	3,663	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.42%		8/19/2028		7,950	7,673	7,724	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.67%		8/19/2028		15,945	15,192	15,518	(5)
Asurion, LLC	Property & Casualty Insurance	Second Lien Term Loan	SOFR+	5.25%	10.68%		1/20/2029		7,500	6,883	6,680	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.57%		2/15/2029		$24,240	$23,056	$23,854	(5)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		3,000	2,597	2,513
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809		5,693	5,418	(8)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.64%		10/19/2028		19,029	18,629	18,734	(5)(8)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(40)	(29)	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	6.00%	11.32%		9/30/2030		24,960	24,212	24,211	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	6.00%	9.97%		9/30/2030		€15,530	15,949	15,949	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	6.00%			9/30/2030		$—	(59)	(59)	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	6.00%			10/1/2029		—	(156)	(156)	(5)(8)(9)
Bausch + Lomb Corp	Health Care Supplies	Fixed Rate Bond			8.38%		10/1/2028		6,000	6,000	6,025	(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		3,220	3,123	2,967	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		1,580	1,580	1,510	(8)(9)(10)(12)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(8)(9)(10)(12)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2032		—	—	—	(8)(9)(10)(12)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						12,453		74	1	(8)(10)
CCO Holdings LLC	Cable & Satellite	Fixed Rate Bond			4.50%		5/1/2032		12,281	10,034	9,651	(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	6.00%	11.29%		6/21/2028		£21,086	25,375	25,215	(5)(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	First Lien Term Loan	SOFR+	3.50%	9.13%		8/21/2026		$6,915	6,523	6,732	(5)(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			5.13%		8/15/2027		726	644	645	(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			9.00%		9/15/2028		4,000	4,000	3,966	(10)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	11.97%		5/13/2026		12,117	11,825	11,834	(5)(8)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	11.97%		5/13/2026		3,940	3,872	3,848	(5)(8)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		4,527	4,505	3,795
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%	12.82%		2/27/2030		13,464	13,155	13,158	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			2/27/2030		—	(15)	(13)	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	7.50%			2/27/2029		—	(21)	(21)	(5)(8)(9)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.39%		10/13/2029		23,976	22,737	23,758	(5)
Cuppa Bidco BV	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	E+	4.75%	8.68%		7/30/2029		€5,666	4,958	5,542	(5)(10)
Curium Bidco S.à.r.l.	Biotechnology	First Lien Term Loan	SOFR+	4.50%	9.89%		7/31/2029		$8,446	8,316	8,446	(5)(10)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	11.93%		5/22/2029		18,059	17,673	17,562	(5)(8)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(149)	(152)	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(117)	(63)	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%			5/22/2029		—	(72)	(70)	(5)(8)(9)
Dealer Tire Financial, LLC	Distributors	First Lien Term Loan	SOFR+	4.50%	9.82%		12/14/2027		11,123	11,048	11,157	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		$13,792	$13,792	$13,792	(8)(9)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330		330	330	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25		—	—	(8)(10)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.43%		8/2/2027		13,433	13,051	13,159	(5)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			5.88%		8/15/2027		1,750	1,593	1,550
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.12%		4/26/2029		21,702	20,717	21,180	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	12.04%		12/8/2028		11,804	11,575	11,705	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	12.04%		12/8/2028		666	633	641	(5)(8)(9)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	12.00%		12/8/2028		580	552	568	(5)(8)(9)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	11.33%		7/10/2030		45,603	44,500	44,463	(5)(8)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%			7/10/2028		—	(124)	(130)	(5)(8)(9)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		11,048	10,937	10,662	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		1,769	1,745	1,707	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.32%		9/29/2030		36,306	35,399	35,398	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			9/29/2029		—	(100)	(100)	(5)(8)(9)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.55%		9/13/2029		43,732	42,864	42,870	(5)(8)(10)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	12.55%		9/13/2029		961	871	871	(5)(8)(9)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.75%	9.18%		10/8/2027		20,853	20,306	20,326	(5)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		7,517	6,311	5,508	(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	12.64%		5/3/2029		20,277	19,711	19,711	(5)(8)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	12.64%		5/3/2029		1,397	1,309	1,309	(5)(8)(9)
Gallatin CLO X 2023-1	Multi-Sector Holdings	CLO Notes	SOFR+	5.41%	10.74%		10/14/2035		5,000	4,913	4,932	(5)(10)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.57%		8/11/2028		4,917	4,772	4,131	(5)(8)
Global Aircraft Leasing Co Ltd	Trading Companies & Distributors	Fixed Rate Bond			6.50%		9/15/2024		7,645	7,088	7,294	(10)
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	6.56%		1/20/2032		€1,000	875	963	(5)(10)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	13.42%		6/21/2027		$17,507	17,246	17,157	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		—	(53)	(71)	(5)(8)(9)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(26)	(35)	(5)(8)(9)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.67%		4/9/2029		10,445	10,057	9,914	(5)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.89%		1/19/2026		9,319	9,129	9,135	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	12.04%		1/19/2026		1,792	1,750	1,757	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(103)	(99)	(5)(8)(9)(10)
Hertz Vehicle Financing III	Specialized Finance	CLO Notes			5.16%		6/26/2028		7,500	6,496	6,583	(10)
Hertz Vehicle Financing III	Specialized Finance	CLO Notes			6.78%		9/25/2028		17,377	15,825	16,035	(10)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		6,770	5,658	5,841	(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Horizon Aircraft Finance II Ltd.	Specialized Finance	CLO Notes			3.72%		7/15/2039		$2,300	$1,969	$1,981	(10)
HUB Pen Company, LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	6.50%	11.93%		12/31/2027		27,335	26,653	26,663	(5)(8)
HUB Pen Company, LLC	Other Specialty Retail	First Lien Revolver	SOFR+	6.50%	6.50%		12/31/2027		108	25	26	(5)(8)(9)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.62%		5/16/2028		28,394	27,607	27,627	(5)(8)(10)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.63%		8/18/2028		15,621	15,411	15,059	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.63%		8/18/2028		2,325	2,291	2,286	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%	12.14%		8/18/2028		241	221	189	(5)(8)(9)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%		16.06%	3/17/2027		9,679	9,613	8,904	(5)(8)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%		16.05%	3/17/2027		286	281	286	(5)(8)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%		16.06%	3/17/2027		250	250	250	(5)(8)(9)
Impel Pharmaceuticals Inc.	Health Care Technology	Warrants						127,376		—	53
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan	SOFR+	5.75%	11.14%	2.75%	1/26/2027		3,665	3,557	3,354	(5)(8)(10)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan	SOFR+	5.75%			1/26/2027		—	—	—	(5)(8)(9)(10)
Innocoll Pharmaceuticals Limited	Health Care Technology	First Lien Term Loan	SOFR+	5.75%			1/26/2027		—	—	—	(5)(8)(9)(10)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						36,087		85	54	(8)(10)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.93%		6/30/2025		43,765	42,619	42,776	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(130)	(112)	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	6.75%	12.17%		6/28/2029		34,375	33,388	33,429	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	6.75%			6/28/2029		—	(185)	(177)	(5)(8)(9)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.32%		8/15/2028		30,000	29,118	28,995	(5)(10)
Kindercare Learning Centers Kindercare Portfolio	Diversified Real Estate Activities	CLO Notes	SOFR+	2.41%	7.75%		8/15/2038		4,964	4,619	4,696	(5)(10)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.84%		10/29/2027		4,811	4,763	4,739	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.80%		10/29/2027		58,992	58,110	58,107	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	11.84%		10/29/2027		78	72	68	(5)(8)(9)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%			10/29/2027		—	(73)	(73)	(5)(8)(9)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.42%		10/29/2028		21,627	21,160	21,588	(5)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.95%		10/12/2027		12,032	11,191	12,529	(5)(10)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.42%		1/31/2028		8,997	8,867	8,412	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.42%		1/31/2028		1,048	986	979	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%			1/31/2028		—	(15)	(66)	(5)(8)(9)
Madison Park Funding LXIII	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.58%		4/21/2035		5,000	5,000	5,099	(5)(10)
Mauser Packaging Solutions Holding Company	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.33%		8/14/2026		15,980	15,876	15,992	(5)
Mauser Packaging Solutions Holding Company	Metal, Glass & Plastic Containers	Fixed Rate Bond			7.88%		8/15/2026		5,000	4,971	4,829
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.18%		3/1/2029		17,857	17,074	17,472	(5)
Medline Borrower, LP	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.68%		10/23/2028		22,886	22,388	22,851	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		$2,325	$2,189	$2,046	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						66,347		152	20	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						17,058		—	9	(8)(10)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.77%		7/21/2027		2,829	2,763	2,807	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.52%		7/21/2027		5,286	5,180	5,207	(5)(8)
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	9.18%		10/15/2028		23,392	22,759	23,048	(5)
Mitchell International, Inc.	Application Software	Second Lien Term Loan	SOFR+	6.50%	11.93%		10/15/2029		4,000	3,816	3,696	(5)
MND Holdings III Corp	Other Specialty Retail	First Lien Term Loan	SOFR+	7.50%	12.89%		5/9/2028		41,483	40,802	40,761	(5)(8)
MND Holdings III Corp	Other Specialty Retail	First Lien Revolver	SOFR+	7.50%	12.83%		5/9/2028		1,500	1,243	1,311	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.99%		2/10/2026		4,597	4,462	4,502	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.99%		2/10/2026		7,204	7,197	7,055	(5)(8)
New Enterprise Stone & Lime Co Inc	Construction Materials	Fixed Rate Bond			5.25%		7/15/2028		2,250	2,080	2,022
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			4.88%		8/15/2028		8,550	7,672	7,537
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			6.88%		8/15/2028		3,784	3,473	3,246
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			8.50%		10/1/2031		5,000	5,000	5,013
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	6.00%	11.39%		5/3/2029		36,625	35,943	35,951	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	6.00%			5/3/2029		—	(33)	(31)	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	6.00%			5/3/2029		—	(82)	(81)	(5)(8)(9)
OEConnection LLC	Application Software	Second Lien Term Loan	SOFR+	7.00%	12.49%		9/25/2027		5,355	5,281	5,275	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.64%		6/9/2030		22,885	22,338	22,354	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%			6/9/2030		—	(107)	(100)	(5)(8)(9)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/9/2030		—	(108)	(106)	(5)(8)(9)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	13.12%		2/1/2029		15,746	15,396	15,450	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(44)	(37)	(5)(8)(9)
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	10.42%		11/10/2027		14,919	14,556	14,726	(5)
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.17%		2/1/2028		19,890	19,794	19,874	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	9.17%		2/11/2028		10,901	10,689	10,885	(5)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.45%		4/6/2027		26,144	22,474	25,041	(5)(8)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.45%		4/6/2027		1,028	798	959	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	12.32%		2/15/2029		26,758	25,799	25,776	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			2/15/2029		—	(129)	(132)	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.78%		3/4/2025		5,449	5,372	5,355	(5)(8)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	7.25%	12.78%		3/4/2025		627	620	616	(5)(8)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.75%	11.21%		1/31/2028		£5,470	$6,111	$6,109	(5)(8)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.75%	10.07%		4/7/2030		$16,000	15,552	15,900	(5)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.75%	13.06%		9/21/2028		18,387	17,930	17,927	(5)(8)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.75%			9/21/2028		—	—	—	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.24%		10/7/2026		15,595	15,118	15,127	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(58)	(57)	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						606,357		200	994	(8)
SCIH Salt Holdings Inc.	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.63%		3/16/2027		22,904	22,626	22,801	(5)
SCIH Salt Holdings Inc.	Diversified Metals & Mining	Fixed Rate Bond			4.88%		5/1/2028		5,000	4,516	4,418
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.18%		10/7/2030		5,881	5,726	5,710	(5)(8)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%			10/7/2030		—	(26)	(50)	(5)(8)(9)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						761		761	698	(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		7,654	7,323	7,329	(5)(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						79,075		258	380	(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.14%		3/27/2028		17,420	16,951	16,949	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.15%		3/27/2028		1,368	1,329	1,334	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	6.75%			3/27/2028		—	(40)	(41)	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		11,547	11,135	11,139	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		4,330	4,176	4,177	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	Warrants						93,470		293	140	(8)(10)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	10.38%		4/17/2028		12,818	11,979	12,049	(5)(8)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.43%		10/5/2027		20,664	20,456	20,564	(5)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.92%		4/5/2029		24,496	23,683	24,477	(5)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.33%		9/28/2030		28,000	27,580	27,419	(5)
Sunshine Luxembourg VII Sarl	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.24%		10/1/2026		10,360	10,108	10,355	(5)(10)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	13.32%		12/16/2028		33,311	32,444	33,061	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		8,196	8,090	7,807	(5)(8)(13)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		702	693	668	(5)(8)(13)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		281	271	241	(5)(8)(9)(13)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%	12.44%		12/31/2026		396	391	377	(5)(8)(13)
Tacala, LLC	Restaurants	First Lien Term Loan	SOFR+	3.50%	9.43%		2/5/2027		11,945	11,703	11,919	(5)
Tacala, LLC	Restaurants	Second Lien Term Loan	SOFR+	8.00%	13.43%		2/4/2028		7,310	7,129	7,094	(5)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.32%		5/26/2028		$24,934	$23,766	$23,999	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		39,751	39,296	39,318	(8)(10)
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.99%		3/30/2029		17,755	16,613	17,103	(5)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.42%		12/29/2028		8,485	8,357	8,261	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.70%		1/31/2029		8,427	8,277	8,309	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%			1/31/2029		—	(69)	(54)	(5)(8)(9)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.65%		9/15/2028		4,987	4,987	4,978	(5)
Trinitas CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	4.26%	9.61%		4/25/2033		4,500	4,394	4,403	(5)(10)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	13.06%		4/22/2034		1,000	816	917	(5)(10)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			6.50%		2/15/2029		1,750	1,630	1,148	(10)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			4.75%		4/15/2028		2,200	1,944	1,799	(10)
WAVE 2019-1	Specialized Finance	CLO Notes			3.60%		9/15/2044		5,183	4,282	4,251
Wellfleet CLO 2022-2, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	8.56%	13.87%		10/18/2035		1,500	1,444	1,494	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.27%		4/30/2025		9,633	9,108	9,090	(5)
WWEX Uni Topco Holdings, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.00%	9.65%		7/26/2028		6,895	6,590	6,800	(5)
Total Non-Control/Non-Affiliate Investments (126.0% of net assets)										$1,922,218	$1,927,237
Cash and Cash Equivalents and Restricted Cash (9.9% of net assets)										$151,136	$151,136
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (135.9% of net assets)										$2,073,354	$2,078,373

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$47,642	€43,834	11/9/2023	Bank of New York Mellon	$1,164
Foreign currency forward contract	$20,888	£16,392	11/9/2023	Bank of New York Mellon	877
					$2,041

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(4)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the London Interbank Offered Rate ("LIBOR" or "L"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2023, the reference rates for the Company's variable rate loans were the 30-day SOFR at 5.32%, the 90-day SOFR at 5.39%, the 180-day SOFR at 5.47%, the 90-day LIBOR at 5.65%, the SONIA at 5.19%, the 30-day EURIBOR at 3.42%, the 90-day EURIBOR at 3.82% and the 180-day EURIBOR at 3.95%. Most loans include an interest floor, which generally ranges from 0% to 2.75%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(8)As of September 30, 2023, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2023, qualifying assets represented 78.1% of the Company's total assets and non-qualifying assets represented 21.9% of the Company's total assets.
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

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 1. Organization
Oaktree Strategic Credit Fund (the “Company”) is a Delaware statutory trust formed on November 24, 2021 and is structured as a non-diversified, closed-end management investment company. On February 3, 2022, the Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company has elected to be treated, and intends to qualify annually to be treated, as a registered investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, the Company is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between the Company and the Adviser. The Adviser is an entity under common control with Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Corporation (formerly known as Brookfield Asset Management, Inc., collectively with its affiliates, "Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

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

The Company accepted purchase orders and held investors’ funds in an interest-bearing escrow account until the Company received purchase orders for Common Shares of at least $100.0 million, excluding subscriptions by Oaktree Fund GP I, L.P. in respect of the Class I shares purchased by Oaktree Fund GP I, L.P. prior to March 31, 2022.

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of September 30, 2023, the Company has issued and sold 43,994,524 Class I shares for an aggregate purchase price of $1,045.4 million of which $100.0 million was purchased by an affiliate of the Adviser. As of September 30, 2023, the Company has issued and sold 20,419,084 Class S shares for an aggregate purchase price of $480.3 million. As of September 30, 2023, the Company has issued and sold 6,177 Class D shares for an aggregate purchase price of $0.1 million.

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

Fair Value Measurements:
The Adviser, as the valuation designee of the Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of the Company's assets on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
The fair value of the Company's investments as of September 30, 2023 and September 30, 2022 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2023 and September 30, 2022, there were no investments on non-accrual status.
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
As of September 30, 2023, included in restricted cash was $5.6 million that was held at Citibank, N.A. in connection with the Company’s JPM Agreements (defined below). Pursuant to the terms of the JPM Agreements, the Company was restricted in terms of access to the $5.6 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the JPM Agreements.
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
For the fiscal year ended September 30, 2023, the Company incurred organization costs of $4. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company expensed organization costs of $550. As of September 30, 2023 and September 30, 2022, $270 and $2,132, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the fiscal year ended September 30, 2023, the Company amortized offering costs of $2,737. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company amortized offering costs of $1,036.
Allocation of Income, Expenses, Gains and Losses:
Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses directly attributable to a specific class are charged against the operations of that class.
Distributions:
To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
Income Taxes:
On February 3, 2022, the Company elected to be regulated as a BDC under the Investment Company Act. The Company has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.
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

Note 3. Portfolio Investments
Portfolio Composition
As of September 30, 2023, the fair value of the Company's investment portfolio was $1,927.2 million and was composed of investments in 123 portfolio companies. As of September 30, 2022, the fair value of the Company's investment portfolio was $428.6 million and was composed of investments in 81 portfolio companies.
As of September 30, 2023 and September 30, 2022, the Company's investment portfolio consisted of the following:

	September 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$1,814,372	94.39%	$415,550	93.44%
Subordinated Debt	98,352	5.12%	22,136	4.98%
Preferred Equity	6,023	0.31%	6,023	1.35%
Common Equity and Warrants	3,471	0.18%	1,016	0.23%
Total	$1,922,218	100.00%	$444,725	100.00%

	September 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$1,817,981	94.32%	118.88%	$402,658	93.96%	109.80%
Subordinated Debt	97,616	5.07%	6.38%	19,378	4.52%	5.28%
Common Equity and Warrants	5,892	0.31%	0.39%	1,023	0.24%	0.28%
Preferred Equity	5,748	0.30%	0.38%	5,497	1.28%	1.50%
Total	$1,927,237	100.00%	126.03%	$428,556	100.00%	116.86%

The composition of the Company's debt investments as of September 30, 2023 and September 30, 2022 by floating rates and fixed rates was as follows:

	September 30, 2023		September 30, 2022
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$1,716,908	89.63%	$369,698	87.60%
Fixed rate	198,689	10.37%	52,338	12.40%
Total	$1,915,597	100.00%	$422,036	100.00%

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

	September 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
United States	$1,673,820	87.08%	$404,169	90.88%
Canada	56,725	2.95%	—	—%
United Kingdom	44,465	2.31%	(280)	(0.06)%
Luxembourg	41,426	2.16%	—	—%
India	39,296	2.04%	4,925	1.11%
France	14,735	0.77%	4,590	1.03%
Cayman Islands	12,746	0.66%	—	—%
Costa Rica	12,684	0.66%	10,263	2.31%
Chile	11,191	0.58%	—	—%
Switzerland	10,172	0.53%	10,096	2.27%
Netherlands	4,958	0.26%	—	—%
Germany	—	—%	5,352	1.20%
Ireland	—	—%	5,610	1.26%
Total	$1,922,218	100.00%	$444,725	100.00%

	September 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$1,677,990	87.07%	109.75%	$389,448	90.88%	106.20%
Canada	56,622	2.94%	3.70%	—	—%	—%
United Kingdom	45,181	2.34%	2.95%	—	—%	—%
Luxembourg	41,043	2.13%	2.68%	—	—%	—%
India	39,318	2.04%	2.57%	3,646	0.85%	0.99%
France	13,647	0.71%	0.89%	4,231	0.99%	1.15%
Cayman Islands	13,135	0.68%	0.86%	—	—%	—%
Chile	12,529	0.65%	0.82%	—	—%	—%
Costa Rica	12,369	0.64%	0.81%	10,216	2.38%	2.79%
Switzerland	9,861	0.51%	0.64%	9,947	2.32%	2.71%
Netherlands	5,542	0.29%	0.36%	—	—%	—%
Germany	—	—%	—%	5,203	1.21%	1.42%
Ireland	—	—%	—%	5,865	1.37%	1.60%
Total	$1,927,237	100.00%	126.03%	$428,556	100.00%	116.86%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2023 and September 30, 2022 was as follows:

	September 30, 2023		September 30, 2022
Cost:		% of Total Investments		% of Total Investments
Application Software	$261,061	13.60%	$45,532	10.21%
Other Specialty Retail	104,787	5.45%	1,875	0.42%
Diversified Metals & Mining	95,842	4.99%	3,817	0.86%
Electrical Components & Equipment	75,692	3.94%	3,368	0.76%
Environmental & Facilities Services	75,632	3.93%	4,914	1.10%
Aerospace & Defense	75,592	3.93%	5,388	1.21%
Health Care Technology	71,145	3.70%	30,001	6.75%
Systems Software	70,431	3.66%	19,190	4.32%
Pharmaceuticals	64,066	3.33%	4,463	1.00%
Education Services	61,437	3.20%	15,462	3.48%
Health Care Services	57,898	3.01%	6,685	1.50%
Distributors	52,155	2.71%	12,702	2.86%
Specialized Finance	48,354	2.52%	3,635	0.82%
Personal Care Products	44,968	2.34%	5,802	1.30%
Property & Casualty Insurance	41,399	2.15%	11,431	2.57%
Integrated Telecommunication Services	41,352	2.15%	10,036	2.26%
Diversified Support Services	40,107	2.09%	15,858	3.57%
Health Care Equipment	39,946	2.08%	—	—%
Health Care Supplies	36,745	1.91%	8,417	1.89%
Biotechnology	36,433	1.90%	12,353	2.78%
Health Care Distributors	32,575	1.69%	25,017	5.63%
Auto Parts & Equipment	32,444	1.69%	—	—%
Diversified Financial Services	31,405	1.63%	7,765	1.75%
Industrial Machinery & Supplies & Components	29,675	1.54%	18,256	4.11%
Multi-Sector Holdings	28,293	1.47%	5,311	1.19%
Gold	27,607	1.44%	—	—%
Life Sciences Tools & Services	27,580	1.43%	—	—%
Metal, Glass & Plastic Containers	25,834	1.34%	7,478	1.68%
Trading Companies & Distributors	25,328	1.32%	5,331	1.20%
Cable & Satellite	24,678	1.28%	9,055	2.04%
Interactive Media & Services	23,766	1.24%	—	—%
Office Services & Supplies	21,160	1.10%	8,366	1.88%
Research & Consulting Services	20,717	1.08%	7,739	1.74%
Health Care Facilities	20,456	1.06%	9,820	2.21%
Restaurants	18,832	0.98%	7,090	1.59%
Hotels, Resorts & Cruise Lines	17,167	0.89%	17,250	3.88%
Real Estate Development	16,036	0.83%	—	—%
Internet Services & Infrastructure	14,556	0.76%	1,936	0.44%
Insurance Brokers	12,979	0.68%	(280)	(0.06)%
Passenger Airlines	11,191	0.58%	—	—%
Advertising	11,167	0.58%	7,232	1.63%
Leisure Facilities	9,445	0.49%	8,824	1.98%
Consumer Finance	6,796	0.35%	6,776	1.52%
Air Freight & Logistics	6,590	0.34%	6,585	1.48%
Food Distributors	6,111	0.32%	—	—%
Soft Drinks & Non-alcoholic Beverages	4,958	0.26%	—	—%
Paper & Plastic Packaging Products & Materials	4,785	0.25%	4,815	1.08%
Leisure Products	4,772	0.25%	12,467	2.80%
Diversified Real Estate Activities	4,619	0.24%	—	—%
Other Specialized REITs	3,574	0.19%	3,512	0.79%
Construction Materials	2,080	0.11%	—	—%
Alternative Carriers	—	—%	7,894	1.78%
Data Processing & Outsourced Services	—	—%	6,780	1.52%
Electronic Components	—	—%	6,650	1.50%
Internet & Direct Marketing Retail	—	—%	4,890	1.10%
IT Consulting & Other Services	—	—%	4,534	1.02%
Oil & Gas Refining & Marketing	—	—%	3,950	0.89%
Airport Services	—	—%	2,970	0.67%
Paper Products	—	—%	2,953	0.66%
Diversified Banks	—	—%	2,134	0.48%
Automotive Retail	—	—%	696	0.16%
Total	$1,922,218	100.00%	$444,725	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$263,077	13.67%	17.23%	$43,357	10.12%	11.84%
Other Specialty Retail	104,861	5.44%	6.86%	1,895	0.44%	0.52%
Diversified Metals & Mining	95,449	4.95%	6.24%	3,706	0.86%	1.01%
Electrical Components & Equipment	75,916	3.94%	4.96%	3,319	0.77%	0.91%
Environmental & Facilities Services	75,755	3.93%	4.95%	4,859	1.13%	1.32%
Aerospace & Defense	75,628	3.92%	4.95%	5,147	1.20%	1.40%
Health Care Technology	72,102	3.74%	4.71%	29,636	6.92%	8.08%
Systems Software	70,227	3.64%	4.59%	18,159	4.24%	4.95%
Pharmaceuticals	63,149	3.28%	4.13%	4,449	1.04%	1.21%
Education Services	61,653	3.20%	4.03%	14,706	3.43%	4.01%
Health Care Services	57,832	3.00%	3.78%	6,554	1.53%	1.79%
Distributors	51,939	2.69%	3.40%	12,443	2.90%	3.39%
Specialized Finance	48,815	2.53%	3.19%	3,635	0.85%	0.99%
Personal Care Products	44,284	2.30%	2.90%	5,530	1.29%	1.51%
Property & Casualty Insurance	41,911	2.17%	2.74%	9,968	2.33%	2.72%
Diversified Support Services	40,493	2.10%	2.65%	15,552	3.63%	4.24%
Health Care Equipment	39,945	2.07%	2.61%	—	—%	—%
Integrated Telecommunication Services	39,481	2.05%	2.58%	9,259	2.16%	2.52%
Health Care Supplies	37,137	1.93%	2.43%	8,400	1.96%	2.29%
Biotechnology	35,838	1.86%	2.34%	12,040	2.81%	3.28%
Health Care Distributors	33,083	1.72%	2.16%	23,623	5.51%	6.44%
Auto Parts & Equipment	33,061	1.72%	2.16%	—	—%	—%
Diversified Financial Services	31,860	1.65%	2.08%	7,650	1.79%	2.09%
Industrial Machinery & Supplies & Components	30,448	1.58%	1.99%	17,994	4.20%	4.91%
Multi-Sector Holdings	28,863	1.50%	1.89%	5,441	1.27%	1.48%
Gold	27,627	1.43%	1.81%	—	—%	—%
Life Sciences Tools & Services	27,419	1.42%	1.79%	—	—%	—%
Metal, Glass & Plastic Containers	25,799	1.34%	1.69%	7,376	1.72%	2.01%
Trading Companies & Distributors	25,536	1.33%	1.67%	4,784	1.12%	1.30%
Cable & Satellite	24,360	1.26%	1.59%	8,747	2.04%	2.39%
Interactive Media & Services	23,999	1.25%	1.57%	—	—%	—%
Office Services & Supplies	21,588	1.12%	1.41%	7,971	1.86%	2.17%
Research & Consulting Services	21,180	1.10%	1.39%	7,616	1.78%	2.08%
Health Care Facilities	20,564	1.07%	1.34%	9,715	2.27%	2.65%
Restaurants	19,013	0.99%	1.24%	6,725	1.57%	1.83%
Hotels, Resorts & Cruise Lines	17,051	0.88%	1.12%	17,281	4.03%	4.71%
Real Estate Development	15,849	0.82%	1.04%	—	—%	—%
Internet Services & Infrastructure	14,726	0.76%	0.96%	1,899	0.44%	0.52%
Insurance Brokers	13,857	0.72%	0.91%	—	—%	—%
Passenger Airlines	12,529	0.65%	0.82%	—	—%	—%
Advertising	11,343	0.59%	0.74%	6,992	1.63%	1.91%
Leisure Facilities	9,093	0.47%	0.59%	8,889	2.07%	2.42%
Air Freight & Logistics	6,800	0.35%	0.44%	6,363	1.48%	1.74%
Food Distributors	6,109	0.32%	0.40%	—	—%	—%
Consumer Finance	6,107	0.32%	0.40%	6,211	1.45%	1.69%
Soft Drinks & Non-alcoholic Beverages	5,542	0.29%	0.36%	—	—%	—%
Diversified Real Estate Activities	4,696	0.24%	0.31%	—	—%	—%
Paper & Plastic Packaging Products & Materials	4,543	0.24%	0.30%	4,784	1.12%	1.30%
Leisure Products	4,131	0.21%	0.27%	11,837	2.76%	3.23%
Other Specialized REITs	2,947	0.15%	0.19%	2,920	0.68%	0.80%
Construction Materials	2,022	0.10%	0.13%	—	—%	—%
Alternative Carriers	—	—%	—%	7,250	1.69%	1.98%
Data Processing & Outsourced Services	—	—%	—%	6,581	1.54%	1.79%
Electronic Components	—	—%	—%	6,462	1.51%	1.76%
Internet & Direct Marketing Retail	—	—%	—%	4,757	1.11%	1.30%
Oil & Gas Refining & Marketing	—	—%	—%	3,990	0.93%	1.09%
IT Consulting & Other Services	—	—%	—%	3,589	0.84%	0.98%
Airport Services	—	—%	—%	2,949	0.69%	0.80%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2023			September 30, 2022
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Paper Products	$—	—%	—%	$2,847	0.66%	0.78%
Diversified Banks	—	—%	—%	2,135	0.50%	0.58%
Automotive Retail	—	—%	—%	564	0.13%	0.15%
Total	$1,927,237	100.00%	126.03%	$428,556	100.00%	116.86%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$754,220	$1,063,761	$1,817,981
Subordinated debt	—	83,824	13,792	97,616
Common equity and warrants	—	53	5,839	5,892
Preferred equity	—	—	5,748	5,748
Total investments at fair value	$—	$838,097	$1,089,140	$1,927,237
Derivative assets	$—	$2,041	$—	$2,041
Total assets at fair value	$—	$840,138	$1,089,140	$1,929,278
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
The principal value of the borrowings outstanding under the ING Credit Agreement (as defined below), the JPM Loan and Security Agreement (as defined below) and the SMBC Loan and Security Agreement (as defined below) approximates fair value due to its variable rate and is included in Level 3 of the hierarchy.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the changes in fair value from September 30, 2022 to September 30, 2023, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2022	$153,069	$3,303	$5,497	$1,023	$162,892
Purchases	913,877	9,909	—	2,454	926,240
Sales and repayments	(14,717)	—	—	—	(14,717)
Transfers in (a)	3,815	—	—	—	3,815
Capitalized PIK interest income	2,477	580	—	—	3,057
Accretion of OID	3,793	—	—	—	3,793
Net unrealized appreciation (depreciation)	2,144	—	251	2,362	4,757
Net realized gains (losses)	(697)	—	—	—	(697)
Fair value as of September 30, 2023	$1,063,761	$13,792	$5,748	$5,839	$1,089,140
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2023	$1,854	$—	$251	$2,362	$4,467
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the fiscal year ended September 30, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.
The following table provides a roll-forward of the changes in fair value from December 10, 2021 (commencement of operations) to September 30, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of September 30, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$906,639	Market Yield	Market Yield	(b)	10.0%	-	32.0%	13.3%
	93,170	Transaction Precedent	NA	(c)	N/A	-	N/A	N/A
	63,952	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	13,792	Market Yield	Market Yield	(b)	9.0%	-	11.0%	10.0%
Common equity and warrants & preferred equity	3,424	Enterprise Value	Revenue Multiple	(e)	0.7x	-	3.2x	0.7x
	7,831	Enterprise Value	EBITDA Multiple	(e)	6.0x	-	15.1x	12.9x
	332	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$1,089,140
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when a market participant would take into account market yield when pricing the investment.
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
(e) Used when a market participant would use such multiple when pricing the investment.

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
(b) Used when a market participant would take into account market yield when pricing the investment.
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
(e) Used when a market participant would use such multiple when pricing the investment.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 4. Fee Income
For the fiscal year ended September 30, 2023, the Company recorded total fee income of $1,072, of which $218, was recurring in nature. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company recorded total fee income of $178, of which $75 was recurring in nature. Recurring fee income consisted of servicing fees and certain exit fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the fiscal year ended September 30, 2023:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2022	15,628	$156	$380,646	$(14,075)	$366,727
Issuance of Common Shares in public offering	48,821	488	1,145,212	—	1,145,700
Issuance of Common Shares under dividend reinvestment plan	675	7	15,821	—	15,828
Shares repurchased, net of early repurchase deduction	(228)	(2)	(5,374)	—	(5,376)
Net investment income	—	—	—	68,212	68,212
Net unrealized appreciation (depreciation)	—	—	—	22,685	22,685
Net realized gains (losses)	—	—	—	(4,050)	(4,050)
Provision for income tax (expense) benefit	—	—	—	(227)	(227)
Distributions to shareholders	—	—	—	(80,294)	(80,294)
Balance at September 30, 2023	64,896	$649	$1,536,305	$(7,749)	$1,529,205
The following table presents the changes in net assets for the period from December 10, 2021 (commencement of operations) to September 30, 2022:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Issuance of Common Shares in public and private offerings	15,598	$156	$380,051	$—	$380,207
Issuance of Common Shares under dividend reinvestment plan	30	—	595	—	595
Net investment income	—	—	—	9,985	9,985
Net unrealized appreciation (depreciation)	—	—	—	(16,155)	(16,155)
Net realized gains (losses)	—	—	—	90	90
Provision for income tax (expense) benefit	—	—	—	(123)	(123)
Distributions to shareholders				(7,872)	(7,872)
Balance at September 30, 2022	15,628	$156	$380,646	$(14,075)	$366,727

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class S and Class D common shares of beneficial interest at $0.01 per share par value. As of September 30, 2023, the Company has issued and sold 43,994,524 Class I shares for an aggregate purchase price of $1,045.4 million. As of September 30, 2023, the Company has issued and sold 20,419,084 Class S shares for an aggregate purchase price of $480.3 million. As of September 30, 2023, the Company has issued and sold 6,177 Class D shares for an aggregate purchase price of $0.1 million. As of September 30, 2023, the Company has issued 333,633 Class I shares, 370,885 Class S shares and 17 Class D shares pursuant to its distribution reinvestment plan.
The following table summarizes transactions in common shares of beneficial interest for the fiscal year ended September 30, 2023:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	30,975,834	$726,878
Issuance of Common Shares under dividend reinvestment plan	312,297	7,328
Share repurchases, net of early repurchase deduction	(225,337)	(5,309)
Net increase (decrease)	31,062,794	$728,897
Class S
Issuance of Common Shares in public offering	17,839,100	$418,677
Issuance of Common Shares under dividend reinvestment plan	362,467	8,500
Share repurchases, net of early repurchase deduction	(2,830)	(67)
Net increase (decrease)	18,198,737	$427,110
Class D
Issuance of Common Shares in public offering	6,177	$145
Issuance of Common Shares under dividend reinvestment plan	17	—
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	6,194	$145
Total net increase (decrease)	49,267,725	$1,156,152
The following table summarizes transactions in common shares of beneficial interest for the period from December 10, 2021 (commencement of operations) to September 30, 2022:

	Shares	Amount
Class I
Issuance of Common Shares in public and private offerings	13,018,689	$318,578
Issuance of Common Shares under dividend reinvestment plan	21,337	393
Net increase (decrease)	13,040,026	$318,971
Class S
Issuance of Common Shares in public offering	2,579,984	$61,629
Issuance of Common Shares under dividend reinvestment plan	8,418	202
Net increase (decrease)	2,588,402	$61,831
Total net increase (decrease)	15,628,428	$380,802
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

	Class I Shares	Class S Shares	Class D Shares
May 31, 2022	$24.32	—	—
June 30, 2022	$23.71	—	—
July 31, 2022	$23.98	$23.98	—
August 31, 2022	$24.03	$24.03	—
September 30, 2022	$23.47	$23.47	—
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
April 30, 2023	$23.40	$23.40	—
May 31, 2023	$23.23	$23.23	—
June 30, 2023	$23.48	$23.48	$23.48
July 31, 2023	$23.54	$23.54	$23.54
August 31, 2023	$23.60	$23.60	$23.60
September 30, 2023	$23.56	$23.56	$23.56

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding Common Shares. The following table presents distributions that were declared during the fiscal year ended September 30, 2023:

			Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
April 25, 2023	April 30, 2023	May 26, 2023	0.1900	4,568
May 22, 2023	May 31, 2023	June 28, 2023	0.1900	5,068
June 26, 2023	June 30, 2023	July 27, 2023	0.1900	5,605
July 24,2023	July 31, 2023	August 29, 2023	0.1900	7,094
August 22, 2023	August 31, 2023	September 27,2023	0.1900	7,710
September 27, 2023	September 30, 2023	October 27, 2023	0.1900	8,423
			$2.3100	$59,032

			Class S
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
April 25, 2023	April 30, 2023	May 26, 2023	0.1734	1,764
May 22, 2023	May 31, 2023	June 28, 2023	0.1734	2,036
June 26, 2023	June 30, 2023	July 27, 2023	0.1735	2,381
July 24,2023	July 31, 2023	August 29, 2023	0.1734	2,749
August 22, 2023	August 31, 2023	September 27, 2023	0.1733	3,071
September 27, 2023	September 30, 2023	October 27, 2023	0.1733	3,603
			$2.1107	$21,259

			Class D
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
June 26, 2023	June 30, 2023	July 27, 2023	$0.1852	$—
July 24,2023	July 31, 2023	August 29, 2023	0.1851	1
August 22, 2023	August 31, 2023	September 27, 2023	0.1851	1
September 27, 2023	September 30, 2023	October 27, 2023	0.1851	1
			$0.7405	$3
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
Through September 30, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the fiscal year ended September 30, 2023:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.1005	$52,482	$1.7872	$17,826	$0.6325	$2
Distributions in excess of net investment income	0.2095	6,550	0.3235	3,433	0.1080	1
Total	$2.3100	$59,032	$2.1107	$21,259	$0.7405	$3
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
Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares at the expiration of the tender offer at a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”), except that shares that have a prospective repurchase date that is within the one-year period following the original issue date of the shares will be subject to an early repurchase deduction of 2% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
applicable Valuation Date, which subscription closing date the Company deems the prospective repurchase date for the applicable offer. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
On September 12, 2022, the Company’s initial tender offer under its share repurchase program expired. The Company has conducted quarterly tender offers each quarter thereafter. During the fiscal year ended September 30, 2023, the Company repurchased pursuant to such tender offers an aggregate of 225,337 Class I and 2,830 Class S shares. The following table presents the share repurchases completed during the fiscal year ended September 30, 2023:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
June 30, 2023	1,692	0.01%	$23.48	$39
September 30, 2023	226,475	0.52%	$23.56	$5,336
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.

Note 6. Borrowings

ING Credit Agreement

On March 25, 2022 (the “ING Closing Date”), the Company entered into a senior secured revolving credit agreement (the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent.

Effective on and as of May 25, 2022, the Company entered into an incremental commitment and assumption agreement (the “Incremental Commitment and Assumption Agreement”) among the Company, as borrower, the subsidiary guarantor party thereto (the “Subsidiary Guarantor”), ING, as administrative agent and issuing bank, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD, (together with Sumitomo Mitsui Banking Corporation, the “Assuming Lenders”). Pursuant to the Incremental Commitment and Assumption Agreement, among other things, each Assuming Lender (i) became a Lender (as defined in the ING Credit Agreement) under the ING Credit Agreement and (ii) agreed to make a Commitment (as defined in the ING Credit Agreement) to the Company in the amount of $150 million. The Incremental Commitment and Assumption Agreement increased the aggregate amount of Commitments under the ING Credit Agreement from $150 million to $450 million (the "Maximum Commitment"), subject to the lesser of (i) a borrowing base and (ii) the Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “Availability Period”) during which loans may be made and the ING Credit Agreement has a stated maturity dated that is five years from the ING Closing Date (the “Maturity Date”). Following the Availability Period the Company will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

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

Effective on and as of June 28, 2023 (the “New Effective Date”), the Company entered into Amendment No. 1 (the “ING Credit Agreement Amendment”) to the ING Credit Agreement. As a result of the ING Credit Agreement Amendment, the ING Credit Agreement provides for a senior secured revolving credit facility of up to $1,110 million (the “Increased Maximum Commitment”), increased from $490 million, subject to the lesser of (i) a borrowing base and (ii) the Increased Maximum Commitment, and provided that, with respect to any lender, its individual commitment is not exceeded. The revolving credit facility has a four year availability period (the “New Availability Period”) commencing from the New Effective Date during

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
which loans may be made and a stated maturity date that is five years from the New Effective Date (the “New Maturity Date”). Following the New Availability Period, the Company will be required in certain circumstances to prepay loans prior to the New Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the New Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

Effective on and as of August 15, 2023, the Company entered into a subsequent incremental commitment and assumption agreement (the “Second Subsequent Incremental Commitment and Assumption Agreement 2”) among the Company, as borrower, the Subsidiary Guarantor, ING, as administrative agent and issuing bank, and Deutsche Bank AG, New York Branch and US Bank National Association, as Assuming Lenders. Pursuant to the Subsequent Incremental Commitment and Assumption Agreement, the Assuming Lenders (i) became Lenders under the ING Credit Agreement and (ii) agreed to make a Commitment to the Company in the aggregate amount of $75 million. The Second Subsequent Incremental Commitment and Assumption Agreement increased the aggregate amount of Commitments under the ING Credit Agreement from $1,110 million to $1,185 million.

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

As of September 30, 2023 and September 30, 2022, the Company had $320.0 million and $75.0 million outstanding under the ING Credit Agreement. For the fiscal year ended September 30, 2023, the Company’s borrowings under the ING Credit Agreement bore interest at a weighted average rate of 6.93%. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company’s borrowings under the ING Facility bore interest at a weighted average rate of 3.76%. The Company recorded $18,066 of interest expense (inclusive of fees), related to the ING Credit Agreement for

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
the fiscal year ended September 30, 2023. The Company recorded $2,285 of interest expense (inclusive of fees) related to the ING Facility for the period from December 10, 2021 (commencement of operations) to September 30, 2022.

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

Borrowings under the JPM Loan and Security Agreement are subject to various covenants under the JPM Agreements as well as the asset coverage requirement contained in the Investment Company Act.

As of September 30, 2023, OSCF Lending SPV had $125.0 million outstanding under the JPM Loan and Security Agreement. For the fiscal year ended September 30, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 8.17%. The Company recorded $3,740 of interest expense (inclusive of fees), related to the JPM Loan and Security Agreement for the fiscal year ended September 30, 2023.

SMBC SPV Facility

Effective on and as of September 29, 2023 (the “SMBC Closing Date”), the Company entered into a loan and security agreement (as amended, the “SMBC Loan and Security Agreement”) among OSCF Lending III SPV, LLC (“OSCF Lending III SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Citibank, N.A., as the account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent and collateral agent, pursuant to which SMBC agreed to extend credit to OSCF Lending III SPV in an aggregate principal amount up to $150 million at any one time outstanding.

The SMBC Loan and Security Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “SMBC Availability Period”) and a stated maturity date that is five years after the SMBC Closing Date. Borrowings under the SMBC Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending III SPV, either (1) SOFR plus 2.45% up to and including 3.00% depending on the collateral securing the facility or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 1.45% up to and including 2.00% depending on the collateral securing the facility. The Company is required to pay a non-usage fee of 0.50% on undrawn

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
borrowings during the first three months of the facility and thereafter 0.50% or 0.75% during the remainder of the SMBC Availability Period depending on amounts borrowed by the Company under the facility.

The obligations of OSCF Lending III SPV under the SMBC Loan and Security Agreement are secured by all of the assets held by OSCF Lending III SPV, including certain loans sold or to be sold or transferred or to be transferred by the Company to OSCF Lending SPV (such loans, the “SMBC Transferred Loans”) pursuant to the terms of the Sale and Participation Agreement, dated as of the SMBC Closing Date (the “SMBC Sale Agreement” and, together with the SMBC Loan and Security Agreement, the “SMBC Agreements”), between OSCF Lending III SPV, as buyer, and the Company, as seller, pursuant to which the Company will sell SMBC Transferred Loans to OSCF Lending III SPV from time to time. Under the SMBC Agreements, the Company and OSCF Lending SPV, as applicable, have made representations and warranties regarding the SMBC Transferred Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of SMBC Transferred Loans, reporting requirements and other customary requirements for similar revolving funding facilities.

Borrowings under the SMBC Loan and Security Agreement are subject to various covenants under the SMBC Agreements as well as the asset coverage requirement contained in the Investment Company Act.

As of September 30, 2023, there were no borrowings outstanding under the SMBC Loan and Security Agreement. The Company recorded $8 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the fiscal year ended September 30, 2023.

Secured Borrowings

As of September 30, 2023 and September 30, 2022, there were no secured borrowings outstanding. The Company did not record any interest expense in connection with secured borrowings for the fiscal year ended September 30, 2023. The Company recorded $256 of interest expense in connection with secured borrowings for the period from December 10, 2021 (commencement of operations) to September 30, 2022. The Company's secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to September 30, 2022.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized, (2) organizational and deferred offering costs and (3) the capital gains incentive fee accrual.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023	For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Net increase (decrease) in net assets resulting from operations	$86,620	$(6,203)
Net unrealized (appreciation) depreciation	(22,685)	16,155
Book/tax difference due to capital gains incentive fees	278	—
Other book/tax differences	7,115	(219)
Taxable income (1)	$71,328	$9,733
__________________
(1)The Company's taxable income for the year ended September 30, 2023 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2023. The final taxable income may be different than the estimate.
For the year ended September 30, 2023, the Company recognized a total provision for income tax expense of $227, which was comprised of a current tax expense of $271 and a deferred income tax benefit of $44 that resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.

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
As of September 30, 2023, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$(7,672)
Net realized capital losses	(2,585)
Unrealized gains, net	2,508
Accumulated overdistributed earnings	$(7,749)
The aggregate cost of investments for U.S. federal income tax purposes was $1,926.3 million as of September 30, 2023. As of September 30, 2023, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $23.8 million. As of September 30, 2023, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $21.3 million. Net unrealized appreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $2.5 million.

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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company's total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering. For the fiscal year ended September 30, 2023, base management fees were $10,518, of which $877 was waived. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, base management fees representing $1,359 were fully waived.
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

For the fiscal year ended September 30, 2023, the Investment Income Incentive Fee was $10,042, of which $765 was waived. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Investment Income Incentive Fee representing $763 was fully waived.

Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class S shares, Class D shares and Class I shares. For the fiscal year ended September 30, 2023, the
Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the fiscal year ended September 30, 2023, there were $278 of accrued Capital

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Gains Incentive Fees. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, there were no accrued Capital Gains Incentive Fees.

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

For the fiscal year ended September 30, 2023, the Company incurred $1,207 of expenses under the Administration Agreement, of which $939 was included in administrator expense, $192 was included in general and administrative expenses and $76, was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company incurred $332 under the Administration Agreement, of which $207, was included in administrator expense, $44 was included in general and administrative expenses and $81 was included in organization expenses and amortization of offering costs on the Consolidated Statements of Operations.

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

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. Class I shares are not subject to a shareholder servicing and/or distribution fee.

The Distribution Manager reallows (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

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

For the fiscal year ended September 30, 2023, the Company recorded distribution and shareholder servicing fees of $2,024, primarily all of which were attributable to Class S shares. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company recorded distribution and shareholder servicing fees of $92, primarily all of which were attributable to Class S shares..

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

For the fiscal year ended September 30, 2023, the Adviser made Expense Payments in the amount of $852. For the fiscal year ended September 30, 2023, the Company made reimbursement payments of $1,393 to the Adviser. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser made Expense Payments in the amount of $1,586. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser waived its right to receive a Reimbursement Payment from the Company and as of September 30, 2022 no Reimbursement Payments were made to the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

(Share amounts in thousands)	For the fiscal year ended September 30, 2023			For the period from December 10, 2021 (commencement of operations) to September 30, 2022
	Class I	Class S	Class D	Class I	Class S
Net asset value at beginning of period	$23.47	$23.47	$—	$—	$—
Capital Contribution	—	—	23.23	25.00	23.71
Net investment income (1)	1.98	1.78	0.64	1.37	0.46
Net unrealized appreciation (depreciation) (1)(2)	0.55	0.55	0.43	(2.07)	(0.25)
Net realized gains (losses) (1)	(0.13)	(0.13)	—	0.01	0.01
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	—	—	(0.02)	(0.01)
Net increase (decrease) in net assets resulting from operations	2.40	2.20	1.07	(0.71)	0.21
Distributions of net investment income to shareholders	(2.10)	(1.79)	(0.63)	(0.82)	(0.45)
Distributions in excess of net investment income	(0.21)	(0.32)	(0.11)	—	—
Net asset value at end of period	$23.56	$23.56	$23.56	$23.47	$23.47
Total return (3)	10.73%	9.80%	4.65%	(2.91)%	0.87%
Common shares outstanding at beginning of the period or the commencement date	13,040	2,588	—	1,000	—
Common shares outstanding at end of period	44,103	20,787	6	13,040	2,588
Net assets at the beginning of the period or the commencement date	$305,989	$60,738	$—	$25,000	$—
Net assets at end of period	$1,039,238	$489,821	$146	$305,989	$60,738
Average net assets (4)	$606,222	$239,563	$101	$160,162	$42,587
Ratio of net investment income to average net assets (5)	8.31%	7.45%	2.63%	5.72%	1.93%
Ratio of total expenses to average net assets (5)(7)	5.93%	6.74%	2.06%	4.47%	1.61%
Ratio of net expenses to average net assets (5)	5.77%	6.71%	2.16%	2.37%	0.80%
Ratio of portfolio turnover to average investments at fair value (5)	23.61%	23.61%	23.61%	20.48%	20.48%
Weighted average outstanding debt	$230,288	$230,288	$230,288	$53,565	$53,565
Average debt per share (1)	$6.42	$6.42	$6.42	$7.39	$7.39
Asset coverage ratio (6)	443.64%	443.64%	443.64%	588.97%	588.97%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation on investments for the fiscal year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)
Financial results for the fiscal year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022 have not been annualized for purposes of this ratio.

(6)	Based on outstanding senior securities of $445.0 million and $75.0 million as of September 30, 2023 and 2022.
(7)	Total expenses to average net assets is prior to management fee waivers and expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended September 30 for the periods indicated below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
ING Credit Agreement
For the period from December 10, 2021 (commencement of operations) to September 30, 2022	$75,000	5,890	—	N/A
Fiscal 2023	320,000	4,436	—	N/A

JPM SPV Facility
Fiscal 2023	$125,000	4,436	—	N/A

SMBC SPV Facility
Fiscal 2023	$—	4,436	—	N/A

Total Senior Securities
For the period from December 10, 2021 (commencement of operations) to September 30, 2022	$75,000	5,890	—
Fiscal 2023	445,000	4,436	—
______________
(1)Total amount of each class of senior securities outstanding at the end of the period, presented in thousands.
(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company's consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.”
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information that the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.
(4)Calculated on a daily average basis.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of September 30, 2023, off-balance sheet arrangements consisted of $224,611 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. As of September 30, 2022, off-balance sheet arrangements consisted of $68,962 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
A list of unfunded commitments by investment as of September 30, 2023 and September 30, 2022 is shown in the table below:

	September 30, 2023	September 30, 2022
CVAUSA Management, LLC	$17,469	$—
107-109 Beech OAK22 LLC	16,983	—
OneOncology, LLC	13,159	—
Seres Therapeutics, Inc.	12,990	—
Delta Leasing SPV II LLC	11,560	21,469
Resistance Acquisition, Inc.	10,507	—
MND Holdings III Corp	9,331	—
Bamboo US Bidco LLC	9,100	—
North Star Acquisitionco, LLC	7,732	—
scPharmaceuticals Inc.	7,654	—
BioXcel Therapeutics, Inc.	6,932	6,930
IW Buyer LLC	6,432	—
Kings Buyer, LLC	5,471	547
ACP Falcon Buyer Inc	5,333	—
Grove Hotel Parcel Owner, LLC	5,305	5,305
Entrata, Inc.	5,211	—
Harrow, Inc.	5,018	—
Inventus Power, Inc.	4,967	—
iCIMs, Inc.	4,774	5,472
ADC Therapeutics SA	4,770	4,770
Evergreen IX Borrower 2023, LLC	4,006	—
Transit Buyer LLC	3,850	—
PPW Aero Buyer, Inc.	3,603	—
Finastra USA, Inc.	3,577	—
Ardonagh Midco 3 PLC	3,520	9,592
107 Fair Street LLC	3,434	—
Establishment Labs Holdings Inc.	3,378	5,068
HUB Pen Company, LLC	3,213	—
Dukes Root Control Inc.	3,104	—
Innocoll Pharmaceuticals Limited	2,656	2,656
SEI Holding I Corporation	2,633	—
Coupa Holdings, LLC	2,122	—
Oranje Holdco, Inc.	1,968	—
Avalara, Inc.	1,903	—
Salus Workers' Compensation, LLC	1,898	—
112-126 Van Houten Real22 LLC	1,892	—
Galileo Parent, Inc.	1,757	—
SCP Eye Care Services, LLC	1,730	—
LSL Holdco, LLC	1,015	203
Impel Pharmaceuticals Inc.	894	—
Pluralsight, LLC	611	—
ASP-R-PAC Acquisition Co LLC	588	588
Supreme Fitness Group NY Holdings, LLC	561	—
MRI Software LLC	—	4,754
Mesoblast, Inc.	—	1,125
PFNY Holdings, LLC	—	483
	$224,611	$68,962

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended September 30, 2023, except as discussed below.

Share Issuance

On October 1, 2023, the Company issued and sold pursuant to its continuous public offering 4,399,222 Class I shares for proceeds of $103.6 million, 2,669,259 Class S shares for proceeds of $62.9 million and 1,698 Class D shares for proceeds of $0.0 million.

On November 1, 2023, the Company issued and sold pursuant to its continuous public offering 3,514,902 Class I shares for proceeds of $82.2 million, 1,983,663 Class S shares for proceeds of $46.4 million and 5,932 Class D shares for proceeds of $0.1 million.

Distributions

On October 25, 2023, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0167	$0.1733
Class D shares	$0.1900	$0.0049	$0.1851

The distribution is payable to shareholders of record as of October 31, 2023 and will be paid on or about November 28, 2023. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

On November 27, 2023, the Board of Trustees of the Company declared a regular distribution on the Company's outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0166	$0.1734
Class D shares	$0.1900	$0.0049	$0.1851

The distribution is payable to shareholders of record as of November 30, 2023 and will be paid on or about December 27, 2023. The distribution will be paid in cash or reinvested in Shares for shareholders participating in the Company's distribution reinvestment plan.

On December 14, 2023, the Board of Trustees declared a special distribution of $0.04 per share on its common shares of beneficial interest. The special distribution is payable to shareholders of record as of December 15, 2023 and will be paid on or about December 27, 2023.

CIBC SPV Facility

Effective on and as of November 21, 2023 (the “CIBC Closing Date”), the Company entered into a loan and servicing agreement (as amended, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC (“OSCF Lending V SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent, pursuant to which CIBC agreed to

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
extend credit to OSCF Lending V SPV in an aggregate principal amount up to $150 million (the “ CIBC Maximum Commitment”) at any one time outstanding.

The CIBC Loan and Servicing Agreement provides for a senior secured revolving credit facility that has a two-year reinvestment period (the “CIBC Availability Period”) and a stated maturity date that is two years after the CIBC Closing Date. Subject to certain conditions, including consent of the lenders and CIBC as administrative agent, during the CIBC Availability Period, OSCF Lending V SPV may propose up to four increases in the CIBC Maximum Commitment up to an amount not to exceed $500 million in the aggregate.

Borrowings under the CIBC Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending V SPV, as borrower, either (1) the SOFR, plus 1.95% or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 0.95%. The applicable spread otherwise in effect shall be increased by 2% per annum after the stated maturity date or when an event of default has occurred and is continuing. The Company is required to pay a non-usage fee of 0.50% on undrawn borrowings beginning six months after the CIBC Closing Date.

The obligations of OSCF Lending V SPV under the CIBC Loan and Security Agreement are secured by all of the assets held by OSCF Lending V SPV, including loans it has made or acquired (the “OSCF Lending V SPV Loans”). Under the Loan and Servicing Agreement, OSCF Lending V SPV, as borrower, and the Company, as servicer, have made representations and warranties regarding the OSCF Lending V SPV Loans, as well as the borrower’s and servicer’s businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of the OSCF Lending V SPV Loans, reporting requirements and other customary requirements for similar revolving funding facilities.

The CIBC Loan and Servicing Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, CIBC, as administrative agent, may terminate the commitments and declare the outstanding borrowings and all other obligations under the CIBC Loan and Servicing Agreement immediately due and payable.

Borrowings under the CIBC Loan and Servicing Agreement are subject to various covenants as well as the asset coverage requirement contained in the Investment Company Act.

2028 Unsecured Notes

On November 14, 2023, the Company issued $350 million aggregate principal amount of its 8.400% Notes due 2028 (the “2028 Unsecured Notes”) in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act pursuant to an indenture, dated as of November 14, 2023 (the “Base Indenture”), between the Company and Deutsche Bank Trust Company Americas, as trustee (the “Notes Trustee”), and (2) a first supplemental indenture (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”) to the Base Indenture.

The 2028 Unsecured Notes mature on November 14, 2028, unless previously redeemed or repurchased in accordance with their terms. The 2028 Unsecured Notes bear interest at a rate of 8.400% per year payable semiannually in arrears on May 14 and November 14 of each year, commencing on May 14, 2024. The 2028 Unsecured Notes are the Company’s direct, unsecured obligations and rank senior in right of payment to its future indebtedness that is expressly subordinated in right of payment to the 2028 Unsecured Notes; equal in right of payment to its existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by its subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including a covenant requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to the Company by the SEC and to provide financial information to the holders of the 2028 Unsecured Notes and the Notes Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Indenture.

In connection with the 2028 Unsecured Notes, the Company entered into an interest rate swap to more closely align the interest rate payable on the 2028 Unsecured Notes with its investment portfolio, which consists of predominately floating rate

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 8.400% and pays a floating interest rate of the three-month SOFR plus 4.0405% on a notional amount of $350 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evolution of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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

Trustees

Information regarding the Board of Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 years	Number of Portfolio Companies in Fund Complex Overseen by Director (1)	Other Directorships Held by Director (2)
Independent Trustees
Jay Ferguson	1966	Trustee	Since 2021	Co-Founder and Managing Partner at Vicente Capital Partners since 2009.	2	Director, Motorcar Parts of America, Inc. (2016-present); Director, OLPG (2023-present)
Deborah Gero	1960	Trustee	Since 2021	Until 2018, various positions with American International Group, Inc. and its affiliates (collectively, “AIG”), including as a Senior Managing Director and Deputy Chief Investment Officer of AIG Asset Management from 2012 to 2018 and Chief Risk Officer for the Life and Retirement division from 2009 to 2012.	2	Director, OCSL (2019-present)
Allison Keller	1964	Trustee	Since 2021	Since 2007, Executive Director and Chief Financial Officer of W.M. Keck Foundation; from 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations.	2	Director, OLPG (2023-present)
Stephen Mosko	1956	Trustee	Since 2021	Chief Executive Officer of Village Roadshow Entertainment Group since October 2018; from 2015 to 2016, Mr. Mosko served as Chair of Sony Pictures Television for which he remains a consultant. Mr. Mosko also served as the President of Sony Pictures’ U.S. Television operation, Executive Vice President of Sales for Sony Pictures Television and Vice President of the Western Region for Columbia TriStar Television Distribution.	2	Director, OLPG (2023-present)
Interested Trustees
Armen Panossian	1976	Chief Executive Officer and Chief Investment Officer	Since 2021	Chairman, Chief Executive Officer and Chief Investment Officer of the Company; Chief Executive Officer and Chief Investment Officer of OCSL since 2019; Chairman, Chief Executive Officer and Chief Investment Officer of OLPG since 2023; Chief Executive Officer and Chief Investment Officer of Oaktree Strategic Income Corporation (“OCSI") from September 2019 to March 2021, and of Oaktree Strategic Income II (“OSI II”) from September 2019 until January 2023; Managing Director and Head of Liquid Credit of OCM; as well as portfolio manager for OCM’s U.S. Senior Loan strategy. Mr. Panossian also oversees OCM’s Structured Credit, U.S., European and Global High Yield Bond, European Senior Loan, and U.S., Non-U.S. and High Income Convertibles strategies.	2	Director, OLPG (2023-present)
__________
(1) The “Fund Complex” consists of the Company, OCSL and OLPG.
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

Executive Officers Who Are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Age	Position
Mathew Pendo	60	President
Matthew Stewart	39	Chief Operating Officer
Christopher McKown	42	Chief Financial Officer and Treasurer
Ashley Pak	45	Chief Compliance Officer

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

Independent Trustees

Jay Ferguson. Mr. Ferguson is a Trustee of the Company and a member of our Audit Committee. Mr. Ferguson has served as a Director of OLPG since February 2023. Mr. Ferguson is a Co-Founder and Managing Partner at Vicente Capital Partners, a Los Angeles-based investment firm providing capital to privately held growth companies across North America. Prior to co-founding Vicente in 2009, Mr. Ferguson was a partner at Kline Hawkes & Company, which he joined at the firm’s inception in 1995. Mr. Ferguson began his career as an investment banker for Merrill Lynch & Co where he was a member of the Energy and Natural Resources Group and the General Corporate Finance Group. From 1989 to 1994, he worked on over 30 public and private transactions for numerous emerging growth and middle market companies. Mr. Ferguson has been a member of the board of directors of Motorcar Parts of America, Inc. (“MPAA”) since June 2016 and has served as MPAA’s lead independent director since March 2020. In addition to serving on the board of MPAA, Mr. Ferguson currently serves on the board of directors of Global LT, Inc., SportsMEDIA Technology and Intellectual Technology, Inc., and is a member of the board of trustees of The Wildwood School, the Treasurer of the Robert Toigo Foundation and a member of the Board of Advisors at the UCLA Anderson School of Management. Mr. Ferguson received a B.B.A in Finance from Southern Methodist University and an M.B.A from the UCLA Anderson School of Management.

Deborah Gero. Ms. Gero is a Trustee of the Company and serves as Chair of our Audit Committee. Ms. Gero has served as a Director and Chair of the Audit Committee of OCSL since March 2019. Ms. Gero also served as a Director of OCSI from March 2019 until OCSI merged with and into OCSL on March 19, 2021. Ms. Gero has also been a Director of Resolution Re, LTD since November 2023, Newport Re Ltd. since May 2019 and The Friends of the Brentwood Art Center since September 2016. Ms. Gero has also served as a member of the Investment Committee of United Way of Greater Los Angeles since November 2020 and as a member of the Subscribers Advisory Board for United Educators Insurance since 2020. Ms. Gero has held various positions with AIG, including as a Senior Managing Director and Deputy Chief Investment Officer of AIG Asset Management, where she was responsible for developing the firm’s investment strategy for approximately $300 billion of insurance company portfolios from 2012 to 2018. She joined AIG in 2009 and served as Chief Risk Officer for the Life and Retirement division until 2012. Before joining AIG, Ms. Gero was a consultant from 2003 to 2009, focusing on collateralized debt obligation investment management and investments in insurance companies. Prior to her work as a consultant, Ms. Gero spent eight years at AIG and its predecessor entities in a variety of capacities including Portfolio Manager of a $3 billion collateralized debt obligation portfolio and Corporate Actuary. Previous experiences include numerous actuarial and asset/liability management roles at Conseco, Inc., Tillinghast/Towers-Perrin and Pacific Mutual Life Insurance Company. Ms. Gero has previously served as a director of Aurora National Life Insurance Company and New California Life Holdings, as well as several insurance and asset management subsidiaries of AIG. Ms. Gero received a B.A. degree in mathematics from the University of Notre Dame. She is a CFA charterholder, a fellow in the Society of Actuaries and a member of the American Academy of Actuaries.

Allison Keller. Ms. Keller is a Trustee of the Company and a member of our Audit Committee. Ms. Keller has served as a Director of OLPG since February 2023. Since 2007, Ms. Keller has been the Executive Director and Chief Financial Officer of the W.M. Keck Foundation, a foundation focused primarily on promoting pioneering scientific discoveries as well as undergraduate education and, in Southern California, community programs. Ms. Keller manages the program, investment, staff and administrative activities while working closely with the foundation’s board of directors to develop the foundation’s vision and strategies. From 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations. Previously, Ms. Keller was a corporate partner with O’Melveny & Myers LLP. Ms. Keller’s practice focused on raising public and private capital, counseling private and public company boards of directors on strategic transactions and corporate governance policies, negotiating business combinations and reviewing complex regulatory filings. Ms. Keller’s philanthropic work includes board service in both public and private higher education and K-12 education and medical research and education. Ms. Keller has also performed pro bono legal work for multiple community organizations in Los Angeles. Ms. Keller earned her A.B. from Princeton University and J.D. from UCLA School of Law.

Stephen Mosko. Mr. Mosko is a Trustee of the Company and a member of our Audit Committee. Mr. Mosko has served as a Director of OLPG since February 2023. Since October 2018, Mr. Mosko has served as Chief Executive Officer of Village Roadshow Entertainment Group. Mr. Mosko formerly served as Chair of Sony Pictures Television for which he remains a consultant. Mr. Mosko also served as the President of Sony Pictures’ U.S. Television operation, Executive Vice President of Sales for Sony Pictures Television and Vice President of the Western Region for Columbia TriStar Television Distribution. Before joining Sony Pictures, Mr. Mosko held earlier career positions as Local Sales Manager of NBC affiliate WMAR-TV in Baltimore, and in Philadelphia as General Sales Manager of WTAF-TV and Vice President and Station Manager of WPHL-TV. Mr. Mosko has served as Chairman of the National Association of Television Program Executives; Chairman of the Academy of Television Arts & Sciences Foundation; Director of Game Show Network, LLC and Game Show Network; Director of The Advertising Council, Inc.; member of the Board of Directors for the Celine Cousteau Film Fellowship; Member of the Executive Committee of the Los Angeles Board of Governors of The Paley Museum; Member of the National Board of Junior Achievement; Member of the Executive Board of the UCLA School of Theater, Film and Television; Director at Loyola Marymount University, Los Angeles; Member of the Philadelphia Police Department’s Drug Advisory Council; and President of the Philadelphia Ad Club. Mr. Mosko received his Bachelor of Arts in Communications from the University of Delaware. Mr. Mosko also received honorary degrees from Loyola Marymount University, Chapman University and the University of Delaware.

Interested Trustees

Armen Panossian. Mr. Panossian is Chairman of the Board of Trustees, Chief Executive Officer and Chief Investment Officer. From September 2019 until January 2023, Mr. Panossian served as Chief Executive Officer, Chief Investment Officer, Director and Chairman of OSI II. Mr. Panossian has also served as Chief Executive Officer and Chief Investment Officer of OCSL since September 2019. Mr. Panossian also served as the Chief Executive Officer and Chief Investment Officer of OCSI from September 2019 until OCSI merged with and into OCSL on March 19, 2021. Mr. Panossian is a managing director and Head of Performing Credit at OCM, where his responsibilities include oversight of the firm’s performing credit activities including the senior loan, high yield bond, private credit, convertibles, structured credit and emerging markets debt strategies. He also serves as a portfolio manager within the Global Private Debt and Global Credit strategies. In January 2014, he joined the U.S. Senior Loan team to assume co-portfolio management responsibilities and lead the development of OCM’s CLO business. Mr. Panossian joined Oaktree from Pequot Capital Management, where he worked on their distressed debt strategy. Mr. Panossian received a B.A. degree in economics with honors and distinction from Stanford University, where he was elected to Phi Beta Kappa. Mr. Panossian then went on to receive an M.S. degree in health services research from Stanford Medical School and J.D. and M.B.A. degrees from Harvard Law School and Harvard Business School. Mr. Panossian serves on the Advisory Board of the Stanford Institute for Economic Policy Research. He is a member of the State Bar of California.

Executive Officers Who Are Not Trustees

Mathew Pendo. Mr. Pendo is our President. Mr. Pendo has also served as President of OCSL and OLPG since August 2019 and February 2023, respectively. Mr. Pendo also currently serves as Managing Director, Head of Corporate Development and Capital Markets for OCM, which he joined in 2015, and as Chief Operating Officer of Oaktree Acquisition Corp. III since February 2021. Mr. Pendo previously served as Chief Operating Officer of OCSL from October 2017 to January 2022, as Chief Operating Officer and President of OCSI from October 2017 and August 2019, respectively, until March 2021, as Chief Operating Officer of OSI II from July 2018 until December 2021 as Chief Operating Officer of Oaktree Acquisition Corp. II. from August 2020 until June 2022 and as President of OSI II from August 2019 until January 2023.

Prior to joining OCM in 2015, Mr. Pendo was at the investment banking boutique of Sandler O’Neill Partners, where he was a managing director focused on the financial services industry. Prior thereto, Mr. Pendo was the Chief Investment Officer of the Troubled Asset Relief Program (“TARP”) of the U.S. Department of the Treasury, where he was honored with the Distinguished Service Award. There, he built and managed a team of 20 professionals overseeing the Treasury’s $200 billion TARP investment activities across multiple industries including AIG, GM and the banks, and all levels of the capital structure. Mr. Pendo began his career at Merrill Lynch, where he spent 18 years, starting in their investment banking division before becoming managing director of the technology industry group. Subsequently, Mr. Pendo was a managing director at Barclays Capital, first serving as co-head of U.S. Investment Banking and then co-head of Global Industrials group. Mr. Pendo previously served as a member of the board of directors of Keypath Education, Inc., New IPT Holdings, LLC and SuperValue Inc. He received a bachelor’s degree in economics from Princeton University, cum laude.

Matthew Stewart. Mr. Stewart is our Chief Operating Officer. Mr. Stewart has also served as Chief Operating Officer of OCSL and OLPG since January 2022 and February 2023, respectively. Mr. Stewart also served as Chief Operating Officer of OSI II from December 2021 until January 2023. Mr. Stewart is a Managing Director and investment professional on Oaktree’s Strategic Credit team. Prior to joining OCM in 2017, Mr. Stewart was a vice president at Fifth Street Management. Prior thereto, he was a director at Stifel Nicolaus where he worked in the Leveraged Finance Group. Mr. Stewart began his career as a senior associate at BDO Consulting in the Business Restructuring group before moving on to serving as a vice president in the institutional fixed income business at Knight Capital Group. He received a B.B.A. in finance and a B.S. in accountancy from Villanova University. Mr. Stewart is a Certified Public Accountant and CFA charterholder.

Christopher McKown. Mr. McKown is our Chief Financial Officer and Treasurer. Mr. McKown has also served as Chief Financial Officer and Treasurer of OCSL and OLPG since November 2021 and February 2023, respectively. Mr. McKown also served as Chief Financial Officer of OSI II from January 2022 until January 2023. Mr. McKown joined OCM in 2011 and currently serves as a Managing Director responsible for fund accounting and reporting for Oaktree’s Strategic Credit strategy. Mr. McKown previously served as the Assistant Treasurer of OSI II and OCSL and also served as Assistant Treasurer of OCSI until March 2021. Prior to joining Oaktree, Mr. McKown worked in the audit practice at KPMG LLP. Mr. McKown received a B.A. degree in business economics with a minor in accounting cum laude from the University of California, Los Angeles and is a Certified Public Accountant (inactive).

Ashley Pak. Ms. Pak is our Chief Compliance Officer. Ms. Pak has also served as the Chief Compliance Officer of OCSL and OLPG since November 2021 and February 2023, respectively. Ms. Pak also served as the Chief Compliance Officer of OSI II from November 2021 until January 2023. Ms. Pak joined OCM in 2007 and currently serves as a Managing Director in the Compliance Department. Prior to joining Oaktree, she was a Compliance/Legal Specialist at Associated Securities Corp. Prior thereto, she was a Financial Operations Principal and Compliance Manager at Asia Pacific Investors Services. Ms. Pak received a B.A. in Business Administration from Seattle University, summa cum laude and an MBA from the University of Massachusetts, Amherst – Isenberg School of Management. Ms. Pak holds the Investment Adviser Certified Compliance Professional (IACCP®) designation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended September 30, 2023, such persons complied with all such filing requirements.

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

Code of Business Conduct

The Company has adopted a Code of Business Conduct which applies to, among others, the Company’s Chief Executive Officer and Chief Financial Officer. The Company intends to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct on a current report on Form 8-K or on the Company’s website https://

osc.brookfieldoaktree.com. A copy of the Code of Business Conduct has been filed as an exhibit to this Annual Report on Form 10-K.

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

Annual Cash Retainer	Board Meeting Fee	Annual Audit Committee Chair Cash Retainer	Committee Meeting Fee
$50,000 (NAV up to $1 billion)	$2,500	$7,500	$1,000
$75,000 (NAV $1 billion to $2 billion)	$2,500	$7,500	$1,000
$100,000 (NAV greater than $2 billion)	$2,500	$7,500	$1,000

Compensation earned by our trustees from the Company and the Fund Complex (as defined below) during the fiscal year ended September 30, 2023 was as follows:

	Total Compensation earned from the Company for the fiscal year ended September 30, 2023	Total Compensation earned from Fund Complex(1) for the fiscal year ended September 30, 2023
Interested Trustees
Armen Panossian	$—	$—
Independent Trustees
Jay Ferguson	$70,250	$164,000
Deborah Gero	$77,750	$268,306
Allison Keller	$70,250	$196,736
Steven Mosko	$70,250	$179,556
__________
(1) The “Fund Complex” consists of the Company, OSI2, OCSL and OLPG.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 15, 2023, information with respect to the beneficial ownership of our Common Shares at the time of the satisfaction of the minimum offering requirement by:

•each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
•each of our Trustees and each of our executive officers; and
•all of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of December 15, 2023.

Shares Beneficially Owned
Name and Address (1)	Number	Percentage
Interested Trustees
Armen Panossian	—	—
Independent Trustees
Jay Ferguson	—	—
Deborah Gero	—	—
Allison Keller	—	—
Steven Mosko	—	—
Executive Officers who are not Trustees
Mathew Pendo	—	—
Matthew Stewart	—	—
Christopher McKown	—	—
Ashley Pak	—	—
Other
Oaktree Fund GP I, L.P.	4,000,000	5.1%
All officers and Trustees as a group (9 persons)	—	—
__________
* Less than 0.1%.
(1) The address of Oaktree Fund GP I, L.P. and each of our Trustees and executive officers listed in the table above is Oaktree Strategic Credit Fund, c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

The following table sets forth the dollar range of our equity securities as of December 15, 2023.

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
(3) The dollar range of equities securities beneficially owned by our Trustees is based on our NAV as of September 30, 2023.
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
For the fiscal year ended September 30, 2023, the Adviser made Expense Payments in the amount of $852. For the fiscal year ended September 30, 2023, the Company made reimbursement payments of $1,393 to the Adviser, which includes reimbursement of Expense Payments made by the Adviser for prior periods.

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

Item 14. Principal Accountant Fees and Services

Independent Auditor’s Fees
The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, for the fiscal year ended September 30, 2023:

2023
Audit Fees	$320,000
Audit-Related Fees	$10,000
Aggregate Non-Audit Fees:
Tax Fees	$38,200
All Other Fees	—
Total Aggregate Non-Audit Fees	$38,200
Total Fees	$368,200

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

Aggregate Non-Audit Fees. Aggregate non-audit fees billed by EY to Oaktree and its affiliates who provide on-going services to the Company during the fiscal year ended September 30, 2023 were $8,322,000. The Audit Committee does not consider the provision of such services to be incompatible with maintaining EY’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm	94
Consolidated Statements of Assets and Liabilities as of September 30, 2023 and September 30, 2022	95
Consolidated Statements of Operations for the year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022	97
Consolidated Statements of Changes in Net Assets for the year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022	98
Consolidated Statements of Cash Flows for the year ended September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022	99
Consolidated Schedule of Investments as of September 30, 2023	100
Consolidated Schedule of Investments as of September 30, 2022	108
Notes to Consolidated Financial Statements	113

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Second Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 22, 2022.)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed April 22, 2022.)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to Amendment No. 1 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on April 22, 2022.)
4.2	Description of Securities*
4.3	Indenture, dated as of November 14, 2023, between Oaktree Strategic Credit Fund and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 14, 2023.)
4.4	First Supplemental Indenture, dated as of November 14, 2023, relating to the 8.400% Notes due 2028, between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed November 14, 2023.)
4.5	Form of 8.400% Notes due 2028 sold in reliance upon Rule 144A under the Securities Act (contained in the First Supplemental Indenture filed as Exhibit 4.4 hereto.)
4.6	Form of 8.400% Notes due 2028 sold in reliance upon Rule 501(a)(1), (2), (3), (7) or (9) under the Securities Act (contained in the First Supplemental Indenture filed as Exhibit 4.4 hereto.)
10.1	Amended and Restated Investment Advisory Agreement between the Company and the Adviser, dated as of April 20, 2022 (incorporated by reference to Exhibit (g) to Amendment No. 1 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on April 22, 2022.)
10.2	Amended and Restated Administration Agreement between the Company and the Administrator, dated as of April 20, 2022 (incorporated by reference to Exhibit (k)(1) to Amendment No. 1 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on April 22, 2022.)
10.3	Custody Agreement between the Company and UMB Bank, N.A, dated as of April 20, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.4	Custody Agreement between the Company and The Bank of New York Mellon, as Custodian, dated as of February 3, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.5	Amended and Restated Distribution Manager Agreement between the Company and the Distribution Manager, dated as of May 17, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.6	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Company’s Pre-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on December 20, 2021.)
10.7	Expense Support and Conditional Reimbursement Agreement by and among the Company and Adviser, dated as of February 3, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.8	Services Agreement between the Company and DST Systems, Inc., as Transfer Agent, dated as of December 21, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)+
10.9	Distribution Reinvestment Plan, dated as of February 3, 2022 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.10	Distribution and Servicing Plan, dated as of February 3, 2022 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.11	Multi-Class Plan, dated as of February 3, 2022 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.12	Senior Secured Revolving Credit Agreement, dated as of March 25, 2022, among the Company, as Borrower, the lenders party thereto and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2022.)
10.13	Incremental Commitment and Assumption Agreement, dated as of May 25, 2022, among the Company, the subsidiary guarantor party thereto, ING Capital LLC, as administrative agent and issuing bank, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 27, 2022.)

10.14	Incremental Commitment and Assumption Agreement, dated as of October 6, 2022, among the Company, the subsidiary guarantor party thereto, ING Capital LLC, as administrative agent and issuing bank, Apple Bank For Savings (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.15	Amendment No. 1, dated as of June 28, 2023, to that certain Senior Secured Credit Agreement, dated as of March 25, 2022, as amended prior to June 28, 2023, among the Company, the subsidiary guarantor party thereto, the lenders named therein and ING Capital LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 5, 2023.)
10.16	Loan and Security Agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 1, 2023.)
10.17	Sale and Participation Agreement, dated as of February 24, 2023, between OSCF Lending SPV, LLC, as buyer, and Oaktree Strategic Credit Fund, as seller (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 1, 2023.)
10.18	Amendment No. 1, dated as of July 5, 2023 to the Loan and Security Agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2023.)
10.19	Loan and Servicing Agreement, dated as of September 29, 2023, among OSCF Lending III SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor and servicer, Citibank, N.A., as account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 5, 2023.)
10.20	Sale and Participation Agreement, dated as of September 29, 2023, between OSCF Lending III SPV, LLC, as buyer, and Oaktree Strategic Credit Fund, as seller (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 5, 2023.)
10.21	Loan and Servicing Agreement, dated as of November 21, 2023, among OSCF Lending V SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 27, 2023.)
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
21.1	Subsidiary of Registrant ● OSCF Blocker Holdings, Inc. - Delaware ● OSCF Lending SPV, LLC – Delaware ● OSCF Lending III SPV, LLC – Delaware ● OSCF Lending V SPV, LLC – Delaware
24	Power of Attorney (included on the signature page hereto)*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
+	Certain schedules (or similar attachments) have been omitted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of any such omitted schedule or other attachment to the SEC upon its request.

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
Christopher McKown
Chief Financial Officer and Treasurer
Date: December 18, 2023

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian and Christopher McKown, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armen Panossian Armen Panossian	Chairman, Chief Executive Officer and Chief Investment Officer (principal executive officer)	December 18, 2023

/s/ Christopher McKown Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 18, 2023

/s/ Jay Ferguson Jay Ferguson	Trustee	December 18, 2023

/s/ Deborah A. Gero Deborah A. Gero	Trustee	December 18, 2023

/s/ Allison Keller Allison Keller	Trustee	December 18, 2023

/s/ Steve Mosko Steve Mosko	Trustee	December 18, 2023