Form 10-Q
period 2023-12-31
Oaktree Strategic Credit Fund
filed 2024-02-13
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2024*
Class I shares of beneficial interest, $0.01 par value	61,686,655
Class S shares of beneficial interest, $0.01 par value	29,980,523
Class D shares of beneficial interest, $0.01 par value	27,978
* Common shares outstanding exclude February 1, 2024 subscriptions because the issuance price is not yet finalized as of the date hereof.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2023

PART I

Item 1. Financial Statements and Supplementary Data

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2023 (unaudited)	September 30, 2023
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost December 31, 2023: $2,831,026; cost September 30, 2023: $1,922,218)	$2,857,808	$1,927,237
Cash and cash equivalents	93,049	145,499
Restricted cash	8,268	5,637
Due from affiliates	—	861
Interest receivable	21,297	12,591
Receivables from unsettled transactions	30,950	11,579
Due from broker	2,360	—
Deferred financing costs	13,981	13,887
Deferred offering costs	307	270
Derivative asset at fair value	10,566	2,041
Other assets	377	533
Total assets	$3,038,963	$2,120,135
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,881	$2,291
Dividends payable	15,750	12,026
Base management fee and incentive fee payable	10,263	7,543
Payable for share repurchases	10,526	5,336
Due to affiliates	2,154	8,175
Interest payable	10,324	4,676
Payables from unsettled transactions	54,389	105,883
Derivative liabilities at fair value	2,817	—
Credit facilities payable	570,000	445,000
Unsecured notes payable (net of $4,159 of unamortized financing costs as of December 31, 2023)	354,688	—
Total liabilities	1,033,792	590,930
Commitments and contingencies (Note 11)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 84,898 and 64,896 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	849	649
Additional paid-in-capital	2,006,013	1,536,305
Accumulated distributable earnings (loss)	(1,691)	(7,749)
Total net assets (equivalent to $23.62 and $23.56 per common share as of December 31, 2023 and September 30, 2023, respectively) (Note 10)	2,005,171	1,529,205
Total liabilities and net assets	$3,038,963	$2,120,135
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	December 31, 2023 (unaudited)	September 30, 2023
Class I Shares:
Net assets	$1,348,877	$1,039,238
Common shares outstanding ($0.01 par value, unlimited shares authorized)	57,111	44,103
Net asset value per share	$23.62	$23.56
Class S Shares:
Net assets	$655,764	$489,821
Common shares outstanding ($0.01 par value, unlimited shares authorized)	27,765	20,787
Net asset value per share	$23.62	$23.56
Class D Shares:
Net assets	$530	$146
Common shares outstanding ($0.01 par value, unlimited shares authorized)	22	6
Net asset value per share	$23.62	$23.56

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022
Interest income:
Non-control/Non-affiliate investments	$67,737	$14,095
Interest on cash and cash equivalents	2,835	173
Total interest income	70,572	14,268
PIK interest income:
Non-control/Non-affiliate investments	621	527
Total PIK interest income	621	527
Fee income:
Non-control/Non-affiliate investments	401	87
Total fee income	401	87
Total investment income	71,594	14,882
Expenses:
Base management fee	5,756	1,396
Investment income incentive fee	5,754	1,240
Capital gains incentive fee	2,141	—
Professional fees	835	398
Class S and Class D distribution and shareholder servicing fees	1,281	199
Board of trustees fees	91	66
Organization expenses	—	4
Amortization of continuous offering costs	222	848
Interest expense	17,740	2,806
Administrator expense	302	144
General and administrative expenses	624	178
Total expenses	34,746	7,279
Management and incentive fees waived (Note 9)	—	(1,642)
Expense reimbursements (support) (Note 9)	1,045	(852)
Net expenses	35,791	4,785
Net investment income	35,803	10,097
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	21,777	(2,361)
Foreign currency forward contracts	(4,858)	(481)
Net unrealized appreciation (depreciation)	16,919	(2,842)
Realized gains (losses):
Non-control/Non-affiliate investments	(1,078)	(637)
Foreign currency forward contracts	1,531	(23)
Net realized gains (losses)	453	(660)
Provision for income tax (expense) benefit	(241)	(51)
Net realized and unrealized gains (losses), net of taxes	17,131	(3,553)
Net increase (decrease) in net assets resulting from operations	$52,934	$6,544

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022
Operations:
Net investment income	$35,803	$10,097
Net unrealized appreciation (depreciation)	16,919	(2,842)
Net realized gains (losses)	453	(660)
Provision for income tax (expense) benefit	(241)	(51)
Net increase (decrease) in net assets resulting from operations	52,934	6,544
Distributions to common shareholders:
Class I	(32,392)	(9,127)
Class S	(14,475)	(2,229)
Class D	(9)	—
Net decrease in net assets resulting from distributions	(46,876)	(11,356)
Share transactions:
Class I:
Issuance of Common shares in public offering	309,178	84,482
Issuance of Common shares under dividend reinvestment plan	5,139	1,045
Repurchased shares, net of early repurchase deduction	(8,729)	—
Net increase from share transactions	305,588	85,527
Class S:
Issuance of Common shares in public offering	159,230	45,226
Issuance of Common shares under dividend reinvestment plan	6,506	787
Repurchased shares, net of early repurchase deduction	(1,797)	—
Net increase from share transactions	163,939	46,013
Class D:
Issuance of Common shares in public offering	379	—
Issuance of Common shares under dividend reinvestment plan	2	—
Net increase from share transactions	381	—
Total increase (decrease) in net assets	475,966	126,728
Net assets at beginning of period	1,529,205	366,727
Net assets at end of period	$2,005,171	$493,455
Net asset value per common share	$23.62	$23.23
Common shares outstanding at end of period	84,898	21,242

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$52,934	$6,544
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(16,919)	2,842
Net realized (gains) losses	(453)	660
PIK interest income	(621)	(527)
Accretion of original issue discount on investments	(4,944)	(1,391)
Accretion of original issue discount on unsecured notes payable	45	—
Amortization of deferred financing costs	933	199
Amortization of deferred offering costs	222	848
Deferred taxes	—	(4)
Purchases of investments	(988,824)	(273,488)
Proceeds from the sales and repayments of investments	86,390	39,501
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	861	(852)
(Increase) decrease in interest receivable	(8,706)	(741)
(Increase) decrease in receivables from unsettled transactions	(19,371)	(7,096)
(Increase) decrease in due from broker	(2,360)	—
(Increase) decrease in other assets	156	184
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(361)	179
Increase (decrease) in base management fee and incentive fees payable	2,720	994
Increase (decrease) in due to affiliates	(6,093)	632
Increase (decrease) in interest payable	5,648	374
Increase (decrease) in payables from unsettled transactions	(51,494)	(6,334)
Net cash used in operating activities	(950,237)	(237,476)
Financing activities:
Distributions paid in cash	(31,504)	(8,368)
Borrowings under credit facilities	125,000	175,000
Repayments of borrowings under credit facilities	—	(80,000)
Issuance of unsecured notes	348,236	—
Proceeds from issuance of common shares	468,787	129,707
Deferred financing costs paid	(4,248)	(215)
Deferred offering costs paid	(175)	(50)
Share repurchases paid	(5,336)	—
Net cash provided by financing activities	900,760	216,074
Effect of exchange rate changes on foreign currency	(342)	(743)
Net increase (decrease) in cash and cash equivalents and restricted cash	(49,819)	(22,145)
Cash and cash equivalents and restricted cash, beginning of period	151,136	58,443
Cash and cash equivalents and restricted cash, end of period	$101,317	$36,298
Supplemental information:
Cash paid for interest	$11,113	$2,233
Non-cash financing activities:
Deferred financing costs incurred	$939	$—
Deferred offering costs incurred	84	293
Distribution payable	15,750	4,810
Reinvestment of dividends during the period	11,647	1,832
Shares repurchases accrued but not yet paid	10,526	—
Reconciliation to the Statement of Assets and Liabilities	December 31, 2023	September 30, 2023
Cash and cash equivalents	$93,049	$145,499
Restricted cash	8,268	5,637
Total cash and cash equivalents and restricted cash	$101,317	$151,136

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
37 Capital CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.87%		1/15/2034		$5,000	$5,000	$5,018	(5)(10)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		11,883	11,770	11,614	(8)(9)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			12.50%		5/31/2024		1,031	1,016	998	(8)(9)(11)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			12.00%		5/4/2024		3,451	3,437	3,400	(8)(9)(11)
AB BSL CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.92%		4/20/2036		3,800	3,800	3,835	(5)(10)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.39%		8/18/2028		30,424	29,909	30,512	(5)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	6.50%	11.85%		8/1/2029		34,667	33,700	33,866	(5)(8)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	6.50%			8/1/2029		—	(149)	(123)	(5)(8)(9)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	13.00%		8/15/2029		10,406	9,977	9,912	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%			8/15/2029		—	(60)	(60)	(5)(8)(9)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	21	(8)(10)
AI Sirona (Luxembourg) Acquisition S.a.r.l.	Pharmaceuticals	First Lien Term Loan	E+	5.00%	8.84%		9/30/2028		€21,000	23,002	23,279	(5)(10)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	13.21%		12/21/2029		$4,093	4,032	4,019	(5)(8)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	636	(8)
Altice France S.A.	Integrated Telecommunication Services	First Lien Term Loan	L+	4.00%	9.64%		8/14/2026		3,093	3,028	2,892	(5)(10)
Altice France S.A.	Integrated Telecommunication Services	Fixed Rate Bond			5.50%		10/15/2029		7,200	6,046	5,655	(10)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	11.50%	5.00%	11.95%	10/14/2027		13,703	12,846	12,606	(5)(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						878,545		943	2,293	(8)
American Airlines Group Inc.	Passenger Airlines	Fixed Rate Bond			8.50%		5/15/2029		6,534	6,534	6,904	(10)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	14.25%		1/2/2029		6,901	6,801	6,452	(5)(8)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.47%		6/9/2028		27,357	26,010	25,938	(5)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.91%		10/20/2028		17,627	15,784	14,838	(5)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.10%		12/5/2030		70,424	68,683	68,664	(5)(8)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%			12/5/2030		—	(127)	(127)	(5)(8)(9)
AmSpec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.75%			12/5/2029		—	(235)	(238)	(5)(8)(9)
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	10.45%		2/28/2028		11,970	11,669	12,000	(5)
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.61%		2/28/2028		27,930	27,930	28,000	(5)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.36%		8/11/2025		6,822	5,727	4,173	(5)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	10.86%		12/6/2027		94,203	92,794	92,790	(5)(8)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	E+	6.75%	10.70%		7/14/2026		€9,600	9,650	10,711	(5)(8)(10)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	6.75%	12.57%		7/14/2026		$3,520	3,368	3,591	(5)(8)(9)(10)
ARES LXIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	3.75%	9.14%		4/15/2035		2,200	2,053	2,212	(5)(10)
ARES LXVIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	5.75%	11.13%		4/25/2035		5,000	5,000	5,121	(5)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Arsenal AIC Parent LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.50%	9.86%		8/18/2030		$9,975	$9,875	$10,031	(5)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.64%		12/29/2027		4,849	4,785	4,558	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%			12/29/2027		—	(8)	(35)	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.86%		10/25/2028		10,405	8,425	6,785	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.46%		8/19/2028		11,920	11,507	11,886	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.71%		8/19/2028		24,882	24,025	24,829	(5)
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.61%		2/15/2029		33,156	31,885	33,056	(5)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		15,040	13,097	13,664
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809		5,693	5,544	(8)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.60%		10/19/2028		19,029	18,649	18,791	(5)(8)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(38)	(24)	(5)(8)(9)
Bain Capital Credit CLO 2022-3	Multi-Sector Holdings	CLO Notes	SOFR+	3.70%	9.10%		7/17/2035		3,500	3,370	3,515	(5)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	6.00%	11.38%		9/30/2030		24,960	24,239	24,211	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	6.00%	9.95%		9/30/2030		€15,530	15,968	16,640	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	6.00%	11.36%		9/30/2030		$268	205	209	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	6.00%			10/1/2029		—	(149)	(156)	(5)(8)(9)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.71%		5/10/2027		23,116	22,609	22,929	(5)(10)
Bausch + Lomb Corporation	Health Care Supplies	Fixed Rate Bond			8.38%		10/1/2028		9,000	8,982	9,506	(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(5)(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.89%		4/19/2027		1,346	1,346	1,255	(5)(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			8.00%	2.25%	4/19/2027		3,234	3,143	3,015	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						15,566		74	22	(8)(10)
Carlyle Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.30%	7.27%		10/15/2035		€1,400	1,376	1,428	(5)(10)
CCO Holdings LLC	Cable & Satellite	Fixed Rate Bond			4.50%		5/1/2032		$18,281	14,765	15,681	(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	6.00%	11.29%		6/21/2028		£30,197	36,491	37,839	(5)(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	First Lien Term Loan	SOFR+	3.50%	9.14%		8/21/2026		$6,915	6,558	6,856	(5)(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			5.13%		8/15/2027		726	649	694	(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			9.00%		9/15/2028		4,000	4,000	4,177	(10)
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.95%		3/30/2029		38,657	36,637	37,858	(5)
Cloud Software Group, Inc.	Application Software	Fixed Rate Bond			6.50%		3/31/2029		10,740	9,699	10,238
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	11.98%		5/13/2026		12,087	11,824	11,869	(5)(8)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	11.99%		5/13/2026		3,930	3,869	3,859	(5)(8)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		9,277	8,670	8,485
Connect U.S. Finco LLC	Alternative Carriers	Fixed Rate Bond			6.75%		10/1/2026		22,510	21,327	22,395	(10)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%	12.86%		2/27/2030		13,464	13,167	13,184	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			2/27/2030		—	(15)	(11)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	7.50%			2/27/2029		$—	$(20)	$(19)	(5)(8)(9)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.35%		10/13/2029		30,879	29,591	30,903	(5)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	12.10%		11/8/2030		43,911	42,837	42,857	(5)(8)
Crewline Buyer, Inc.	Systems Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(112)	(110)	(5)(8)(9)
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	9.85%		7/31/2029		8,425	8,299	8,430	(5)(10)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	11.87%		5/22/2029		19,915	19,547	19,373	(5)(8)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	11.74%		5/22/2029		1,343	1,205	1,094	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	11.74%		5/22/2029		562	446	458	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%			5/22/2029		—	(69)	(69)	(5)(8)(9)
Dealer Tire Financial, LLC	Distributors	First Lien Term Loan	SOFR+	4.50%	9.86%		12/14/2027		11,095	11,020	11,147	(5)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028		920	884	912
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		25,352	25,352	25,352	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330		330	330	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25		—	—	(8)(10)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	10.65%		8/2/2027		22,978	22,509	23,019	(5)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			5.88%		8/15/2027		6,070	5,383	5,708
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.13%		4/26/2029		28,651	27,453	28,390	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	12.14%		12/8/2028		11,775	11,557	11,627	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	12.04%		12/8/2028		1,057	1,020	1,021	(5)(8)(9)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	12.22%		12/8/2028		754	727	736	(5)(8)(9)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.60%		4/2/2029		14,908	14,795	14,803	(5)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	11.36%		7/10/2030		45,603	44,541	44,417	(5)(8)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%			7/10/2028		—	(118)	(135)	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.84%		12/24/2029		54,170	53,357	53,357	(5)(8)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(41)	(41)	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			12/24/2029		—	(62)	(62)	(5)(8)(9)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		11,216	11,112	10,711	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		1,796	1,774	1,715	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.35%		9/29/2030		36,306	35,432	35,464	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			9/29/2029		—	(95)	(92)	(5)(8)(9)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.71%		9/13/2029		43,732	42,901	42,971	(5)(8)(10)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	12.61%		9/13/2029		1,201	1,115	1,122	(5)(8)(9)(10)
Fortress Credit BSL XIV	Multi-Sector Holdings	CLO Notes	SOFR+	7.65%	13.06%		10/23/2034		2,300	2,074	2,093	(5)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.75%	9.22%		10/8/2027		$25,786	$25,209	$25,690	(5)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		7,517	6,346	6,421	(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	12.60%		5/3/2029		20,226	19,687	19,878	(5)(8)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	12.60%		5/3/2029		1,036	952	982	(5)(8)(9)
Gallatin CLO X 2023-1	Multi-Sector Holdings	CLO Notes	SOFR+	5.41%	10.74%		10/14/2035		5,000	4,913	4,912	(5)(10)
Gibson Brands, Inc.	Leisure Products	First Lien Term Loan	SOFR+	5.00%	10.66%		8/11/2028		4,905	4,767	4,398	(5)(8)
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	6.84%		1/20/2032		€1,000	880	1,033	(5)(10)
Greenway Health, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.75%	11.93%		4/1/2029		$25,000	24,255	24,255	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	13.46%		6/21/2027		17,463	17,221	17,173	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		—	(49)	(59)	(5)(8)(9)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(25)	(29)	(5)(8)(9)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.71%		4/9/2029		6,217	5,984	6,114	(5)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	12.00%		1/19/2026		9,319	9,150	9,203	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	12.00%		1/19/2026		1,792	1,755	1,770	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(91)	(63)	(5)(8)(9)(10)
Hertz Vehicle Financing III	Specialized Finance	CLO Notes			5.16%		6/26/2028		7,500	6,540	6,675	(10)
Hertz Vehicle Financing III	Specialized Finance	CLO Notes			6.78%		9/25/2028		17,377	15,888	16,195	(10)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		12,168	10,287	10,549	(10)
Horizon Aircraft Finance II Ltd.	Specialized Finance	CLO Notes			3.72%		7/15/2039		2,133	1,829	1,885	(10)
HUB Pen Company, LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	6.50%	11.94%		12/31/2027		27,267	26,627	26,596	(5)(8)
HUB Pen Company, LLC	Other Specialty Retail	First Lien Revolver	SOFR+	6.50%	11.94%		12/31/2027		108	30	26	(5)(8)(9)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.63%		5/16/2028		28,394	27,650	27,855	(5)(8)(10)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.62%		8/18/2028		15,621	15,424	15,048	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.62%		8/18/2028		2,325	2,293	2,262	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%	12.10%		8/18/2028		241	222	176	(5)(8)(9)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		10,187	9,687	5,389	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		305	285	242	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		812	787	643	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		364	358	288	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	Warrants						127,376		—	—
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						36,087		85	—	(8)(10)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.97%		6/30/2025		43,655	42,679	42,669	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(111)	(112)	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	6.75%	12.21%		6/28/2029		34,288	33,348	33,345	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	6.75%			6/28/2029		—	(176)	(177)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.36%		8/15/2028		$23,750	$23,088	$23,590	(5)(10)
Kindercare Learning Centers Kindercare Portfolio	Diversified Real Estate Activities	CLO Notes	SOFR+	2.41%	7.78%		8/15/2038		4,964	4,622	4,717	(5)(10)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.84%		10/29/2027		4,803	4,755	4,731	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.99%		10/29/2027		58,992	58,165	58,107	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%			10/29/2027		—	(7)	(10)	(5)(8)(9)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%			10/29/2027		—	(68)	(73)	(5)(8)(9)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.46%		10/29/2028		21,572	21,128	20,748	(5)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	15.08%		10/12/2027		12,002	11,216	12,370	(5)(10)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.46%		1/31/2028		8,974	8,852	8,301	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.46%		1/31/2028		1,045	987	967	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%			1/31/2028		—	(14)	(76)	(5)(8)(9)
Madison Park Funding LXIII	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.91%		4/21/2035		5,000	5,000	5,099	(5)(10)
Madison Park Euro Funding XIV	Multi-Sector Holdings	CLO Notes	E+	3.60%	7.57%		7/15/2032		€6,450	6,762	6,915	(5)(10)
Mauser Packaging Solutions Holding Company	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.34%		8/14/2026		$15,940	15,845	16,021	(5)
Mauser Packaging Solutions Holding Company	Metal, Glass & Plastic Containers	Fixed Rate Bond			7.88%		8/15/2026		12,500	12,348	12,732
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.19%		3/1/2029		23,797	23,007	23,762	(5)
Medline Borrower, LP	Health Care Supplies	First Lien Term Loan	SOFR+	3.00%	8.47%		10/23/2028		26,818	26,332	26,984	(5)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			8.00%	1.75%	11/19/2026		2,331	2,206	2,080	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						66,347		152	17	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						17,058		—	7	(8)(10)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.78%		7/21/2027		1,659	1,623	1,646	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.53%		7/21/2027		5,286	5,180	5,207	(5)(8)
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	9.40%		10/15/2028		32,309	31,544	32,342	(5)
Mitchell International, Inc.	Application Software	Second Lien Term Loan	SOFR+	6.50%	12.15%		10/15/2029		170	163	167	(5)
MND Holdings III Corp	Other Specialty Retail	First Lien Term Loan	SOFR+	7.50%	12.89%		5/9/2028		41,483	40,840	41,897	(5)(8)
MND Holdings III Corp	Other Specialty Retail	First Lien Revolver	SOFR+	7.50%	12.86%		5/9/2028		8,498	8,256	8,498	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.95%		2/10/2027		4,585	4,450	4,539	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.95%		2/10/2027		7,185	7,178	7,113	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%			2/10/2027		—	(136)	—	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2027		—	—	(23)	(5)(8)(9)
New Enterprise Stone & Lime Co Inc	Construction Materials	Fixed Rate Bond			5.25%		7/15/2028		2,250	2,088	2,149
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.37%		11/12/2030		46,624	45,925	46,055	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%			11/12/2030		—	(90)	(90)	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%			11/9/2029		—	(67)	(55)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.22%		11/10/2029		$22,321	$21,874	$22,109	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%			11/10/2029		—	(124)	—	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Revolver	SOFR+	5.75%			11/10/2029		—	(99)	(47)	(5)(8)(9)
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			4.88%		8/15/2028		19,550	17,576	19,365
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			6.88%		8/15/2028		3,784	3,486	3,850
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			8.50%		10/1/2031		5,000	5,000	5,423
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			7.50%		10/1/2030		841	822	896
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.75%	11.10%		5/3/2029		36,533	35,884	35,861	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.75%			5/3/2029		—	(33)	(31)	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	5.75%			5/3/2029		—	(78)	(81)	(5)(8)(9)
Ocean Trails CLO VIII	Multi-Sector Holdings	CLO Notes	SOFR+	4.01%	9.41%		7/15/2034		5,000	4,658	4,854	(5)(10)
Ocean Trails CLO XIV	Multi-Sector Holdings	CLO Notes	SOFR+	5.82%	11.24%		1/20/2035		1,000	1,000	1,007	(5)
Octagon 66	Multi-Sector Holdings	CLO Notes	SOFR+	5.09%	10.48%		11/16/2036		3,000	2,970	3,035	(5)(10)
OEConnection LLC	Application Software	Second Lien Term Loan	SOFR+	7.00%	12.46%		9/25/2027		5,355	5,286	5,275	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.60%		6/9/2030		22,828	22,303	22,298	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%			6/9/2030		—	(107)	(100)	(5)(8)(9)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/9/2030		—	(104)	(106)	(5)(8)(9)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	13.13%		2/1/2029		15,746	15,413	15,510	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(42)	(30)	(5)(8)(9)
Park Place Technologies, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	5.00%	10.46%		11/10/2027		14,880	14,541	14,848	(5)
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.21%		2/1/2028		23,828	23,717	23,917	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	9.21%		2/11/2028		15,874	15,619	15,723	(5)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	11.36%		11/15/2030		73,647	72,202	72,218	(5)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(96)	(96)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(188)	(186)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						6,338,000		6,211	6,217	(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.56%		4/6/2027		26,144	22,740	25,150	(5)(8)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.56%		4/6/2027		1,274	1,060	1,211	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	12.36%		2/15/2029		26,690	25,779	25,711	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%	12.35%		2/15/2029		240	117	108	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	12.60%		1/23/2029		71,316	70,603	70,603	(5)(8)(10)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.96%		1/31/2028		£5,470	6,123	6,555	(5)(8)(10)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.75%	10.11%		4/7/2030		$33,915	33,393	34,080	(5)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.75%	13.10%		9/21/2028		18,387	17,953	17,973	(5)(8)
RR 24	Multi-Sector Holdings	CLO Notes	SOFR+	8.30%	13.65%		1/15/2036		2,750	2,750	2,766	(5)(10)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.36%		10/7/2026		15,553	15,117	15,125	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(53)	(52)	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						606,357		200	940	(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	4.00%	9.47%		3/16/2027		$26,820	$26,537	$26,897	(5)
SCIH Salt Holdings Inc.	Diversified Chemicals	Fixed Rate Bond			4.88%		5/1/2028		14,450	13,010	13,533
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.21%		10/7/2030		5,881	5,732	5,710	(5)(8)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.20%		10/7/2030		727	691	676	(5)(8)(9)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						761		761	752	(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		7,654	7,343	7,405	(5)(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						79,075		258	312	(8)
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	5.00%	10.50%		12/16/2028		1,754	1,751	1,756	(5)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.10%		3/27/2028		17,376	16,935	17,289	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.13%		3/27/2028		2,282	2,232	2,270	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.25%			3/27/2028		—	(53)	(54)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	6.75%			3/27/2028		—	(38)	(8)	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		11,547	11,154	11,048	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		4,330	4,183	4,143	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	Warrants						93,470		293	70	(8)(10)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	10.39%		4/17/2028		12,786	11,995	12,402	(5)(8)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.47%		10/5/2027		30,587	30,342	30,529	(5)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.96%		4/5/2029		29,496	28,712	29,631	(5)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			8.75%		4/1/2030		2,580	2,482	2,583
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			7.50%		4/15/2026		7,870	6,973	7,329
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.35%		9/28/2030		43,025	42,123	42,625	(5)
Sunshine Luxembourg VII Sarl	Personal Care Products	First Lien Term Loan	SOFR+	3.50%	8.95%		10/1/2026		10,333	10,103	10,401	(5)(10)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	13.36%		12/16/2028		33,227	32,404	32,895	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.66%		12/31/2026		8,175	8,078	7,776	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.66%		12/31/2026		700	692	666	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	PRIME+	6.00%	14.50%		12/31/2026		842	811	801	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%	12.66%		12/31/2026		396	392	377	(5)(8)
Tacala, LLC	Restaurants	First Lien Term Loan	SOFR+	4.00%	9.47%		2/5/2027		11,913	11,689	11,977	(5)
Tacala, LLC	Restaurants	Second Lien Term Loan	SOFR+	8.00%	13.47%		2/4/2028		7,310	7,140	7,312	(5)(8)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.36%		5/26/2028		24,868	23,767	24,013	(5)(8)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		39,751	39,340	39,318	(8)(10)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.48%		12/29/2028		8,463	8,342	8,231	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.70%		1/31/2029		$8,405	$8,263	$8,296	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.63%		1/31/2029		1,636	1,571	1,586	(5)(8)(9)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.61%		9/15/2028		8,965	8,955	8,952	(5)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	5.25%	10.60%		9/15/2028		7,847	7,691	7,884	(5)
Trinitas CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	4.26%	9.64%		4/25/2033		4,500	4,396	4,522	(5)(10)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	13.12%		4/22/2034		6,500	5,807	6,047	(5)(10)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			6.50%		2/15/2029		1,750	1,635	1,265	(10)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			4.75%		4/15/2028		2,200	1,957	1,898	(10)
Venture Global LNG, Inc.	Oil & Gas Refining & Marketing	Fixed Rate Bond			9.50%		2/1/2029		5,620	5,620	5,950
WAVE 2019-1	Specialized Finance	CLO Notes			3.60%		9/15/2044		5,102	4,221	4,300
Wellfleet CLO 2022-2, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	8.56%	13.96%		10/18/2035		1,500	1,445	1,518	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.75%	12.06%		11/28/2029		53,163	51,858	51,837	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(144)	(146)	(5)(8)(9)
Total Non-Control/Non-Affiliate Investments (142.5% of net assets)										$2,831,026	$2,857,808
Cash and Cash Equivalents and Restricted Cash (5.1% of net assets)										$101,317	$101,317
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (147.6% of net assets)										$2,932,343	$2,959,125

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$65,890	€61,387	2/8/2024	Bank of New York Mellon	$(2,019)
Foreign currency forward contract	$35,600	£28,547	2/8/2024	Bank of New York Mellon	(798)
					$(2,817)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$10,566
						$10,566

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2023
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the London Interbank Offered Rate ("LIBOR" or "L"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2023, the reference rates for the Company's variable rate loans were the 30-day SOFR at 5.36%, the 90-day SOFR at 5.35%, the 180-day SOFR at 5.18%, the 90-day LIBOR at 5.64%, the PRIME at 8.50%, the SONIA at 5.19%, the 30-day EURIBOR at 3.80%, the 90-day EURIBOR at 3.96% and the 180-day EURIBOR at 3.95%. Most loans include an interest floor, which generally ranges from 0% to 2.75%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(8)As of December 31, 2023, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2023, qualifying assets represented 78.9% of the Company's total assets and non-qualifying assets represented 21.1% of the Company's total assets.
(11)This investment represents a participation interest in the underlying securities shown.
(12)This investment was on non-accrual status as of December 31, 2023.
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

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.75%	10.07%		4/7/2030		$16,000	15,552	15,900	(5)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.75%	13.06%		9/21/2028		18,387	17,930	17,927	(5)(8)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.75%			9/21/2028		—	—	—	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.24%		10/7/2026		15,595	15,118	15,127	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(58)	(57)	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						606,357		200	994	(8)
SCIH Salt Holdings Inc.	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.63%		3/16/2027		22,904	22,626	22,801	(5)
SCIH Salt Holdings Inc.	Diversified Metals & Mining	Fixed Rate Bond			4.88%		5/1/2028		5,000	4,516	4,418
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.18%		10/7/2030		5,881	5,726	5,710	(5)(8)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%			10/7/2030		—	(26)	(50)	(5)(8)(9)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						761		761	698	(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		7,654	7,323	7,329	(5)(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						79,075		258	380	(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.14%		3/27/2028		17,420	16,951	16,949	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.15%		3/27/2028		1,368	1,329	1,334	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	6.75%			3/27/2028		—	(40)	(41)	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		11,547	11,135	11,139	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		4,330	4,176	4,177	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	Warrants						93,470		293	140	(8)(10)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	10.38%		4/17/2028		12,818	11,979	12,049	(5)(8)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.43%		10/5/2027		20,664	20,456	20,564	(5)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.92%		4/5/2029		24,496	23,683	24,477	(5)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.33%		9/28/2030		28,000	27,580	27,419	(5)
Sunshine Luxembourg VII Sarl	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.24%		10/1/2026		10,360	10,108	10,355	(5)(10)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	13.32%		12/16/2028		33,311	32,444	33,061	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		8,196	8,090	7,807	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		702	693	668	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		281	271	241	(5)(8)(9)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%	12.44%		12/31/2026		396	391	377	(5)(8)
Tacala, LLC	Restaurants	First Lien Term Loan	SOFR+	3.50%	9.43%		2/5/2027		11,945	11,703	11,919	(5)
Tacala, LLC	Restaurants	Second Lien Term Loan	SOFR+	8.00%	13.43%		2/4/2028		7,310	7,129	7,094	(5)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.32%		5/26/2028		24,934	23,766	23,999	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		$39,751	$39,296	$39,318	(8)(10)
TIBCO Software Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.99%		3/30/2029		17,755	16,613	17,103	(5)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.42%		12/29/2028		8,485	8,357	8,261	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.70%		1/31/2029		8,427	8,277	8,309	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%			1/31/2029		—	(69)	(54)	(5)(8)(9)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.65%		9/15/2028		4,987	4,987	4,978	(5)
Trinitas CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	4.26%	9.61%		4/25/2033		4,500	4,394	4,403	(5)(10)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	13.06%		4/22/2034		1,000	816	917	(5)(10)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			6.50%		2/15/2029		1,750	1,630	1,148	(10)
Uniti Group LP	Other Specialized REITs	Fixed Rate Bond			4.75%		4/15/2028		2,200	1,944	1,799	(10)
WAVE 2019-1	Specialized Finance	CLO Notes			3.60%		9/15/2044		5,183	4,282	4,251
Wellfleet CLO 2022-2, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	8.56%	13.87%		10/18/2035		1,500	1,444	1,494	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.27%		4/30/2025		9,633	9,108	9,090	(5)
WWEX Uni Topco Holdings, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.00%	9.65%		7/26/2028		6,895	6,590	6,800	(5)
Total Non-Control/Non-Affiliate Investments (126.0% of net assets)										$1,922,218	$1,927,237
Cash and Cash Equivalents and Restricted Cash (9.9% of net assets)										$151,136	$151,136
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (135.9% of net assets)										$2,073,354	$2,078,373

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$47,642	€43,834	11/9/2023	Bank of New York Mellon	$1,164
Foreign currency forward contract	$20,888	£16,392	11/9/2023	Bank of New York Mellon	877
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to SOFR, LIBOR or "L", SONIA and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2023, the reference rates for the Company's variable rate loans were the 30-day SOFR at 5.32%, the 90-day SOFR at 5.39%, the 180-day SOFR at 5.47%, the 90-day LIBOR at 5.65%, the SONIA at 5.19%, the 30-day EURIBOR at 3.42%, the 90-day EURIBOR at 3.82% and the 180-day EURIBOR at 3.95%. Most loans include an interest floor, which generally ranges from 0% to 2.75%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of December 31, 2023, the Company has issued and sold 57,153,825 Class I shares for an aggregate purchase price of $1,354.6 million of which $100.0 million was purchased by an affiliate of the Adviser. As of December 31, 2023, the Company has issued and sold 27,196,230 Class S shares for an aggregate purchase price of $639.5 million. As of December 31, 2023, the Company has issued and sold 22,314 Class D shares for an aggregate purchase price of $0.5 million.

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
The fair value of the Company's investments as of December 31, 2023 and September 30, 2023 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "unsecured notes payable," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "receivables from unsettled transactions," "due from broker," "accounts payable, accrued expenses and other liabilities," "dividends payable," "base management fee and incentive fee payable," "payable for share repurchases," "interest payable," "payables from unsettled transactions" and "due to affiliates" approximate fair value due to their short maturities.
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
Interest Rate Swaps:
The Company uses interest rate swaps to hedge some of the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instruments in an effective hedge accounting relationship, and therefore the periodic payments are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of each interest rate swap is either included as a derivative asset or derivative liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreements are included in due from broker on the Company's Consolidated Statements of Assets and Liabilities.
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
Interest Income

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2023, there was one investment on non-accrual status that represented 0.4% and 0.2% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were no investments on non-accrual status.
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
Fee Income
The Adviser or its affiliates may provide financial advisory services to portfolio companies in connection with structuring a transaction and in return the Company may receive fees for capital structuring services. These fees are generally non-recurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment, exit and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
As of December 31, 2023, included in restricted cash was $8.1 million that was held at Citibank, N.A. in connection with the Company’s JPM Agreements (defined below). Pursuant to the terms of the JPM Agreements, the Company was restricted in terms of access to the $8.1 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the JPM Agreements. As of December 31, 2023, included in restricted cash was $0.2 million that was held at Citibank, N.A. in connection with the Company’s SMBC Loan and Security Agreement (defined below). Pursuant to the terms of the SMBC Loan and Security Agreement, the Company was restricted in terms of access to the $0.2 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the SMBC Loan and Security Agreement.
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
For the three months ended December 31, 2023, the Company did not incur any organization costs. For the three months ended December 31, 2022, the Company expensed organization costs of $4. As of December 31, 2023 and September 30, 2023, $307 and $270, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three months ended December 31, 2023, the Company amortized offering costs of $222. For the three months ended December 31, 2022, the Company amortized offering costs of $848.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur a U.S. federal excise tax for calendar years 2023 and 2022.
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

Note 3. Portfolio Investments
Portfolio Composition
As of December 31, 2023, the fair value of the Company's investment portfolio was $2,857.8 million and was composed of investments in 143 portfolio companies. As of September 30, 2023, the fair value of the Company's investment portfolio was $1,927.2 million and was composed of investments in 123 portfolio companies.
As of December 31, 2023 and September 30, 2023, the Company's investment portfolio consisted of the following:

	December 31, 2023		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$2,638,309	93.20%	$1,814,372	94.39%
Subordinated Debt	177,012	6.25%	98,352	5.12%
Preferred Equity	12,234	0.43%	6,023	0.31%
Common Equity and Warrants	3,471	0.12%	3,471	0.18%
Total	$2,831,026	100.00%	$1,922,218	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2023			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$2,659,602	93.06%	132.64%	$1,817,981	94.32%	118.88%
Subordinated Debt	181,043	6.34%	9.03%	97,616	5.07%	6.38%
Preferred Equity	12,091	0.42%	0.60%	5,748	0.30%	0.38%
Common Equity and Warrants	5,072	0.18%	0.25%	5,892	0.31%	0.39%
Total	$2,857,808	100.00%	142.52%	$1,927,237	100.00%	126.03%

The composition of the Company's debt investments as of December 31, 2023 and September 30, 2023 by floating rates and fixed rates was as follows:

	December 31, 2023		September 30, 2023
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$2,515,425	88.55%	$1,716,908	89.63%
Fixed rate	325,220	11.45%	198,689	10.37%
Total	$2,840,645	100.00%	$1,915,597	100.00%

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

	December 31, 2023		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
United States	$2,558,432	90.37%	$1,673,820	87.08%
United Kingdom	76,959	2.72%	44,465	2.31%
Canada	50,738	1.79%	56,725	2.95%
Luxembourg	41,404	1.46%	41,426	2.16%
India	39,340	1.39%	39,296	2.04%
France	17,212	0.61%	14,735	0.77%
Costa Rica	12,888	0.46%	12,684	0.66%
Chile	11,216	0.40%	11,191	0.58%
Cayman Islands	10,287	0.36%	12,746	0.66%
Switzerland	10,192	0.36%	10,172	0.53%
Australia	2,358	0.08%	—	—%
Netherlands	—	—%	4,958	0.26%
Total	$2,831,026	100.00%	$1,922,218	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2023			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$2,579,632	90.27%	128.65%	$1,677,990	87.07%	109.75%
United Kingdom	81,091	2.84%	4.04%	45,181	2.34%	2.95%
Canada	51,445	1.80%	2.57%	56,622	2.94%	3.70%
Luxembourg	42,110	1.47%	2.10%	41,043	2.13%	2.68%
India	39,318	1.38%	1.96%	39,318	2.04%	2.57%
France	16,890	0.59%	0.84%	13,647	0.71%	0.89%
Costa Rica	12,426	0.43%	0.62%	12,369	0.64%	0.81%
Chile	12,370	0.43%	0.62%	12,529	0.65%	0.82%
Cayman Islands	10,549	0.37%	0.53%	13,135	0.68%	0.86%
Switzerland	9,873	0.35%	0.49%	9,861	0.51%	0.64%
Australia	2,104	0.07%	0.10%	—	—%	—%
Netherlands	—	—%	—%	5,542	0.29%	0.36%
Total	$2,857,808	100.00%	142.52%	$1,927,237	100.00%	126.03%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2023 and September 30, 2023 was as follows:

	December 31, 2023		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Application Software	$353,758	12.48%	$261,061	13.60%
Health Care Technology	158,577	5.60%	71,145	3.70%
Diversified Support Services	158,114	5.59%	40,107	2.09%
Health Care Services	140,529	4.96%	57,898	3.01%
Other Specialty Retail	127,863	4.52%	104,787	5.45%
Systems Software	123,324	4.36%	70,431	3.66%
Aerospace & Defense	121,966	4.31%	75,592	3.93%
Interactive Media & Services	116,561	4.12%	23,766	1.24%
Industrial Machinery & Supplies & Components	101,797	3.60%	29,675	1.54%
Environmental & Facilities Services	76,149	2.69%	75,632	3.93%
Electrical Components & Equipment	75,740	2.68%	75,692	3.94%
Diversified Metals & Mining	75,225	2.66%	95,842	4.99%
Education Services	75,150	2.65%	61,437	3.20%
Property & Casualty Insurance	75,131	2.65%	41,399	2.15%
Pharmaceuticals	72,232	2.55%	64,066	3.33%
Health Care Supplies	66,265	2.34%	36,745	1.91%
Specialized Finance	64,449	2.28%	48,354	2.52%
Multi-Sector Holdings	63,254	2.23%	28,293	1.47%
Distributors	47,841	1.69%	52,155	2.71%
Metal, Glass & Plastic Containers	44,839	1.58%	25,834	1.34%
Cable & Satellite	42,657	1.51%	24,678	1.28%
Diversified Financial Services	42,148	1.49%	31,405	1.63%
Life Sciences Tools & Services	42,123	1.49%	27,580	1.43%
Integrated Telecommunication Services	40,629	1.44%	41,352	2.15%
Health Care Equipment	40,263	1.42%	39,946	2.08%
Diversified Chemicals	39,547	1.40%	—	—%
Health Care Distributors	39,416	1.39%	32,575	1.69%
Personal Care Products	38,918	1.37%	44,968	2.34%
Auto Parts & Equipment	32,404	1.14%	32,444	1.69%
Health Care Facilities	30,342	1.07%	20,456	1.06%
Biotechnology	28,180	1.00%	36,433	1.90%
Office Services & Supplies	28,101	0.99%	21,160	1.10%
Gold	27,650	0.98%	27,607	1.44%
Research & Consulting Services	27,453	0.97%	20,717	1.08%
Alternative Carriers	21,327	0.75%	—	—%
Trading Companies & Distributors	19,076	0.67%	25,328	1.32%
Restaurants	18,829	0.67%	18,832	0.98%
Passenger Airlines	17,750	0.63%	11,191	0.58%
Hotels, Resorts & Cruise Lines	17,147	0.61%	17,167	0.89%
Real Estate Development	16,223	0.57%	16,036	0.83%
Internet Services & Infrastructure	14,541	0.51%	14,556	0.76%
Insurance Brokers	13,018	0.46%	12,979	0.68%
Advertising	11,207	0.40%	11,167	0.58%
Leisure Facilities	9,973	0.35%	9,445	0.49%
Paper & Plastic Packaging Products & Materials	6,528	0.23%	4,785	0.25%
Food Distributors	6,123	0.22%	6,111	0.32%
Oil & Gas Refining & Marketing	5,620	0.20%	—	—%
Leisure Products	4,767	0.17%	4,772	0.25%
Diversified Real Estate Activities	4,622	0.16%	4,619	0.24%
Other Specialized REITs	3,592	0.13%	3,574	0.19%
Construction Materials	2,088	0.07%	2,080	0.11%
Consumer Finance	—	—%	6,796	0.35%
Air Freight & Logistics	—	—%	6,590	0.34%
Soft Drinks & Non-alcoholic Beverages	—	—%	4,958	0.26%
Total	$2,831,026	100.00%	$1,922,218	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2023			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$357,063	12.53%	17.79%	$263,077	13.67%	17.23%
Diversified Support Services	158,863	5.56%	7.92%	40,493	2.10%	2.65%
Health Care Technology	156,316	5.47%	7.80%	72,102	3.74%	4.71%
Health Care Services	140,641	4.92%	7.01%	57,832	3.00%	3.78%
Other Specialty Retail	130,579	4.57%	6.51%	104,861	5.44%	6.86%
Systems Software	124,217	4.35%	6.19%	70,227	3.64%	4.59%
Aerospace & Defense	122,287	4.28%	6.10%	75,628	3.92%	4.95%
Interactive Media & Services	116,803	4.09%	5.83%	23,999	1.25%	1.57%
Industrial Machinery & Supplies & Components	102,817	3.60%	5.13%	30,448	1.58%	1.99%
Property & Casualty Insurance	76,715	2.68%	3.83%	41,911	2.17%	2.74%
Environmental & Facilities Services	76,139	2.66%	3.80%	75,755	3.93%	4.95%
Education Services	75,943	2.66%	3.79%	61,653	3.20%	4.03%
Electrical Components & Equipment	75,725	2.65%	3.78%	75,916	3.94%	4.96%
Diversified Metals & Mining	75,287	2.63%	3.75%	95,449	4.95%	6.24%
Pharmaceuticals	72,601	2.54%	3.62%	63,149	3.28%	4.13%
Health Care Supplies	67,650	2.37%	3.37%	37,137	1.93%	2.43%
Specialized Finance	65,288	2.28%	3.26%	48,815	2.53%	3.19%
Multi-Sector Holdings	64,930	2.27%	3.24%	28,863	1.50%	1.89%
Distributors	47,280	1.65%	2.36%	51,939	2.69%	3.40%
Metal, Glass & Plastic Containers	45,589	1.60%	2.27%	25,799	1.34%	1.69%
Diversified Financial Services	45,547	1.59%	2.27%	31,860	1.65%	2.08%
Cable & Satellite	44,408	1.55%	2.21%	24,360	1.26%	1.59%
Life Sciences Tools & Services	42,625	1.49%	2.13%	27,419	1.42%	1.79%
Health Care Equipment	40,904	1.43%	2.04%	39,945	2.07%	2.61%
Integrated Telecommunication Services	40,658	1.42%	2.03%	39,481	2.05%	2.58%
Diversified Chemicals	40,430	1.41%	2.02%	—	—%	—%
Health Care Distributors	40,095	1.40%	2.00%	33,083	1.72%	2.16%
Personal Care Products	38,164	1.34%	1.90%	44,284	2.30%	2.90%
Auto Parts & Equipment	32,895	1.15%	1.64%	33,061	1.72%	2.16%
Health Care Facilities	30,529	1.07%	1.52%	20,564	1.07%	1.34%
Research & Consulting Services	28,390	0.99%	1.42%	21,180	1.10%	1.39%
Office Services & Supplies	28,077	0.98%	1.40%	21,588	1.12%	1.41%
Gold	27,855	0.97%	1.39%	27,627	1.43%	1.81%
Biotechnology	27,238	0.95%	1.36%	35,838	1.86%	2.34%
Alternative Carriers	22,395	0.78%	1.12%	—	—%	—%
Trading Companies & Distributors	19,497	0.68%	0.97%	25,536	1.33%	1.67%
Restaurants	19,289	0.67%	0.96%	19,013	0.99%	1.24%
Passenger Airlines	19,274	0.67%	0.96%	12,529	0.65%	0.82%
Hotels, Resorts & Cruise Lines	17,085	0.60%	0.85%	17,051	0.88%	1.12%
Real Estate Development	16,012	0.56%	0.80%	15,849	0.82%	1.04%
Internet Services & Infrastructure	14,848	0.52%	0.74%	14,726	0.76%	0.96%
Insurance Brokers	14,302	0.50%	0.71%	13,857	0.72%	0.91%
Advertising	11,727	0.41%	0.58%	11,343	0.59%	0.74%
Leisure Facilities	9,620	0.34%	0.48%	9,093	0.47%	0.59%
Food Distributors	6,555	0.23%	0.33%	6,109	0.32%	0.40%
Paper & Plastic Packaging Products & Materials	6,279	0.22%	0.31%	4,543	0.24%	0.30%
Oil & Gas Refining & Marketing	5,950	0.21%	0.30%	—	—%	—%
Diversified Real Estate Activities	4,717	0.17%	0.24%	4,696	0.24%	0.31%
Leisure Products	4,398	0.15%	0.22%	4,131	0.21%	0.27%
Other Specialized REITs	3,163	0.11%	0.16%	2,947	0.15%	0.19%
Construction Materials	2,149	0.08%	0.11%	2,022	0.10%	0.13%
Air Freight & Logistics	—	—%	—%	6,800	0.35%	0.44%
Consumer Finance	—	—%	—%	6,107	0.32%	0.40%
Soft Drinks & Non-alcoholic Beverages	—	—%	—%	5,542	0.29%	0.36%
Total	$2,857,808	100.00%	142.52%	$1,927,237	100.00%	126.03%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$1,038,374	$1,621,228	$2,659,602
Subordinated debt (including CLO Notes)	—	155,691	25,352	181,043
Preferred equity	—	—	12,091	12,091
Common equity and warrants	—	—	5,072	5,072
Total investments at fair value	—	1,194,065	1,663,743	2,857,808
Derivative asset	—	10,566	—	10,566
Total assets at fair value	$—	$1,204,631	$1,663,743	$2,868,374
Derivative liabilities	$—	$2,817	$—	$2,817
Total liabilities at fair value	$—	$2,817	$—	$2,817
The following table presents the financial instruments carried at fair value as of September 30, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$754,220	$1,063,761	$1,817,981
Subordinated debt (including CLO Notes)	—	83,824	13,792	97,616
Common equity and warrants	—	53	5,839	5,892
Preferred equity	—	—	5,748	5,748
Total investments at fair value	—	838,097	1,089,140	1,927,237
Derivative asset	—	2,041	—	2,041
Total assets at fair value	$—	$840,138	$1,089,140	$1,929,278
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
The principal value of any borrowings outstanding under the ING Credit Agreement (as defined below), the JPM Loan and Security Agreement (as defined below), the SMBC Loan and Security Agreement (as defined below) and the CIBC Loan and Servicing Agreement (as defined below) approximates fair value due to its variable rate and is included in Level 3 of the hierarchy.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from September 30, 2023 to December 31, 2023, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2023	$1,063,761	$13,792	$5,748	$5,839	$1,089,140
Purchases	566,371	11,560	6,211	—	584,142
Sales and repayments	(19,401)	—	—	—	(19,401)
Transfers in (a)	7,094	—	—	—	7,094
Capitalized PIK interest income	621	—	—	—	621
Accretion of OID	2,353	—	—	—	2,353
Net unrealized appreciation (depreciation)	666	—	132	(767)	31
Net realized gains (losses)	(237)	—	—	—	(237)
Fair value as of December 31, 2023	$1,621,228	$25,352	$12,091	$5,072	$1,663,743
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2023	$373	$—	$132	$(768)	$(263)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended December 31, 2023 as a result of a change in the number of market quotes available and/or a change in market liquidity.
The following table provides a roll-forward of the changes in fair value from September 30, 2022 to December 31, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2022	$153,069	$3,303	$5,497	$1,023	$162,892
Purchases	132,635	3,303	—	2,162	138,100
Sales and repayments	(444)	—	—	—	(444)
Transfers in (a)	3,815	—	—	—	3,815
Capitalized PIK interest income	527	—	—	—	527
Accretion of OID	390	—	—	—	390
Net unrealized appreciation (depreciation)	(4,289)	—	(302)	372	(4,219)
Fair value as of December 31, 2022	$285,703	$6,606	$5,195	$3,557	$301,061
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2022	$(4,291)	$—	$(302)	$372	$(4,221)
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of December 31, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$1,312,632	Market Yield	Market Yield	(b)	10.0%	-	21.0%	12.5%
	6,562	Enterprise Value	Revenue Multiple	(e)	0.2x	-	0.4x	0.3x
	240,902	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	61,132	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	25,352	Market Yield	Market Yield	(b)	9.0%	-	11.0%	10.0%
Common equity and warrants & preferred equity	2,742	Enterprise Value	Revenue Multiple	(e)	0.7x	-	3.2x	0.7x
	7,872	Enterprise Value	EBITDA Multiple	(e)	6.0x	-	15.1x	13.0x
	6,549	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$1,663,743
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 4. Fee Income
For the three months ended December 31, 2023, the Company recorded total fee income of $401, of which $32 was recurring in nature. For the three months ended December 31, 2022, the Company recorded total fee income of $87, of which $62 was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2023:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2023	64,896	$649	$1,536,305	$(7,749)	$1,529,205
Issuance of Common Shares in public offering	19,952	199	468,588	—	468,787
Issuance of Common Shares under dividend reinvestment plan	496	5	11,642	—	11,647
Shares repurchased, net of early repurchase deduction	(446)	(4)	(10,522)	—	(10,526)
Net investment income	—	—	—	35,803	35,803
Net unrealized appreciation (depreciation)	—	—	—	16,919	16,919
Net realized gains (losses)	—	—	—	453	453
Provision for income tax (expense) benefit	—	—	—	(241)	(241)
Distributions to shareholders	—	—	—	(46,876)	(46,876)
Balance at December 31, 2023	84,898	$849	$2,006,013	$(1,691)	$2,005,171
The following table presents the changes in net assets for the three months ended December 31, 2022:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2022	15,628	$156	$380,646	$(14,075)	$366,727
Issuance of Common Shares	5,536	55	129,653	—	129,708
Issuance of Common Shares under dividend reinvestment plan	78	1	1,831	—	1,832
Net investment income	—	—	—	10,097	10,097
Net unrealized appreciation (depreciation)	—	—	—	(2,842)	(2,842)
Net realized gains (losses)	—	—	—	(660)	(660)
Provision for income tax (expense) benefit	—	—	—	(51)	(51)
Distributions to shareholders				(11,356)	(11,356)
Balance at December 31, 2022	21,242	$212	$512,130	$(18,887)	$493,455

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class S and Class D common shares of beneficial interest at $0.01 per share par value. As of December 31, 2023, the Company has issued and sold 57,153,825 Class I shares for an aggregate purchase price of $1,354.6 million. As of December 31, 2023, the Company has issued and sold 27,196,230 Class S shares for an aggregate purchase price of $639.5 million. As of December 31, 2023, the Company has issued and sold 22,314 Class D shares for an aggregate purchase price of $0.5 million. As of December 31, 2023, the Company has issued 552,287 Class I shares, 647,911 Class S shares and 117 Class D shares pursuant to its distribution reinvestment plan.
The following table summarizes transactions in common shares of beneficial interest for the three months ended December 31, 2023:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	13,159,301	$309,178
Issuance of Common Shares under dividend reinvestment plan	218,653	5,139
Share repurchases, net of early repurchase deduction	(369,913)	(8,729)
Net increase (decrease)	13,008,041	$305,588
Class S
Issuance of Common Shares in public offering	6,777,146	$159,230
Issuance of Common Shares under dividend reinvestment plan	277,026	6,506
Share repurchases, net of early repurchase deduction	(76,176)	(1,797)
Net increase (decrease)	6,977,996	$163,939
Class D
Issuance of Common Shares in public offering	16,137	$379
Issuance of Common Shares under dividend reinvestment plan	100	2
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	16,237	$381
Total net increase (decrease)	20,002,274	$469,908
The following table summarizes transactions in common shares of beneficial interest for the three months ended December 31, 2022:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	3,605,882	$84,482
Issuance of Common Shares under dividend reinvestment plan	44,634	1,045
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	3,650,516	$85,527
Class S
Issuance of Common Shares in public offering	1,929,704	$45,226
Issuance of Common Shares under dividend reinvestment plan	33,618	787
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	1,963,322	$46,013
Total net increase (decrease)	5,613,838	$131,540

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares during the three months ended December 31, 2023 and 2022:

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62

	Class I Shares	Class S Shares	Class D Shares
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding Common Shares. The following table presents distributions that were declared during the three months ended December 31, 2023:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
				$0.6100	$32,392

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
				$0.5600	$14,475

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
				$0.5953	$9

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table presents distributions that were declared during the three months ended December 31, 2022:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
				$0.6000	$9,127

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
				$0.5503	$2,229
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
Through December 31, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the three months ended December 31, 2023:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.4726	$24,939	$0.4230	$10,857	$0.4590	$7
Distributions in excess of net investment income	0.1374	7,453	0.1370	3,618	0.1363	2
Total	$0.6100	$32,392	$0.5600	$14,475	$0.5953	$9

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
During the three months ended December 31, 2023, the Company repurchased pursuant to such tender offers an aggregate of 369,913 Class I and 76,176 Class S shares. The following table presents the share repurchases completed during the three months ended December 31, 2023:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2023	446,089	0.69%	$23.62	$10,526
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

Effective on and as of August 15, 2023, the Company entered into a subsequent incremental commitment and assumption agreement (the “Second Subsequent Incremental Commitment and Assumption Agreement”) among the Company, as borrower, the Subsidiary Guarantor, ING, as administrative agent and issuing bank, and Deutsche Bank AG, New York Branch and US Bank National Association, as Assuming Lenders. Pursuant to the Subsequent Incremental Commitment and Assumption Agreement, the Assuming Lenders (i) became Lenders under the ING Credit Agreement and (ii) agreed to make a Commitment to the Company in the aggregate amount of $75 million. The Second Subsequent Incremental Commitment and Assumption Agreement increased the aggregate amount of Commitments under the ING Credit Agreement from $1,110 million to $1,185 million.

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

As of December 31, 2023 and September 30, 2023, the Company had $420.0 million and $320.0 million outstanding under the ING Credit Agreement. For the three months ended December 31, 2023, the Company’s borrowings under the ING Credit Agreement bore interest at a weighted average rate of 7.69%. For the three months ended December 31, 2022, the Company’s borrowings under the ING Facility bore interest at a weighted average rate of 5.81%. The Company recorded $9,317 of interest expense (inclusive of fees), related to the ING Credit Agreement for the three months ended December 31, 2023. The Company recorded $2,806 of interest expense (inclusive of fees) related to the ING Facility for the three months ended December 31, 2022.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
As of December 31, 2023, OSCF Lending SPV had $150.0 million outstanding under the JPM Loan and Security Agreement. For the three months ended December 31, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 8.49%. The Company recorded $3,592 of interest expense (inclusive of fees), related to the JPM Loan and Security Agreement for the three months ended December 31, 2023.

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

Effective on and as of December 22, 2023, the Company entered into the First Amendment to Loan and Servicing Agreement among OSCF Lending III SPV, the Company, Citibank, N.A., Virtus Group, LP and SMBC, which amended the SMBC Loan and Security Agreement to adjust the concentration limits set forth therein for certain large middle market loan assets that do not contain a maintenance covenant.

The SMBC Loan and Security Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “SMBC Availability Period”) and a stated maturity date that is five years after the SMBC Closing Date. Borrowings under the SMBC Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending III SPV, either (1) SOFR plus 2.45% up to and including 3.00% depending on the collateral securing the facility or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 1.45% up to and including 2.00% depending on the collateral securing the facility. The Company is required to pay a non-usage fee of 0.50% on undrawn borrowings during the first three months of the facility and thereafter 0.50% or 0.75% during the remainder of the SMBC Availability Period depending on amounts borrowed by the Company under the facility.

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

As of December 31, 2023, there were no borrowings outstanding under the SMBC Loan and Security Agreement. The Company recorded $287 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the three months ended December 31, 2023.

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

As of December 31, 2023, there were no borrowings outstanding under the CIBC Loan and Servicing Agreement. The Company recorded $75 of interest expense (inclusive of fees) related to the CIBC Loan and Servicing Agreement for the three months ended December 31, 2023.

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

The 2028 Unsecured Notes mature on November 14, 2028, unless previously redeemed or repurchased in accordance with their terms. The 2028 Unsecured Notes bear interest at a rate of 8.400% per year payable semi-annually in arrears on May 14 and November 14 of each year, commencing on May 14, 2024. The 2028 Unsecured Notes are the Company’s direct, unsecured obligations and rank senior in right of payment to its future indebtedness that is expressly subordinated in right of payment to the 2028 Unsecured Notes; equal in right of payment to its existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by its subsidiaries, financing vehicles or similar facilities.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
In connection with the 2028 Unsecured Notes, the Company entered into an interest rate swap to more closely align the interest rate payable on the 2028 Unsecured Notes with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 8.400% and pays a floating interest rate of the three-month SOFR plus 4.0405% on a notional amount of $350 million.

The below table presents the components of the carrying value of the 2028 Notes as of December 31, 2023:

($ in millions)
Principal	$350.0
Unamortized financing costs	(4.2)
Unaccreted discount	(1.7)
Interest rate swap fair value adjustment	10.6
Net carrying value	$354.7
Fair Value	$369.2
Market quotes are utilized as of the valuation date to estimate the fair value of the 2028 Notes, which are included in Level 2 of the hierarchy.
The below table presents the components of interest and other debt expenses related to the 2028 Notes for the three months ended December 31, 2023:

($ in millions)
Coupon interest	$3.8
Amortization of financing costs and discount	0.1
Effect of interest rate swap	0.6
Total interest expense	$4.5
Coupon interest rate (net of effect of interest rate swaps)	9.450%

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2023 and 2022:

	Three months ended December 31, 2023	Three months ended December 31, 2022
Net increase (decrease) in net assets resulting from operations	$52,934	$6,544
Net unrealized (appreciation) depreciation	(16,919)	2,842
Book/tax difference due to capital gains incentive fees	2,141	—
Other book/tax differences	(4,535)	(422)
Taxable income (1)	$33,621	$8,964
__________________
(1)The Company's taxable income for the three months ended December 31, 2023 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. The final taxable income may be different than the estimate.
For the three months ended December 31, 2023, the Company recognized a total provision for income tax expense of $241, which was comprised of a current tax expense of $241.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the three months ended December 31, 2022, the Company recognized a total provision for income tax expense of $51, which was comprised of a current tax expense of $56 and a deferred income tax benefit of $4 that resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company's total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering. For the three months ended December 31, 2023, base management fees were $5,756, none of which was waived. For the three months ended December 31, 2022, base management fees were $1,396, of which $877 was waived.
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

For the three months ended December 31, 2023, the Investment Income Incentive Fee was $5,754, none of which was waived. For the three months ended December 31, 2022, the Investment Income Incentive Fee was $1,240, of which $765 was waived.
Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class S shares, Class D shares and Class I shares. As of December 31, 2023, the Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2023, there were $2,141 of accrued Capital Gains Incentive Fees. For the three months ended December 31, 2022, there were no accrued Capital Gains Incentive Fees. As of December 31, 2023, there were $2,419 of accrued Capital Gains Incentive Fees accrued since inception.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Administration Agreement

Effective as of February 3, 2022, the Company has entered into an Administration Agreement (as amended and restated, the “Administration Agreement”) with Oaktree Fund Administration, LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to shareholders and reports filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s shareholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others.

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

For the three months ended December 31, 2023, the Company incurred $369 of expenses under the Administration Agreement, of which $302 was included in administrator expense, $61 was included in general and administrative expenses and $6, was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the three months ended December 31, 2022, the Company incurred $176 if expenses under the Administration Agreement, of which $144, was included in administrator expense, $24 was included in general and administrative expenses and $8 was included in organization expenses and amortization of offering costs on the Consolidated Statements of Operations.

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

For the three months ended December 31, 2023, the Company recorded distribution and shareholder servicing fees of $1,281, primarily all of which were attributable to Class S shares. For the three months ended December 31, 2022, the Company recorded distribution and shareholder servicing fees of $199, primarily all of which were attributable to Class S shares.

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

For the three months ended December 31, 2023, the Adviser did not make any Expense Payments. For the three months ended December 31, 2023, the Company made reimbursement payments of $1,045 to the Adviser. For the three months ended December 31, 2022, the Adviser made Expense Payments in the amount of $852. For the three months ended December 31, 2022, the Adviser waived its right to receive a Reimbursement Payment from the Company and as of December 31, 2022 no Reimbursement Payments were made to the Adviser. As of December 31, 2023, there were no amounts due to the Adviser from the Company under the Expense Support Agreement.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

(Share amounts in thousands)	Three months ended December 31, 2023			Three months ended December 31, 2022
	Class I	Class S	Class D	Class I	Class S
Net asset value at beginning of period	$23.56	$23.56	$23.56	$23.47	$23.47
Net investment income (1)	0.47	0.42	0.46	0.54	0.49
Net unrealized appreciation (depreciation) (1)(2)	0.19	0.19	0.19	(0.15)	(0.15)
Net realized gains (losses) (1)	0.01	0.01	0.01	(0.03)	(0.03)
Net increase (decrease) in net assets resulting from operations	0.67	0.62	0.66	0.36	0.31
Distributions of net investment income to shareholders	(0.47)	(0.42)	(0.46)	(0.60)	(0.55)
Distributions in excess of net investment income	(0.14)	(0.14)	(0.14)	—	—
Net asset value at end of period	$23.62	$23.62	$23.62	$23.23	$23.23
Total return (3)	2.88%	2.66%	2.82%	1.55%	1.33%
Common shares outstanding at beginning of the period or the commencement date	44,103	20,787	6	13,040	2,588
Common shares outstanding at end of period	57,111	27,765	22	16,690	4,552
Net assets at the beginning of the period or the commencement date	$1,039,238	$489,821	$146	$305,989	$60,738
Net assets at end of period	$1,348,877	$655,764	$530	$387,720	$105,735
Average net assets (4)	$1,244,421	$605,418	$348	$354,128	$93,901
Ratio of net investment income to average net assets (5)	2.01%	1.80%	1.95%	2.30%	2.08%
Ratio of total expenses to average net assets (5)(7)	1.79%	2.00%	1.85%	1.58%	1.79%
Ratio of net expenses to average net assets (5)	1.84%	2.06%	1.91%	1.02%	1.24%
Ratio of portfolio turnover to average investments at fair value (5)	3.74%	3.74%	3.74%	7.24%	7.24%
Weighted average outstanding debt	$734,946	$734,946	$734,946	$155,109	$155,109
Average debt per share (1)	$9.37	$9.37	$9.37	$8.13	$8.13
Asset coverage ratio (6)	317.80%	317.80%	317.80%	389.47%	389.47%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation on investments for the three months ended December 31, 2023 and 2022 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the three months ended December 31, 2023 and 2022 have not been annualized for purposes of this ratio.
(6)	Based on outstanding senior securities of $922.8 million and $170.5 million as of December 31, 2023 and 2022.
(7)	Total expenses to average net assets is prior to management fee waivers and expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of December 31, 2023, off-balance sheet arrangements consisted of $300,608 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. As of September 30, 2023, off-balance sheet arrangements consisted of $224,611 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of December 31, 2023 and September 30, 2023 is shown in the table below:

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2023	September 30, 2023
MRI Software LLC	$25,000	$—
AmSpec Parent LLC	19,666	—
PetVet Care Centers, LLC	19,210	—
NFM & J, L.P.	17,360	—
107-109 Beech OAK22 LLC	16,983	16,983
Next Holdco, LLC	16,443	—
CVAUSA Management, LLC	13,657	17,469
OneOncology, LLC	13,159	13,159
Seres Therapeutics, Inc.	12,990	12,990
Bamboo US Bidco LLC	8,832	9,100
North Star Acquisitionco, LLC	7,732	7,732
scPharmaceuticals Inc.	7,654	7,654
SEI Holding I Corporation	7,163	2,633
Enverus Holdings, Inc.	6,830	—
IW Buyer LLC	6,432	6,432
WP CPP Holdings, LLC	5,831	—
Kings Buyer, LLC	5,549	5,471
ACP Falcon Buyer Inc	5,333	5,333
Grove Hotel Parcel Owner, LLC	5,305	5,305
Entrata, Inc.	5,211	5,211
Harrow, Inc.	5,018	5,018
Inventus Power, Inc.	4,967	4,967
ADC Therapeutics SA	4,770	4,770
Crewline Buyer, Inc.	4,573	—
BioXcel Therapeutics, Inc.	4,471	6,932
iCIMs, Inc.	4,428	4,774
Evergreen IX Borrower 2023, LLC	4,006	4,006
Ardonagh Midco 3 PLC	3,520	3,520
107 Fair Street LLC	3,434	3,434
Establishment Labs Holdings Inc.	3,378	3,378
PPW Aero Buyer, Inc.	3,363	3,603
Finastra USA, Inc.	3,336	3,577
HUB Pen Company, LLC	3,213	3,213
Dukes Root Control Inc.	2,535	3,104
MND Holdings III Corp	2,333	9,331
Transit Buyer LLC	2,214	3,850
Coupa Holdings, LLC	2,122	2,122
Galileo Parent, Inc.	2,118	1,757
Oranje Holdco, Inc.	1,968	1,968
Avalara, Inc.	1,903	1,903
Salus Workers' Compensation, LLC	1,898	1,898
112-126 Van Houten Real22 LLC	1,728	1,892
LSL Holdco, LLC	1,015	1,015
SCP Eye Care Services, LLC	1,003	1,730
ASP-R-PAC Acquisition Co LLC	588	588
Pluralsight, LLC	366	611
Delta Leasing SPV II LLC	—	11,560
Resistance Acquisition, Inc.	—	10,507
Innocoll Pharmaceuticals Limited	—	2,656
Impel Pharmaceuticals Inc.	—	894
Supreme Fitness Group NY Holdings, LLC	—	561
	$300,608	$224,611

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended December 31, 2023, except as discussed below.

Share Issuance

On January 1, 2024, the Company issued and sold pursuant to its continuous public offering 4,474,335 Class I shares for proceeds of $105.7 million, 2,122,610 Class S shares for proceeds of $50.1 million and 5,504 Class D shares for proceeds of $0.1 million.

Distributions

On January 24, 2024, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0167	$0.1733
Class D shares	$0.1900	$0.0049	$0.1851

The distribution is payable to shareholders of record as of January 31, 2024 and will be paid on or about February 27, 2024. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q. All amounts are shown in thousands, except share and per share amounts, percentages and as otherwise indicated..
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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2023 and elsewhere in this quarterly report on Form 10-Q.
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
As of June 1, 2022, we had satisfied the minimum offering requirement and our board of trustees (the "Board of Trustees" or the "Board") had authorized the release of proceeds from escrow. As of December 31, 2023, we have issued and sold 57,153,825 Class I shares for an aggregate purchase price of $1,354.6 million of which $100.0 million was purchased by an affiliate of the Adviser. As of December 31, 2023, we have issued and sold 27,196,230 Class S shares for an aggregate purchase price of $639.5 million. As of December 31, 2023, we have issued and sold 22,314 Class D shares for an aggregate purchase price of $0.5 million.

Business Environment and Developments
Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, elevated interest rates, a potential slowdown in economic activity and the current conflicts in the Middle East have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials and transportation sectors, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
We are unable to predict the full effects of these macroeconomic events or how they might evolve. We continue to closely monitor the impact these events have on our business, industry and portfolio companies and will provide constructive solutions where necessary.
Against this backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to middle market companies that typically possess resilient business models with strong underlying fundamentals. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
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
The fair value of our investments as of December 31, 2023 and September 30, 2023 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
As of December 31, 2023, we held $2,857.8 million of investments at fair value, up from $1,927.2 million held at September 30, 2023, primarily driven by new originations funded primarily by cash proceeds from our continuous public offering.
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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2023, there was one investment on non-accrual status that in the aggregate represented 0.4% and 0.2% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were no investments on non-accrual status.
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

Portfolio Composition
As of December 31, 2023, the fair value of our investment portfolio was $2,857.8 million and was composed of investments in 143 portfolio companies. As of September 30, 2023, the fair value of our investment portfolio was $1,927.2 million and was composed of investments in 123 portfolio companies.
As of December 31, 2023 and September 30, 2023, our investment portfolio consisted of the following:

	December 31, 2023	September 30, 2023
Cost:
Senior Secured Debt	93.20%	94.39%
Subordinated Debt	6.25%	5.12%
Preferred Equity	0.43%	0.31%
Common Equity and Warrants	0.12%	0.18%
Total	100.00%	100.00%

	December 31, 2023	September 30, 2023
Fair Value:
Senior Secured Debt	93.06%	94.32%
Subordinated Debt	6.34%	5.07%
Preferred Equity	0.42%	0.30%
Common Equity and Warrants	0.18%	0.31%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	December 31, 2023	September 30, 2023
Fair Value:
Application Software	12.53%	13.67%
Diversified Support Services	5.56%	2.10%
Health Care Technology	5.47%	3.74%
Health Care Services	4.92%	3.00%
Other Specialty Retail	4.57%	5.44%
Systems Software	4.35%	3.64%
Aerospace & Defense	4.28%	3.92%
Interactive Media & Services	4.09%	1.25%
Industrial Machinery & Supplies & Components	3.60%	1.58%
Property & Casualty Insurance	2.68%	2.17%
Environmental & Facilities Services	2.66%	3.93%
Education Services	2.66%	3.20%
Electrical Components & Equipment	2.65%	3.94%
Diversified Metals & Mining	2.63%	4.95%
Pharmaceuticals	2.54%	3.28%
Health Care Supplies	2.37%	1.93%
Specialized Finance	2.28%	2.53%
Multi-Sector Holdings	2.27%	1.50%
Distributors	1.65%	2.69%
Metal, Glass & Plastic Containers	1.60%	1.34%
Diversified Financial Services	1.59%	1.65%
Cable & Satellite	1.55%	1.26%
Life Sciences Tools & Services	1.49%	1.42%
Health Care Equipment	1.43%	2.07%
Integrated Telecommunication Services	1.42%	2.05%
Diversified Chemicals	1.41%	—%
Health Care Distributors	1.40%	1.72%
Personal Care Products	1.34%	2.30%
Auto Parts & Equipment	1.15%	1.72%
Health Care Facilities	1.07%	1.07%
Research & Consulting Services	0.99%	1.10%
Office Services & Supplies	0.98%	1.12%
Gold	0.97%	1.43%
Biotechnology	0.95%	1.86%
Alternative Carriers	0.78%	—%
Trading Companies & Distributors	0.68%	1.33%
Restaurants	0.67%	0.99%
Passenger Airlines	0.67%	0.65%
Hotels, Resorts & Cruise Lines	0.60%	0.88%
Real Estate Development	0.56%	0.82%
Internet Services & Infrastructure	0.52%	0.76%
Insurance Brokers	0.50%	0.72%
Advertising	0.41%	0.59%
Leisure Facilities	0.34%	0.47%
Food Distributors	0.23%	0.32%
Paper & Plastic Packaging Products & Materials	0.22%	0.24%
Oil & Gas Refining & Marketing	0.21%	—%
Diversified Real Estate Activities	0.17%	0.24%
Leisure Products	0.15%	0.21%
Other Specialized REITs	0.11%	0.15%
Construction Materials	0.08%	0.10%
Air Freight & Logistics	—%	0.35%
Consumer Finance	—%	0.32%
Soft Drinks & Non-alcoholic Beverages	—%	0.29%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	December 31, 2023	September 30, 2023
United States	90.27%	87.07%
United Kingdom	2.84%	2.34%
Canada	1.80%	2.94%
Luxembourg	1.47%	2.13%
India	1.38%	2.04%
France	0.59%	0.71%
Costa Rica	0.43%	0.64%
Chile	0.43%	0.65%
Cayman Islands	0.37%	0.68%
Switzerland	0.35%	0.51%
Australia	0.07%	—%
Netherlands	—%	0.29%
Total	100.00%	100.00%

See the Schedule of Investments as of December 31, 2023 and September 30, 2023, in our consolidated financial statements in Part I, Item 1, of this quarterly report on Form 10-Q, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of three months ended December 31, 2023 and December 31, 2022
Investment Income
Total investment income for the three months ended December 31, 2023 was $71,594 and consisted of $71,193 of interest income primarily from portfolio investments (including $621 of PIK interest income) and $401 of fee income. Total investment income for the three months ended December 31, 2022 was $14,882 and consisted of $14,795 of interest income primarily from portfolio investments (including $527 of PIK interest income) and $87 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio. Based on fair value as of December 31, 2023, the weighted average yield on our debt investments was 11.5%, up from 11.1% as of December 31, 2022.

Expenses
Net expenses for the three months ended December 31, 2023 were $35,791, up significantly from $4,785 for the three months ended December 31, 2022. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering. Net expenses consisted of the following:

	For the three months ended December 31, 2023	For the three months ended December 31, 2022
Expenses:
Base management fee	$5,756	$1,396
Investment income incentive fee	5,754	1,240
Capital gains incentive fee	2,141	—
Professional fees	835	398
Class S and Class D distribution and shareholder servicing fees	1,281	199
Board of trustees fees	91	66
Organization expenses	—	4
Amortization of continuous offering costs	222	848
Interest expense	17,740	2,806
Administrator expense	302	144
General and administrative expenses	624	178
Total expenses	$34,746	$7,279
Management and incentive fees waived	—	(1,642)
Expense reimbursements (support)	1,045	(852)
Net expenses	$35,791	$4,785

For the three months ended December 31, 2023, the Adviser did not make any Expense Payments. For the three months ended December 31, 2023, the Company made reimbursement payments of $1,045 to the Adviser. For the three months ended December 31, 2022, the Adviser made Expense Payments in accordance with the Expense Support Agreement in the amount of $852. For the three months ended December 31, 2022, the Adviser waived its right to receive a Reimbursement Payment from us as of December 31, 2022 and no Reimbursement Payments were made to the Adviser.
The Adviser waived management and incentive fees through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous offering. For the three months ended December 31, 2023, base management fees were $5,756, none of which was waived. For the three months ended December 31, 2023, investment income incentive fees were $5,754, none of which was waived. For the three months ended December 31, 2022, base management fees were $1,396, of which $877 was waived. For the three months ended December 31, 2022, the Investment Income Incentive Fee was $1,240, of which $765 was waived. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $16,919 for the three months ended December 31, 2023, which was primarily driven by unrealized appreciation across the investment portfolio. For the three months ended December 31, 2023, this consisted of $23.0 million of net unrealized appreciation on debt investments, partially offset by $4.9 million of net unrealized depreciation of foreign currency forward contracts, $0.7 million of net unrealized depreciation on equity investments and $0.5 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
Net unrealized depreciation was $2,842 for the three months ended December 31, 2022, which was primarily driven by unrealized losses on debt investments related to credit spread widening.

Net Realized Gains (Losses)
Net realized gains were $453 for the three months ended December 31, 2023 which was primarily related to foreign currency forward contracts, partially offset by realized losses related to the exits of certain investments. Net realized losses were $660 for the three months ended December 31, 2022.
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
For the three months ended December 31, 2023, we experienced a net decrease in cash and cash equivalents of $49.8 million. During that period, $950.2 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $900.8 million, due primarily from $468.8 million of proceeds from the issuance of common shares, $348.2 million of proceeds from the issuance of unsecured notes and $125.0 million of net borrowings under the credit facilities, partially offset by $31.5 million of distributions paid to shareholders, $4.4 million of deferred financing and offering costs paid and $5.3 million of shares repurchases paid.
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
As of December 31, 2023, we had $101.3 million of cash and cash equivalents (including restricted cash of $8.3 million), portfolio investments (at fair value) of $2,857.8 million, $21.3 million of interest receivable, $2.4 million of due from broker,$1,215.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $23.4 million of net payables from unsettled transactions, $570.0 million of borrowings outstanding under our credit facilities and $354.7 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2023 and September 30, 2023, off-balance sheet arrangements consisted of $300,608 and $224,611, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of December 31, 2023	Weighted average debt outstanding for the three months ended December 31, 2023	Maximum debt outstanding for the three months ended December 31, 2023
ING Credit Agreement	$320,000	$420,000	$406,957	$420,000
JPM SPV Facility	125,000	150,000	145,380	150,000
2028 Notes	—	350,000	182,609	350,000
Total debt	$445,000	$920,000	$734,946

	Payments due by period as of December 31, 2023
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$420,000	$—	$—	$420,000
Interest due on ING Credit Agreement	143,732	31,970	63,940	47,822
JPM Loan and Security Agreement	150,000	—	—	150,000
Interest due on JPM Loan and Security Agreement	51,990	12,517	25,034	14,439
2028 Notes	350,000	—	—	350,000
Interest due on 2028 Notes	160,753	32,963	65,926	61,864
Total	$1,276,475	$77,450	$154,900	$1,044,125
Equity Activity
As of December 31, 2023, we have issued and sold 57,153,825 Class I shares for an aggregate purchase price of $1,354.6 million. As of December 31, 2023, we have issued and sold 27,196,230 Class S shares for an aggregate purchase price of $639.5 million. As of December 31, 2023, we have issued and sold 22,314 Class D shares for an aggregate purchase price of $0.5 million. As of December 31, 2023, we have issued 552,287 Class I shares, 647,911 Class S and 117 Class D shares pursuant to our distribution reinvestment plan.
The following table summarizes transactions in common shares of beneficial interest for the three months ended December 31, 2023:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	13,159,301	$309,178
Issuance of Common Shares under dividend reinvestment plan	218,653	5,139
Share repurchases, net of early repurchase deduction	(369,913)	(8,729)
Net increase (decrease)	13,008,041	$305,588
Class S
Issuance of Common Shares in public offering	6,777,146	$159,230
Issuance of Common Shares under dividend reinvestment plan	277,026	6,506
Share repurchases, net of early repurchase deduction	(76,176)	(1,797)
Net increase (decrease)	6,977,996	$163,939
Class D
Issuance of Common Shares in public offering	16,137	$379
Issuance of Common Shares under dividend reinvestment plan	100	2
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	16,237	$381
Total net increase (decrease)	20,002,274	$469,908

Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares during the three months ended December 31, 2023 and 2022:

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62

	Class I Shares	Class S Shares	Class D Shares
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding common shares of beneficial interest. The following table presents distributions that were declared during the three months ended December 31, 2023:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
				$0.6100	$32,392

				Class S
Distribution	Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
				$0.5600	$14,475

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
				$0.5953	$9

The following table presents distributions that were declared during the three months ended December 31, 2022:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
				$0.6000	$9,127

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
				$0.5503	$2,229
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
During the three months ended December 31, 2023, we repurchased pursuant to such tender offers an aggregate of 369,913 Class I and 76,176 Class S shares. The following table presents the share repurchases completed during the three months ended December 31, 2023:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2023	446,089	0.69%	$23.62	$10,526
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

We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2023, we were in compliance with all financial covenants under the ING Credit Agreement based on the financial information contained in this Quarterly Report on Form 10-Q. Borrowings under the ING Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The ING Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the ING Credit Agreement immediately due and payable.

As of December 31, 2023 and September 30, 2023, we had $420.0 million and $320.0 million outstanding under the ING Credit Agreement. For the three months ended December 31, 2023 and December 31, 2022, our borrowings under the ING Credit Agreement bore interest at a weighted average rate of 7.69% and 5.81%, respectively. We recorded $9,317 and $2,806 of interest expense (inclusive of fees), respectively, related to the ING Credit Agreement for the three months ended December 31, 2023 and December 31, 2022.
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
As of December 31, 2023, OSCF Lending SPV had $150.0 million outstanding under the JPM Loan and Security Agreement. For the three months ended December 31, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 8.49%. We recorded $3,592, of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three months ended December 31, 2023.
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

Effective on and as of December 22, 2023, the Company entered into the First Amendment to Loan and Servicing Agreement among OSCF Lending III SPV, the Company, Citibank, N.A., Virtus Group, LP and SMBC, which amended the SMBC Loan and Security Agreement to adjust the concentration limits set forth therein for certain large middle market loan assets that do not contain a maintenance covenant. The SMBC Loan and Security Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “SMBC Availability Period”) and a stated maturity date that is five years after the SMBC Closing Date. Borrowings under the SMBC Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending III SPV, either (1) SOFR plus 2.45% up to and including 3.00% depending on the collateral securing the facility or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%)

plus 1.45% up to and including 2.00% depending on the collateral securing the facility. We are required to pay a non-usage fee of 0.50% on undrawn borrowings during the first three months of the facility and thereafter 0.50% or 0.75% during the remainder of the SMBC Availability Period depending on amounts borrowed by us under the facility.
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
As of December 31, 2023, there were no borrowings outstanding under the SMBC Loan and Security Agreement. We recorded $287 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the three months ended December 31, 2023.
CIBC SPV Facility

Effective on and as of November 21, 2023 (the “CIBC Closing Date”), we entered into a loan and servicing agreement (as amended, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC (“OSCF Lending V SPV”), a wholly owned subsidiary of us, as borrower, we, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent, pursuant to which CIBC agreed to extend credit to OSCF Lending V SPV in an aggregate principal amount up to $150 million (the “ CIBC Maximum Commitment”) at any one time outstanding.

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

The obligations of OSCF Lending V SPV under the CIBC Loan and Security Agreement are secured by all of the assets held by OSCF Lending V SPV, including loans it has made or acquired (the “OSCF Lending V SPV Loans”). Under the Loan and Servicing Agreement, OSCF Lending V SPV, as borrower, and us, as servicer, have made representations and warranties regarding the OSCF Lending V SPV Loans, as well as the borrower’s and servicer’s businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of the OSCF Lending V SPV Loans, reporting requirements and other customary requirements for similar revolving funding facilities.

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

As of December 31, 2023, there were no borrowings outstanding under the CIBC Loan and Servicing Agreement. We recorded $75 of interest expense (inclusive of fees), related to the CIBC Loan and Servicing Agreement for the three months ended December 31, 2023.

2028 Unsecured Notes

On November 14, 2023, we issued $350 million aggregate principal amount of its 8.400% Notes due 2028 (the “2028 Unsecured Notes”) in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act pursuant to an indenture, dated as of November 14, 2023 (the “Base Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee (the “Notes Trustee”), and (2) a first supplemental indenture (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”) to the Base Indenture.

The 2028 Unsecured Notes mature on November 14, 2028, unless previously redeemed or repurchased in accordance with their terms. The 2028 Unsecured Notes bear interest at a rate of 8.400% per year payable semi-annually in arrears on May 14 and November 14 of each year, commencing on May 14, 2024. The 2028 Unsecured Notes are our direct, unsecured obligations and rank senior in right of payment to its future indebtedness that is expressly subordinated in right of payment to the 2028 Unsecured Notes; equal in right of payment to its existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that we later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by its subsidiaries, financing vehicles or similar facilities.

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

In connection with the 2028 Unsecured Notes, we entered into an interest rate swap to more closely align the interest rate payable on the 2028 Unsecured Notes with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 8.400% and pays a floating interest rate of the three-month SOFR plus 4.0405% on a notional amount of $350 million.

The below table presents the components of the carrying value of the 2028 Notes as of December 31, 2023:

($ in millions)
Principal	$350.0
Unamortized financing costs	(4.2)
Unaccreted discount	(1.7)
Interest rate swap fair value adjustment	10.6
Net carrying value	$354.7
Fair Value	$369.2
The below table presents the components of interest and other debt expenses related to the 2028 Notes for the three months ended December 31, 2023:

($ in millions)
Coupon interest	$3.8
Amortization of financing costs and discount	0.1
Effect of interest rate swap	0.6
Total interest expense	$4.5
Coupon interest rate (net of effect of interest rate swaps)	9.450%
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
Recent Developments
Share Issuance

On January 1, 2024, we issued and sold pursuant to our continuous public offering 4,474,335 Class I shares for proceeds of $105.7 million, 2,122,610 Class S shares for proceeds of $50.1 million and 5,504 Class D shares for proceeds of $0.1 million.
Distributions

On January 24, 2024, our Board of Trustees declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1900	$—	$0.1900
Class S shares	$0.1900	$0.0167	$0.1733
Class D shares	$0.1900	$0.0049	$0.1851

The distribution was payable to shareholders of record as of January 31, 2024 and was paid on February 27, 2024. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.

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
As of December 31, 2023, 88.6% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2023, 89.6% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2023 and September 30, 2023 was as follows:

	December 31, 2023		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$561,626	22.33%	$248,903	14.50%
>0% and <1%	963,175	38.29	603,477	35.15
1%	797,985	31.72	681,256	39.68
>1%	192,639	7.66	183,272	10.67
Total	$2,515,425	100.00%	$1,716,908	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2023, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$63,630	$(23,000)	$40,630
200	50,904	(18,400)	32,504
150	38,178	(13,800)	24,378
100	25,452	(9,200)	16,252
50	12,726	(4,600)	8,126

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(12,726)	$4,600	$(8,126)
100	(25,452)	9,200	(16,252)
150	(38,178)	13,800	(24,378)
200	(50,904)	18,400	(32,504)
250	(63,630)	23,000	(40,630)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of December 31, 2023 and September 30, 2023:

	December 31, 2023		September 30, 2023
($ in thousands)	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$842	$—	$—	$—
LIBOR
90 day	3,093	—	8,940	—
EURIBOR
30 day	€21,000	—	€21,000	—
90 day	24,380	—	16,530	—
180 day	9,600	—	15,266	—
SOFR
30 day	$1,203,279	420,000	$761,709	320,000
90 day (a)	1,227,164	500,000	877,157	125,000
180 day	28,320	—	30,006	—
SONIA
90 day	—	—	£21,086	—
180 day	£39,188	—	5,470	—
Fixed rate	$340,535	—	$216,996	—
_____________________
(a) Borrowings include the 2028 Notes, which effectively pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the three months ended December 31, 2023.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Third Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit (a) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-261775), filed on January 31, 2024).
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-261775), filed on January 31, 2024).
10.1	Second Amended and Restated Distribution Manager Agreement between the Registrant and the Distribution Manager, dated as of December 9, 2022 (incorporated by reference to Exhibit 9(h)(1) to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-261775), filed January 27, 2023).
10.2	First Amendment to Loan and Servicing Agreement, dated as of December 22, 2023, by and among OSCF Lending III SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor, Oaktree Strategic Credit Fund, as servicer, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, Citibank, N.A., as account bank and collateral custodian and Virtus Group, LP, as collateral administrator.*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: February 12, 2024