Form 10-Q
period 2024-03-31
Oaktree Strategic Credit Fund
filed 2024-05-14
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2024*
Class I shares of beneficial interest, $0.01 par value	74,680,237
Class S shares of beneficial interest, $0.01 par value	36,717,923
Class D shares of beneficial interest, $0.01 par value	53,792
Class T shares of beneficial interest, $0.01 par value	—
* Common shares outstanding exclude May 1, 2024 subscriptions because the issuance price is not yet finalized as of the date hereof.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I

Item 1. Financial Statements and Supplementary Data

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2024 (unaudited)	September 30, 2023
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost March 31, 2024: $3,496,473; cost September 30, 2023: $1,922,218)	$3,519,936	$1,927,237
Cash and cash equivalents	329,908	145,499
Restricted cash	16,453	5,637
Due from affiliates	—	861
Interest receivable	23,197	12,591
Receivables from unsettled transactions	17,634	11,579
Deferred financing costs	19,392	13,887
Deferred offering costs	594	270
Derivative asset at fair value	2,944	2,041
Other assets	1,644	533
Total assets	$3,931,702	$2,120,135
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,874	$2,291
Dividends payable	20,413	12,026
Base management fee and incentive fee payable	15,709	7,543
Payable for share repurchases	7,901	5,336
Due to affiliates	2,964	8,175
Interest payable	12,038	4,676
Payables from unsettled transactions	206,510	105,883
Derivative liabilities at fair value	252	—
Credit facilities payable	845,000	445,000
Unsecured notes payable (net of $4,018 of unamortized financing costs as of March 31, 2024)	347,295	—
Total liabilities	1,460,956	590,930
Commitments and contingencies (Note 12)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 104,627 and 64,896 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	1,046	649
Additional paid-in-capital	2,471,486	1,536,305
Accumulated distributable earnings (loss)	(1,786)	(7,749)
Total net assets (equivalent to $23.61 and $23.56 per common share as of March 31, 2024 and September 30, 2023, respectively) (Note 10)	2,470,746	1,529,205
Total liabilities and net assets	$3,931,702	$2,120,135
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	March 31, 2024 (unaudited)	September 30, 2023
Class I Shares:
Net assets	$1,652,401	$1,039,238
Common shares outstanding ($0.01 par value, unlimited shares authorized)	69,973	44,103
Net asset value per share	$23.61	$23.56
Class S Shares:
Net assets	$817,091	$489,821
Common shares outstanding ($0.01 par value, unlimited shares authorized)	34,601	20,787
Net asset value per share	$23.61	$23.56
Class D Shares:
Net assets	$1,254	$146
Common shares outstanding ($0.01 par value, unlimited shares authorized)	53	6
Net asset value per share	$23.61	$23.56

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	Six months ended March 31, 2023
Interest income:
Non-control/Non-affiliate investments	$90,546	$20,951	$158,283	$35,046
Interest on cash and cash equivalents	3,215	203	6,050	376
Total interest income	93,761	21,154	164,333	35,422
PIK interest income:
Non-control/Non-affiliate investments	2,045	561	2,666	1,088
Total PIK interest income	2,045	561	2,666	1,088
Fee income:
Non-control/Non-affiliate investments	1,250	141	1,651	228
Total fee income	1,250	141	1,651	228
Total investment income	97,056	21,856	168,650	36,738
Expenses:
Base management fee	7,242	1,970	12,998	3,366
Investment income incentive fee	7,980	1,733	13,734	2,973
Capital gains incentive fee	319	—	2,460	—
Professional fees	613	790	1,448	1,188
Class S and Class D distribution and shareholder servicing fees	1,614	328	2,895	527
Board of trustees fees	116	66	207	132
Organization expenses	4	—	4	4
Amortization of continuous offering costs	211	944	433	1,792
Interest expense	24,180	3,574	41,920	6,380
Administrator expense	417	300	719	444
General and administrative expenses	431	347	1,055	525
Total expenses	43,127	10,052	77,873	17,331
Management and incentive fees waived (Note 9)	—	—	—	(1,642)
Expense reimbursements (support) (Note 9)	—	—	1,045	(852)
Net expenses	43,127	10,052	78,918	14,837
Net investment income	53,929	11,804	89,732	21,901
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(3,220)	8,088	18,557	5,727
Foreign currency forward contracts	2,565	(34)	(2,293)	(515)
Net unrealized appreciation (depreciation)	(655)	8,054	16,264	5,212
Realized gains (losses):
Non-control/Non-affiliate investments	3,789	(1,256)	2,711	(1,893)
Foreign currency forward contracts	(442)	(485)	1,089	(508)
Net realized gains (losses)	3,347	(1,741)	3,800	(2,401)
Provision for income tax (expense) benefit	(144)	(54)	(385)	(105)
Net realized and unrealized gains (losses), net of taxes	2,548	6,259	19,679	2,706
Net increase (decrease) in net assets resulting from operations	$56,477	$18,063	$109,411	$24,607

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	Six months ended March 31, 2023
Operations:
Net investment income	$53,929	$11,804	$89,732	$21,901
Net unrealized appreciation (depreciation)	(655)	8,054	16,264	5,212
Net realized gains (losses)	3,347	(1,741)	3,800	(2,401)
Provision for income tax (expense) benefit	(144)	(54)	(385)	(105)
Net increase (decrease) in net assets resulting from operations	56,477	18,063	109,411	24,607
Distributions to common shareholders:
Class I	(39,142)	(11,437)	(71,534)	(20,564)
Class S	(17,405)	(3,426)	(31,880)	(5,655)
Class D	(25)	—	(34)	—
Net decrease in net assets resulting from distributions	(56,572)	(14,863)	(103,448)	(26,219)
Share transactions:
Class I:
Issuance of Common shares in public offering	301,199	132,246	610,377	216,728
Share transfers between classes	252	—	252	—
Issuance of Common shares under dividend reinvestment plan	8,013	1,422	13,152	2,467
Repurchased shares, net of early repurchase deduction	(5,813)	—	(14,542)	—
Net increase from share transactions	303,651	133,668	609,239	219,195
Class S:
Issuance of Common shares in public offering	155,916	93,136	315,146	138,362
Share transfers between classes	(252)	—	(252)	—
Issuance of Common shares under dividend reinvestment plan	8,035	1,401	14,541	2,188
Repurchased shares, net of early repurchase deduction	(2,404)	—	(4,201)	—
Net increase from share transactions	161,295	94,537	325,234	140,550
Class D:
Issuance of Common shares in public offering	715	—	1,094	—
Issuance of Common shares under dividend reinvestment plan	9	—	11	—
Net increase from share transactions	724	—	1,105	—
Total increase (decrease) in net assets	465,575	231,405	941,541	358,133
Net assets at beginning of period	2,005,171	493,455	1,529,205	366,727
Net assets at end of period	$2,470,746	$724,860	$2,470,746	$724,860
Net asset value per common share	$23.61	$23.42	$23.61	$23.42
Common shares outstanding at end of period	104,627	30,951	104,627	30,951

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2024	Six months ended March 31, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$109,411	$24,607
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(16,264)	(5,212)
Net realized (gains) losses	(3,800)	2,401
PIK interest income	(2,666)	(1,088)
Accretion of original issue discount on investments	(11,951)	(3,258)
Accretion of original issue discount on unsecured notes payable	133	—
Amortization of deferred financing costs	2,263	464
Amortization of deferred offering costs	433	1,792
Deferred taxes	—	(18)
Purchases of investments	(1,961,240)	(569,089)
Proceeds from the sales and repayments of investments	406,530	106,087
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	861	(852)
(Increase) decrease in interest receivable	(10,979)	(2,865)
(Increase) decrease in receivables from unsettled transactions	(6,055)	(9,538)
(Increase) decrease in other assets	(1,111)	163
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(181)	280
Increase (decrease) in base management fee and incentive fees payable	8,166	3,135
Increase (decrease) in due to affiliates	(5,660)	2,084
Increase (decrease) in interest payable	7,362	561
Increase (decrease) in payables from unsettled transactions	100,627	59,212
Net cash used in operating activities	(1,384,121)	(391,134)
Financing activities:
Distributions paid in cash	(67,358)	(19,470)
Borrowings under credit facilities	400,000	215,000
Repayments of borrowings under credit facilities	—	(140,000)
Issuance of unsecured notes	348,236	—
Proceeds from issuance of common shares	926,617	355,090
Deferred financing costs paid	(11,099)	(2,012)
Deferred offering costs paid	(233)	(143)
Share repurchases paid	(16,179)	—
Net cash provided by financing activities	1,579,984	408,465
Effect of exchange rate changes on foreign currency	(638)	(849)
Net increase (decrease) in cash and cash equivalents and restricted cash	195,225	16,482
Cash and cash equivalents and restricted cash, beginning of period	151,136	58,443
Cash and cash equivalents and restricted cash, end of period	$346,361	$74,925
Supplemental information:
Cash paid for interest	$32,161	$5,355
Non-cash financing activities:
Deferred financing costs incurred	$688	$257
Deferred offering costs incurred	525	542
Distribution payable	20,413	5,748
Reinvestment of dividends during the period	27,704	4,655
Shares repurchases accrued but not yet paid	7,901	—
Reconciliation to the Statement of Assets and Liabilities	March 31, 2024	September 30, 2023
Cash and cash equivalents	$329,908	$145,499
Restricted cash	16,453	5,637
Total cash and cash equivalents and restricted cash	$346,361	$151,136

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
37 Capital CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.87%		1/15/2034		$5,000	$5,000	$5,094	(5)(10)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		11,883	11,772	11,666	(8)(9)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			12.50%		5/31/2024		1,031	1,025	987	(8)(9)(11)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			12.00%		5/4/2024		3,949	3,945	3,910	(8)(9)(11)
AB BSL CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.82%		4/20/2036		3,800	3,800	3,852	(5)(10)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.33%		8/18/2028		39,325	38,778	39,417	(5)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	6.50%	11.83%		8/1/2029		34,580	33,658	34,583	(5)(8)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	6.50%			8/1/2029		—	(142)	—	(5)(8)(9)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.48%		10/31/2025		11,166	10,972	11,177	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	12.96%		8/15/2029		10,406	9,996	10,091	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	94	(8)(10)
AIP RD Buyer Corp.	Distributors	Second Lien Term Loan	SOFR+	7.75%	13.18%		12/21/2029		4,093	4,034	4,064	(5)(8)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	636	(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	11.50%	4.92%	11.99%	10/14/2027		14,112	13,311	12,948	(5)(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						878,545		943	1,801	(8)
American Airlines Group Inc.	Passenger Airlines	Fixed Rate Bond			8.50%		5/15/2029		6,534	6,534	6,907	(10)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.46%		12/30/2027		2,500	2,482	2,490	(5)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	14.21%		1/2/2029		6,901	6,806	6,504	(5)(8)
American Rock Salt Company LLC	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.44%		6/9/2028		25,655	24,423	22,502	(5)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.83%		10/20/2028		12,665	11,492	11,050	(5)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.05%		12/5/2030		70,424	68,745	68,826	(5)(8)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%			12/5/2030		—	(127)	(116)	(5)(8)(9)
AmSpec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.75%			12/5/2029		—	(225)	(212)	(5)(8)(9)
Amynta Agency Borrower Inc.	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.55%		2/28/2028		39,770	39,489	39,965	(5)
Anastasia Parent, LLC	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.32%		8/11/2025		6,804	5,712	4,985	(5)
Anchorage Capital CLO 20	Multi-Sector Holdings	CLO Notes	SOFR+	7.61%	12.93%		1/20/2035		750	715	739	(5)(10)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	10.83%		12/6/2027		94,203	92,882	92,988	(5)(8)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	10.06%		2/17/2031		89,235	87,897	87,897	(5)(8)(10)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%			2/17/2031		—	(62)	(66)	(5)(8)(9)(10)
ARES LXIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	3.75%	9.06%		4/15/2035		2,200	2,055	2,202	(5)(10)
ARES LXVIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	5.75%	11.07%		4/25/2035		5,000	5,000	5,089	(5)(10)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	12.45%		4/15/2034		3,500	3,396	3,464	(5)(10)
Artera Services, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.81%		2/15/2031		27,500	27,294	27,638	(5)
Artera Services, LLC	Construction & Engineering	Fixed Rate Bond			8.50%		2/15/2031		12,660	12,660	12,989
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.57%		12/29/2027		4,837	4,777	4,559	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.44%		12/29/2027		100	93	66	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.82%		10/25/2028		10,405	8,525	6,711	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.43%		8/19/2028		$14,682	$14,272	$14,178	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.68%		8/19/2028		29,807	28,985	28,838	(5)
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.58%		2/15/2029		38,059	36,839	37,795	(5)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		15,040	13,158	13,771
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809		5,693	5,824	(8)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.56%		10/19/2028		19,029	18,668	18,981	(5)(8)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(36)	(5)	(5)(8)(9)
Bain Capital Credit CLO, Limited	Multi-Sector Holdings	CLO Notes	SOFR+	7.54%	12.87%		4/20/2034		1,750	1,733	1,733	(5)(10)
Bain Capital Credit CLO 2022-3	Multi-Sector Holdings	CLO Notes	SOFR+	3.70%	9.02%		7/17/2035		3,500	3,372	3,505	(5)
Bain Capital Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.40%	7.33%		7/17/2034		€1,210	1,248	1,246	(5)(10)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	6.75%	8.69%	3.38%	9/30/2030		$25,175	24,481	24,546	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	6.75%	7.29%	3.38%	9/30/2030		€15,664	16,131	16,494	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	6.75%	8.69%	3.38%	9/30/2030		$417	352	319	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	6.75%			10/1/2029		—	(143)	(130)	(5)(8)(9)(10)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.35%	8.68%		5/10/2027		45,114	44,438	44,697	(5)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(5)(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.00%	4.81%	4/19/2027		1,362	1,361	1,270	(5)(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(5)(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(5)(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.00%	4.81%	4/19/2027		3,283	3,200	3,062	(5)(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						15,566		74	19	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						4,471		—	6	(8)(10)
Birch Grove CLO 2 LTD	Multi-Sector Holdings	CLO Notes	SOFR+	7.21%	12.52%		10/19/2034		5,375	5,330	5,385	(5)(10)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	10.05%		2/27/2031		50,000	49,250	49,270	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/27/2031		—	(225)	(219)	(5)(8)(9)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	5.00%	10.33%		3/12/2029		57,043	55,906	57,207	(5)
Carlyle Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.30%	7.24%		10/15/2035		€1,400	1,378	1,485	(5)(10)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.10%	12.68%		7/17/2034		$488	457	460	(5)(10)
CCO Holdings LLC	Cable & Satellite	Fixed Rate Bond			4.50%		5/1/2032		12,441	10,001	10,006	(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	6.00%	11.29%		6/21/2028		£32,697	39,673	41,334	(5)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.75%	10.94%		3/1/2029		18,365	22,890	23,092	(5)(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	9.44%		8/21/2028		$14,283	13,883	14,301	(5)(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			9.00%		9/15/2028		4,000	4,000	4,170	(10)
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.91%		3/30/2029		38,559	36,639	38,428	(5)
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.83%		3/21/2031		20,000	19,850	19,894	(5)
Cloud Software Group, Inc.	Application Software	Fixed Rate Bond			6.50%		3/31/2029		8,874	8,076	8,428
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.60%	11.91%		5/13/2026		12,056	11,821	11,863	(5)(8)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.60%	11.94%		5/13/2026		3,920	3,866	3,857	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		$9,277	$8,689	$8,518
Connect U.S. Finco LLC	Alternative Carriers	Fixed Rate Bond			6.75%		10/1/2026		9,800	9,513	9,613	(10)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%	12.81%		2/27/2030		13,464	13,179	13,262	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			2/27/2030		—	(15)	(11)	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	7.50%			2/27/2029		—	(19)	(14)	(5)(8)(9)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.31%		10/13/2029		30,801	29,571	30,876	(5)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	12.06%		11/8/2030		43,911	42,875	42,936	(5)(8)
Crewline Buyer, Inc.	Systems Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(108)	(102)	(5)(8)(9)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.75%	10.07%		1/30/2031		30,000	29,700	30,213	(5)
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	9.81%		7/31/2029		8,403	8,287	8,456	(5)(10)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	11.91%		5/22/2029		21,761	21,411	21,434	(5)(8)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(130)	(118)	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(100)	(49)	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%			5/22/2029		—	(66)	(38)	(5)(8)(9)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028		920	886	917
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		7,620	7,620	7,620	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		26,175	26,175	26,175	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330		330	398	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25		—	—	(8)(10)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.69%		8/2/2029		21,352	20,928	21,370
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.06%		4/26/2029		33,087	31,933	33,129	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	12.14%		12/8/2028		11,745	11,538	11,598	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.99%		12/8/2028		1,055	1,018	1,019	(5)(8)(9)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	12.22%		12/8/2028		1,143	1,117	1,125	(5)(8)(9)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.55%		4/2/2029		19,857	19,729	19,714	(5)
Ecco Holdings Corp.	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	11.06%		2/13/2031		62,536	61,309	61,329	(5)(8)
Ecco Holdings Corp.	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(133)	(130)	(5)(8)(9)
Ecco Holdings Corp.	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	11.06%		2/13/2030		225	93	95	(5)(8)(9)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	11.33%		7/10/2030		45,489	44,470	44,852	(5)(8)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%			7/10/2028		—	(111)	(73)	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.83%		12/24/2029		54,170	53,368	53,401	(5)(8)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(39)	(38)	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			12/24/2029		—	(59)	(59)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		$11,384	$11,288	$11,014	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		1,823	1,803	1,764	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.31%		9/30/2030		36,215	35,375	36,085	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			10/1/2029		—	(92)	(14)	(5)(8)(9)
Fiesta Purchaser, Inc.	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	9.33%		2/12/2031		10,000	9,900	10,028	(5)
Fiesta Purchaser, Inc.	Packaged Foods & Meats	Fixed Rate Bond			7.88%		3/1/2031		7,940	7,940	8,206
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.46%		9/13/2029		43,732	42,937	42,857	(5)(8)(10)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	12.57%		9/13/2029		841	758	750	(5)(8)(9)(10)
Fortress Credit BSL XIV	Multi-Sector Holdings	CLO Notes	SOFR+	7.65%	12.97%		10/23/2034		2,300	2,077	2,268	(5)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.75%	9.19%		10/8/2027		29,585	29,034	29,557	(5)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		7,517	6,382	6,375	(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	12.56%		5/3/2029		20,176	19,663	19,873	(5)(8)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	12.56%		5/3/2029		1,397	1,317	1,349	(5)(8)(9)
Gallatin CLO X 2023-1	Multi-Sector Holdings	CLO Notes	SOFR+	5.41%	10.72%		10/14/2035		5,000	4,913	4,973	(5)(10)
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	6.82%		1/20/2032		€1,000	883	1,067	(5)(10)
Greenway Health, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.75%	11.93%		4/1/2029		$25,000	24,290	24,600	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	13.43%		6/21/2027		17,419	17,194	17,070	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		—	(46)	(71)	(5)(8)(9)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(23)	(35)	(5)(8)(9)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.68%		4/9/2029		6,201	5,980	6,162	(5)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.95%		1/19/2026		9,319	9,170	9,226	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.95%		1/19/2026		1,792	1,759	1,774	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(80)	(50)	(5)(8)(9)(10)
Hertz Vehicle Financing III	Specialized Finance	CLO Notes			5.16%		6/26/2028		7,500	6,584	6,846	(10)
Hertz Vehicle Financing III	Specialized Finance	CLO Notes			6.78%		9/25/2028		8,377	7,690	8,059	(10)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		10,802	9,149	9,509	(10)
Horizon Aircraft Finance II Ltd.	Specialized Finance	CLO Notes			3.72%		7/15/2039		2,085	1,792	1,856	(10)
HPS Loan Management 10-2016	Multi-Sector Holdings	CLO Notes	SOFR+	6.67%	11.99%		4/20/2034		2,250	2,134	2,134	(5)(10)
HUB Pen Company, LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	6.50%	11.93%		12/31/2027		27,198	26,600	26,790	(5)(8)
HUB Pen Company, LLC	Other Specialty Retail	First Lien Revolver			6.50%		12/31/2027		108	35	58	(8)(9)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/1/2029		34,030	33,554	34,161	(5)(10)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			9.00%		2/15/2029		15,445	15,445	15,991	(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.56%		5/16/2028		$28,394	$27,692	$27,897	(5)(8)(10)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.80%		1/25/2030		27,948	27,406	27,423	(5)(8)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(52)	(50)	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.58%		8/18/2028		15,932	15,748	15,390	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.58%		8/18/2028		2,325	2,295	2,288	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%	12.05%		8/18/2028		97	78	48	(5)(8)(9)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		9,273	8,854	2,831	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		254	238	170	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		674	656	452	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		302	298	202	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	Warrants						127,376		—	—
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						36,087		85	—	(8)(10)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.94%		6/30/2025		43,545	42,732	42,561	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(93)	(112)	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	6.75%	12.18%		6/28/2029		34,202	33,306	33,604	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	6.75%			6/28/2029		—	(168)	(113)	(5)(8)(9)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	5.00%	10.33%		8/15/2028		23,750	23,124	$23,824	(5)(10)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.90%		10/29/2027		4,778	4,731	4,714	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.93%		10/29/2027		58,845	58,073	58,056	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	5.50%	14.00%		10/29/2027		66	60	58	(5)(8)(9)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	5.50%	14.00%		10/29/2027		488	424	423	(5)(8)(9)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.43%		10/29/2028		32,489	31,783	31,898	(5)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.98%		10/12/2027		11,972	11,239	12,441	(5)(10)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	5.50%	10.83%		6/30/2028		40,204	40,036	40,141	(5)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.43%		1/31/2028		8,951	8,837	8,296	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.43%		1/31/2028		1,042	988	966	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	11.43%		1/31/2028		406	393	332	(5)(8)(9)
Madison Park Euro Funding XIV	Multi-Sector Holdings	CLO Notes	E+	3.60%	7.54%		7/15/2032		€6,450	6,768	6,760	(5)(10)
Madison Park Funding LXIII	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.91%		4/21/2035		$5,000	5,000	5,107	(5)(10)
Mauser Packaging Solutions Holding Company	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.33%		8/14/2026		15,900	15,814	15,974	(5)
Mauser Packaging Solutions Holding Company	Metal, Glass & Plastic Containers	Fixed Rate Bond			7.88%		8/15/2026		12,500	12,362	12,744
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.18%		3/1/2029		18,749	18,042	18,758	(5)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		1,956	1,860	1,863	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						66,347		152	116	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						17,058		—	43	(8)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.71%		7/21/2027		$1,571	$1,539	$1,567	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.46%		7/21/2027		5,259	5,154	5,207	(5)(8)
Mitchell International, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	9.19%		10/15/2028		22,253	21,942	22,287	(5)
Mitchell International, Inc.	Application Software	Second Lien Term Loan	SOFR+	6.50%	11.94%		10/15/2029		170	163	170	(5)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.81%		2/28/2031		72,289	71,205	71,234	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			2/28/2031		—	(45)	(45)	(5)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(134)	(132)	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.90%		2/10/2027		4,573	4,449	4,523	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.90%		2/10/2027		7,166	7,160	7,088	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%			2/10/2027		—	(136)	—	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2027		—	—	(25)	(5)(8)(9)
Neptune Platform Buyer, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%	10.56%		1/19/2031		30,977	30,513	30,401	(5)(8)
Neptune Platform Buyer, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%			1/19/2031		—	—	(180)	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.32%		11/12/2030		46,624	45,925	46,004	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%			11/12/2030		—	(90)	(80)	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%			11/9/2029		—	(67)	(58)	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.15%		11/10/2029		22,258	21,991	21,849	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.18%		11/10/2029		412	288	184	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Revolver	PRIME+	4.75%	13.25%		11/10/2029		207	107	115	(5)(8)(9)
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			8.50%		10/1/2031		5,000	5,000	5,507
NFP Corp.	Diversified Financial Services	Fixed Rate Bond			7.50%		10/1/2030		841	823	887
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.75%	11.05%		5/3/2029		36,441	35,824	36,168	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	6.00%			5/3/2029		—	(33)	(31)	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	6.00%			5/3/2029		—	(74)	(33)	(5)(8)(9)
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	12.72%		7/20/2034		700	682	692	(5)(10)
Northwoods Capital XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.01%	9.34%		6/20/2034		4,000	3,919	4,004	(5)(10)
Ocean Trails CLO VIII	Multi-Sector Holdings	CLO Notes	SOFR+	4.01%	9.33%		7/15/2034		5,000	4,664	5,010	(5)(10)
Ocean Trails CLO XIV	Multi-Sector Holdings	CLO Notes	SOFR+	5.82%	11.14%		1/20/2035		1,000	1,000	1,004	(5)
Octagon 66	Multi-Sector Holdings	CLO Notes	SOFR+	5.09%	10.42%		11/16/2036		3,000	2,970	3,044	(5)(10)
OEConnection LLC	Application Software	Second Lien Term Loan	SOFR+	7.00%	12.43%		9/25/2027		5,355	5,290	5,282	(5)(8)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	12.80%		4/20/2034		1,105	1,047	1,050	(5)(10)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.56%		6/9/2030		22,771	22,267	22,543	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	13.75%		6/9/2030		2,975	2,831	2,889	(5)(8)(9)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/9/2030		—	(99)	(46)	(5)(8)(9)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.50%	12.81%		2/1/2029		15,746	15,429	15,510	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.50%			2/1/2029		—	(40)	(30)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
OZLM XXIII Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.28%	12.86%		4/15/2034		$1,000	$967	$959	(5)(10)
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.18%		2/1/2028		23,765	23,655	23,789	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	9.18%		2/11/2028		15,833	15,592	15,817	(5)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	11.33%		11/15/2030		73,463	72,073	72,148	(5)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(96)	(85)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(180)	(168)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						6,338		6,211	6,592	(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%	13.47%		4/6/2027		26,144	22,997	23,556	(5)(8)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%	13.47%		4/6/2027		1,639	1,442	1,477	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	12.33%		2/15/2029		26,623	25,758	25,824	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%	12.33%		2/15/2029		1,729	1,612	1,621	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	12.55%		1/23/2029		68,574	67,888	67,957	(5)(8)(10)
Project Accelerate Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	5.25%	10.55%		2/24/2031		43,750	43,313	43,352	(5)(8)
Project Accelerate Parent, LLC	Systems Software	First Lien Revolver	SOFR+	5.25%			2/24/2031		—	(63)	(57)	(5)(8)(9)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	10.56%		9/20/2030		63,733	62,463	62,458	(5)(8)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(132)	(133)	(5)(8)(9)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.97%		1/31/2028		£9,861	11,503	11,934	(5)(8)(10)
Radar Bidco Sarl	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.25%	9.58%		3/31/2031		$22,500	22,388	22,528	(5)(10)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.58%		4/5/2030		37,820	37,307	37,938	(5)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.75%	13.05%		9/21/2028		18,387	17,976	18,019	(5)(8)
Rockford Tower CLO 2024-1	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	12.81%		4/20/2037		2,500	2,475	2,475	(5)(10)
RR 24	Multi-Sector Holdings	CLO Notes	SOFR+	8.30%	13.65%		1/15/2036		2,750	2,750	2,780	(5)(10)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.33%		10/7/2026		15,510	15,114	15,045	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(48)	(57)	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						606,357		200	291	(8)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	4.00%	9.44%		3/16/2027		26,736	26,469	26,815	(5)
SCIH Salt Holdings Inc.	Diversified Chemicals	Fixed Rate Bond			4.88%		5/1/2028		14,450	13,080	13,477
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.18%		10/7/2030		5,881	5,737	5,881	(5)(8)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.18%		10/7/2030		727	691	727	(5)(8)(9)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						761		761	761	(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		7,654	7,364	7,444	(5)(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						79,075		258	225	(8)
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	5.00%	10.46%		12/16/2028		1,749	1,747	1,757	(5)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.06%		3/27/2028		17,332	16,918	17,245	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.09%		3/27/2028		$2,494	$2,442	$2,481	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.25%	11.58%		3/27/2028		1,550	1,484	1,441	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	PRIME+	5.75%	14.25%		3/27/2028		500	464	493	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		11,547	11,172	11,027	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		4,330	4,189	4,135	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	Warrants						93,470		293	28	(8)(10)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.50%	10.07%		4/17/2028		14,249	13,450	13,744	(5)(8)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.44%		10/5/2027		30,508	30,271	30,576	(5)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.93%		4/5/2029		29,496	28,746	29,654	(5)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			8.75%		4/1/2030		2,580	2,486	2,608
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.44%		4/16/2026		26,693	26,424	26,481	(5)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			7.50%		4/15/2026		4,730	4,248	4,621
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.31%		9/28/2030		51,025	50,089	50,773	(5)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	13.33%		12/16/2028		33,143	32,363	32,819	(5)(8)
SupplyOne Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.58%		3/27/2031		14,000	13,860	13,956	(5)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.59%		12/31/2026		8,154	8,065	7,756	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.59%		12/31/2026		698	691	664	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.59%		12/31/2026		840	809	799	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%			12/31/2026		—	(4)	(19)	(5)(8)(9)
Tacala, LLC	Restaurants	First Lien Term Loan	SOFR+	4.00%	9.33%		1/31/2031		35,000	34,913	35,077	(5)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.33%		5/26/2028		24,736	23,703	23,907	(5)(8)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		39,751	39,382	39,552	(8)(10)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.41%		12/29/2028		8,463	8,348	8,231	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.40%		1/31/2029		8,384	8,249	8,275	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.40%		1/31/2029		1,632	1,570	1,582	(5)(8)(9)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.57%		9/15/2028		8,942	8,932	8,956	(5)
Trident TPI Holdings, Inc.	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	5.25%	10.56%		9/15/2028		7,827	7,680	7,869	(5)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	12.40%		1/25/2034		905	850	858	(5)(10)
Trinitas CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	4.26%	9.59%		4/25/2033		4,500	4,397	4,511	(5)(10)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	13.03%		4/22/2034		6,500	5,816	6,178	(5)(10)
Uniti Group LP	Cable & Satellite	Fixed Rate Bond			6.50%		2/15/2029		990	916	768	(10)
Uniti Group LP	Cable & Satellite	Fixed Rate Bond			4.75%		4/15/2028		1,328	1,190	1,161	(10)
Venture 41 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.13%	9.45%		1/20/2034		1,500	1,478	1,462	(5)(10)
WAVE 2019-1	Specialized Finance	CLO Notes			3.60%		9/15/2044		4,959	4,108	4,421

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Wellfleet CLO 2022-2, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	8.56%	13.86%		10/18/2035		$1,500	$1,445	$1,515	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.72%	4.13%	11/28/2029		53,584	52,330	52,390	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(138)	(129)	(5)(8)(9)
Total Non-Control/Non-Affiliate Investments (142.5% of net assets)										$3,496,473	$3,519,936
Cash and Cash Equivalents and Restricted Cash (14.0% of net assets)										$346,361	$346,361
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (156.5% of net assets)										$3,842,834	$3,866,297

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$70,422	€65,253	5/9/2024	Bank of New York Mellon	$(152)
Foreign currency forward contract	$49,168	£38,994	5/9/2024	Bank of New York Mellon	(100)
					$(252)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$2,944
						$2,944

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2024
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2024, the reference rates for the Company's variable rate loans were the 30-day SOFR at 5.33%, the 90-day SOFR at 5.31%, the 180-day SOFR at 5.23%, the PRIME at 8.50%, the SONIA at 5.19% and the 90-day EURIBOR at 3.88%. Most loans include an interest floor, which generally ranges from 0% to 2.75%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(8)As of March 31, 2024, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2024, qualifying assets represented 79.6% of the Company's total assets and non-qualifying assets represented 20.4% of the Company's total assets.
(11)This investment represents a participation interest in the underlying securities shown.
(12)This investment was on non-accrual status as of March 31, 2024.
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

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of March 31, 2024, the Company has issued and sold 69,926,688 Class I shares for an aggregate purchase price of $1,656.1 million of which $100.0 million was purchased by an affiliate of the Adviser. As of March 31, 2024, the Company has issued and sold 33,792,645 Class S shares for an aggregate purchase price of $795.2 million. As of March 31, 2024, the Company has issued and sold 52,607 Class D shares for an aggregate purchase price of $1.2 million.

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
The fair value of the Company's investments as of March 31, 2024 and September 30, 2023 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2024, there was one investment on non-accrual status that represented 0.3% and 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were no investments on non-accrual status.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
As of March 31, 2024, included in restricted cash was $12.3 million that was held at Citibank, N.A. in connection with the Company’s JPM Agreements (defined below). Pursuant to the terms of the JPM Agreements, the Company was restricted in terms of access to the $12.3 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the JPM Agreements. As of March 31, 2024, included in restricted cash was $1.7 million that was held at Citibank, N.A. in connection with the Company’s SMBC Loan and Security Agreement (defined below). Pursuant to the terms of the SMBC Loan and Security Agreement, the Company was restricted in terms of access to the $1.7 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the SMBC Loan and Security Agreement. As of March 31, 2024, included in restricted cash was $2.4 million that was held at Wells Fargo, N.A. in connection with the Company’s CIBC Loan and Servicing Agreement (defined below). Pursuant to the terms of the Loan and Servicing Agreement, the Company was restricted in terms of access to the $2.4 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the CIBC Loan and Servicing Agreement.
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
For the three and six months ended March 31, 2024, the Company expensed organization costs of $4. For the three and six months ended March 31, 2023, the Company expensed organization costs of zero and $4, respectively. As of March 31, 2024 and September 30, 2023, $594 and $270, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three and six months ended March 31, 2024, the Company amortized offering costs of $211 and $433, respectively. For the three and six months ended March 31, 2023, the Company amortized offering costs of $944 and $1,792, respectively.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to materially impact its consolidated financial statements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 3. Portfolio Investments
Portfolio Composition
As of March 31, 2024, the fair value of the Company's investment portfolio was $3,519.9 million and was composed of investments in 162 portfolio companies. As of September 30, 2023, the fair value of the Company's investment portfolio was $1,927.2 million and was composed of investments in 123 portfolio companies.
As of March 31, 2024 and September 30, 2023, the Company's investment portfolio consisted of the following:

	March 31, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$3,268,410	93.48%	$1,814,372	94.39%
Subordinated Debt	212,358	6.07%	98,352	5.12%
Preferred Equity	12,234	0.35%	6,023	0.31%
Common Equity and Warrants	3,471	0.10%	3,471	0.18%
Total	$3,496,473	100.00%	$1,922,218	100.00%

	March 31, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$3,285,724	93.35%	132.99%	$1,817,981	94.32%	118.88%
Subordinated Debt	217,376	6.18%	8.80%	97,616	5.07%	6.38%
Preferred Equity	12,814	0.36%	0.52%	5,748	0.30%	0.38%
Common Equity and Warrants	4,022	0.11%	0.16%	5,892	0.31%	0.39%
Total	$3,519,936	100.00%	142.47%	$1,927,237	100.00%	126.03%

The composition of the Company's debt investments as of March 31, 2024 and September 30, 2023 by floating rates and fixed rates was as follows:

	March 31, 2024		September 30, 2023
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$3,220,136	91.92%	$1,716,908	89.63%
Fixed rate	282,964	8.08%	198,689	10.37%
Total	$3,503,100	100.00%	$1,915,597	100.00%

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

	March 31, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
United States	$3,122,417	89.31%	$1,673,820	87.08%
United Kingdom	171,414	4.90%	44,465	2.31%
Canada	99,815	2.85%	56,725	2.95%
India	39,382	1.13%	39,296	2.04%
Costa Rica	13,093	0.37%	12,684	0.66%
Chile	11,239	0.32%	11,191	0.58%
Switzerland	10,271	0.29%	10,172	0.53%
France	9,394	0.27%	14,735	0.77%
Cayman Islands	9,149	0.26%	12,746	0.66%
Luxembourg	8,287	0.24%	41,426	2.16%
Australia	2,012	0.06%	—	—%
Netherlands	—	—%	4,958	0.26%
Total	$3,496,473	100.00%	$1,922,218	100.00%

	March 31, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$3,139,825	89.21%	127.11%	$1,677,990	87.07%	109.75%
United Kingdom	173,804	4.94%	7.03%	45,181	2.34%	2.95%
Canada	101,873	2.89%	4.12%	56,622	2.94%	3.70%
India	39,552	1.12%	1.60%	39,318	2.04%	2.57%
Costa Rica	12,778	0.36%	0.52%	12,369	0.64%	0.81%
Chile	12,441	0.35%	0.50%	12,529	0.65%	0.82%
Switzerland	10,185	0.29%	0.41%	9,861	0.51%	0.64%
Cayman Islands	9,509	0.27%	0.38%	13,135	0.68%	0.86%
France	9,491	0.27%	0.38%	13,647	0.71%	0.89%
Luxembourg	8,456	0.24%	0.34%	41,043	2.13%	2.68%
Australia	2,022	0.06%	0.08%	—	—%	—%
Netherlands	—	—%	—%	5,542	0.29%	0.36%
Total	$3,519,936	100.00%	142.47%	$1,927,237	100.00%	126.03%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2024 and September 30, 2023 was as follows:

	March 31, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Application Software	$521,279	14.92%	$261,061	13.60%
Diversified Support Services	175,086	5.01%	40,107	2.09%
Health Care Technology	163,226	4.67%	71,145	3.70%
Systems Software	161,653	4.62%	70,431	3.66%
Aerospace & Defense	154,710	4.42%	75,592	3.93%
Industrial Machinery & Supplies & Components	148,119	4.24%	29,675	1.54%
Health Care Services	144,761	4.14%	57,898	3.01%
Interactive Media & Services	116,585	3.33%	23,766	1.24%
Other Specialty Retail	104,790	3.00%	104,787	5.45%
Multi-Sector Holdings	89,719	2.57%	28,293	1.47%
Insurance Brokers	87,835	2.51%	12,979	0.68%
Property & Casualty Insurance	82,746	2.37%	41,399	2.15%
Packaged Foods & Meats	80,171	2.29%	—	—%
Education Services	79,004	2.26%	61,437	3.20%
Environmental & Facilities Services	76,961	2.20%	75,632	3.93%
Electrical Components & Equipment	75,777	2.17%	75,692	3.94%
Diversified Metals & Mining	63,805	1.82%	95,842	4.99%
Specialized Finance	63,450	1.81%	48,354	2.52%
Office Services & Supplies	62,455	1.79%	21,160	1.10%
Construction Machinery & Heavy Transportation Equipment	61,269	1.75%	—	—%
Data Processing & Outsourced Services	55,906	1.60%	—	—%
Health Care Supplies	52,786	1.51%	36,745	1.91%
Life Sciences Tools & Services	50,089	1.43%	27,580	1.43%
Pharmaceuticals	49,369	1.41%	64,066	3.33%
Metal, Glass & Plastic Containers	44,788	1.28%	25,834	1.34%
Health Care Equipment	40,821	1.17%	39,946	2.08%
Movies & Entertainment	40,036	1.15%	—	—%
Construction & Engineering	39,954	1.14%	—	—%
Health Care Distributors	39,789	1.14%	32,575	1.69%
Diversified Chemicals	39,549	1.13%	—	—%
Alternative Carriers	39,213	1.12%	—	—%
Integrated Telecommunication Services	35,416	1.01%	41,352	2.15%
Restaurants	34,913	1.00%	18,832	0.98%
Cable & Satellite	33,035	0.94%	24,678	1.28%
Distributors	32,527	0.93%	52,155	2.71%
Auto Parts & Equipment	32,363	0.93%	32,444	1.69%
Research & Consulting Services	31,933	0.91%	20,717	1.08%
Health Care Facilities	30,271	0.87%	20,456	1.06%
Personal Care Products	28,836	0.82%	44,968	2.34%
Biotechnology	27,937	0.80%	36,433	1.90%
Gold	27,692	0.79%	27,607	1.44%
Air Freight & Logistics	22,388	0.64%	6,590	0.34%
Trading Companies & Distributors	21,308	0.61%	25,328	1.32%
Diversified Financial Services	21,089	0.60%	31,405	1.63%
Paper & Plastic Packaging Products & Materials	20,477	0.59%	4,785	0.25%
Advertising	17,883	0.51%	11,167	0.58%
Passenger Airlines	17,773	0.51%	11,191	0.58%
Hotels, Resorts & Cruise Lines	17,125	0.49%	17,167	0.89%
Real Estate Development	16,742	0.48%	16,036	0.83%
Food Distributors	11,503	0.33%	6,111	0.32%
Leisure Facilities	9,561	0.27%	9,445	0.49%
Internet Services & Infrastructure	—	—%	14,556	0.76%
Consumer Finance	—	—%	6,796	0.35%
Soft Drinks & Non-alcoholic Beverages	—	—%	4,958	0.26%
Leisure Products	—	—%	4,772	0.25%
Diversified Real Estate Activities	—	—%	4,619	0.24%
Other Specialized REITs	—	—%	3,574	0.19%
Construction Materials	—	—%	2,080	0.11%
Total	$3,496,473	100.00%	$1,922,218	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$524,177	14.91%	21.22%	$263,077	13.67%	17.23%
Diversified Support Services	175,402	4.98%	7.10%	40,493	2.10%	2.65%
Systems Software	163,468	4.64%	6.62%	70,227	3.64%	4.59%
Health Care Technology	159,038	4.52%	6.44%	72,102	3.74%	4.71%
Aerospace & Defense	154,938	4.40%	6.27%	75,628	3.92%	4.95%
Industrial Machinery & Supplies & Components	150,371	4.27%	6.09%	30,448	1.58%	1.99%
Health Care Services	146,215	4.15%	5.92%	57,832	3.00%	3.78%
Interactive Media & Services	116,895	3.32%	4.73%	23,999	1.25%	1.57%
Other Specialty Retail	107,091	3.04%	4.33%	104,861	5.44%	6.86%
Multi-Sector Holdings	92,105	2.62%	3.73%	28,863	1.50%	1.89%
Insurance Brokers	87,831	2.50%	3.55%	13,857	0.72%	0.91%
Property & Casualty Insurance	82,981	2.36%	3.36%	41,911	2.17%	2.74%
Packaged Foods & Meats	80,559	2.29%	3.26%	—	—%	—%
Education Services	80,204	2.28%	3.25%	61,653	3.20%	4.03%
Environmental & Facilities Services	76,993	2.19%	3.12%	75,755	3.93%	4.95%
Electrical Components & Equipment	75,940	2.16%	3.07%	75,916	3.94%	4.96%
Specialized Finance	64,886	1.84%	2.63%	48,815	2.53%	3.19%
Office Services & Supplies	63,000	1.79%	2.55%	21,588	1.12%	1.41%
Diversified Metals & Mining	62,054	1.76%	2.51%	95,449	4.95%	6.24%
Construction Machinery & Heavy Transportation Equipment	61,294	1.74%	2.48%	—	—%	—%
Data Processing & Outsourced Services	57,207	1.63%	2.32%	—	—%	—%
Health Care Supplies	52,928	1.50%	2.14%	37,137	1.93%	2.43%
Life Sciences Tools & Services	50,773	1.44%	2.05%	27,419	1.42%	1.79%
Pharmaceuticals	49,451	1.40%	2.00%	63,149	3.28%	4.13%
Metal, Glass & Plastic Containers	45,543	1.29%	1.84%	25,799	1.34%	1.69%
Health Care Equipment	41,229	1.17%	1.67%	39,945	2.07%	2.61%
Construction & Engineering	40,627	1.15%	1.64%	—	—%	—%
Health Care Distributors	40,470	1.15%	1.64%	33,083	1.72%	2.16%
Diversified Chemicals	40,292	1.14%	1.63%	—	—%	—%
Movies & Entertainment	40,141	1.14%	1.62%	—	—%	—%
Alternative Carriers	39,826	1.13%	1.61%	—	—%	—%
Integrated Telecommunication Services	35,932	1.02%	1.45%	39,481	2.05%	2.58%
Restaurants	35,077	1.00%	1.42%	19,013	0.99%	1.24%
Cable & Satellite	33,305	0.95%	1.35%	24,360	1.26%	1.59%
Research & Consulting Services	33,129	0.94%	1.34%	21,180	1.10%	1.39%
Auto Parts & Equipment	32,819	0.93%	1.33%	33,061	1.72%	2.16%
Distributors	32,387	0.92%	1.31%	51,939	2.69%	3.40%
Health Care Facilities	30,576	0.87%	1.24%	20,564	1.07%	1.34%
Personal Care Products	28,809	0.82%	1.17%	44,284	2.30%	2.90%
Gold	27,897	0.79%	1.13%	27,627	1.43%	1.81%
Biotechnology	27,397	0.78%	1.11%	35,838	1.86%	2.34%
Air Freight & Logistics	22,528	0.64%	0.91%	6,800	0.35%	0.44%
Diversified Financial Services	21,673	0.62%	0.88%	31,860	1.65%	2.08%
Trading Companies & Distributors	21,660	0.62%	0.88%	25,536	1.33%	1.67%
Paper & Plastic Packaging Products & Materials	20,338	0.58%	0.82%	4,543	0.24%	0.30%
Passenger Airlines	19,348	0.55%	0.78%	12,529	0.65%	0.82%
Advertising	18,471	0.52%	0.75%	11,343	0.59%	0.74%
Hotels, Resorts & Cruise Lines	16,964	0.48%	0.69%	17,051	0.88%	1.12%
Real Estate Development	16,563	0.47%	0.67%	15,849	0.82%	1.04%
Food Distributors	11,934	0.34%	0.48%	6,109	0.32%	0.40%
Leisure Facilities	9,200	0.26%	0.37%	9,093	0.47%	0.59%
Internet Services & Infrastructure	—	—%	—%	14,726	0.76%	0.96%
Consumer Finance	—	—%	—%	6,107	0.32%	0.40%
Soft Drinks & Non-alcoholic Beverages	—	—%	—%	5,542	0.29%	0.36%
Diversified Real Estate Activities	—	—%	—%	4,696	0.24%	0.31%
Leisure Products	—	—%	—%	4,131	0.21%	0.27%
Other Specialized REITs	—	—%	—%	2,947	0.15%	0.19%
Construction Materials	—	—%	—%	2,022	0.10%	0.13%
Total	$3,519,936	100.00%	142.47%	$1,927,237	100.00%	126.03%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2024 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$1,275,835	$2,009,889	$3,285,724
Subordinated debt (including CLO Notes)	—	183,581	33,795	217,376
Common equity and warrants	—	—	4,022	4,022
Preferred equity	—	—	12,814	12,814
Total investments at fair value	—	1,459,416	2,060,520	3,519,936
Derivative asset	—	2,944	—	2,944
Total assets at fair value	$—	$1,462,360	$2,060,520	$3,522,880
Derivative liabilities	$—	$252	$—	$252
Total liabilities at fair value	$—	$252	$—	$252
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
The principal value of any borrowings outstanding under the ING Credit Agreement (as defined below), the JPM Loan and Security Agreement (as defined below), the SMBC Loan and Security Agreement (as defined below), the CIBC Loan and Servicing Agreement (as defined below), the DBNY Loan Financing and Servicing Agreement (as defined below) and the MS Loan and Servicing Agreement (as defined below) approximates fair value due to its variable rate and is included in Level 3 of the hierarchy.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from December 31, 2023 to March 31, 2024, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2023	$1,621,228	$25,352	$12,091	$5,072	$1,663,743
Purchases	470,302	7,612	—	—	477,914
Sales and repayments	(92,492)	—	—	—	(92,492)
Transfers in (a)	6,785	—	—	—	6,785
Capitalized PIK interest income	1,587	831	—	—	2,418
Accretion of OID	3,911	—	—	—	3,911
Net unrealized appreciation (depreciation)	(1,853)	—	723	(1,050)	(2,180)
Net realized gains (losses)	421	—	—	—	421
Fair value as of March 31, 2024	$2,009,889	$33,795	$12,814	$4,022	$2,060,520
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2024	$535	$—	$723	$(1,050)	$208
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended March 31, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from September 30, 2023 to March 31, 2024, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2023	$1,063,761	$13,792	$5,748	$5,839	$1,089,140
Purchases	1,040,445	19,173	6,211	—	1,065,829
Sales and repayments	(111,892)	—	—	—	(111,892)
Transfers in (a)	10,757	—	—	—	10,757
Capitalized PIK interest income	2,208	830	—	—	3,038
Accretion of OID	6,295	—	—	—	6,295
Net unrealized appreciation (depreciation)	(1,869)	—	855	(1,817)	(2,831)
Net realized gains (losses)	184	—	—	—	184
Fair value as of March 31, 2024	$2,009,889	$33,795	$12,814	$4,022	$2,060,520
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2024	$(1,934)	$—	$855	$(1,817)	$(2,896)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the six months ended March 31, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of March 31, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$1,884,764	Market Yield	Market Yield	(b)	9.0%	-	21.0%	11.9%
	6,711	Enterprise Value	EBITDA Multiple	(e)	8.0x	-	10.0x	9.0x
	62,325	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	56,089	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	33,795	Market Yield	Market Yield	(b)	9.0%	-	12.0%	10.2%
Common equity and warrants & preferred equity	2,332	Enterprise Value	Revenue Multiple	(e)	0.7x	-	3.2x	0.8x
	7,512	Enterprise Value	EBITDA Multiple	(e)	6.0x	-	15.1x	13.7x
	6,992	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$2,060,520
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

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of September 30, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$906,639	Market Yield	Market Yield	(b)	10.0%	-	32.0%	13.3%
	93,170	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	63,952	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	13,792	Market Yield	Market Yield	(b)	9.0%	-	11.0%	10.0%
Common equity and warrants & preferred equity	3,424	Enterprise Value	Revenue Multiple	(e)	0.7x	-	3.2x	0.7x
	7,831	Enterprise Value	EBITDA Multiple	(e)	6.0x	-	15.1x	12.9x
	332	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$1,089,140
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
Under the EV technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities is the earnings before interest, taxes, depreciation and amortization ("EBITDA"), revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

Note 4. Fee Income
For the three and six months ended March 31, 2024, the Company recorded total fee income of $1,250 and $1,651, respectively, of which $26 and $58, respectively, was recurring in nature. For the three and six months ended March 31, 2023, the Company recorded total fee income of $141 and $228, respectively, of which $99 and $161, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2024:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2023	64,896	$649	$1,536,305	$(7,749)	$1,529,205
Issuance of Common Shares in public offering	19,952	199	468,588	—	468,787
Issuance of Common Shares under dividend reinvestment plan	496	5	11,642	—	11,647
Shares repurchased, net of early repurchase deduction	(446)	(4)	(10,522)	—	(10,526)
Net investment income	—	—	—	35,803	35,803
Net unrealized appreciation (depreciation)	—	—	—	16,919	16,919
Net realized gains (losses)	—	—	—	453	453
Provision for income tax (expense) benefit	—	—	—	(241)	(241)
Distributions to shareholders	—	—	—	(46,876)	(46,876)
Balance at December 31, 2023	84,898	$849	$2,006,013	$(1,691)	$2,005,171
Issuance of Common Shares in public offering	19,399	194	457,636	—	457,830
Issuance of Common Shares under dividend reinvestment plan	679	7	16,050	—	16,057
Shares repurchased, net of early repurchase deduction	(349)	(4)	(8,213)	—	(8,217)
Net investment income	—	—	—	53,929	53,929
Net unrealized appreciation (depreciation)	—	—	—	(655)	(655)
Net realized gains (losses)	—	—	—	3,347	3,347
Provision for income tax (expense) benefit	—	—	—	(144)	(144)
Distributions to shareholders	—	—	—	(56,572)	(56,572)
Balance at March 31, 2024	104,627	$1,046	$2,471,486	$(1,786)	$2,470,746

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class S and Class D common shares of beneficial interest at $0.01 per share par value. As of March 31, 2024, the Company has issued and sold 69,926,688 Class I shares for an aggregate purchase price of $1,656.1 million. As of March 31, 2024, the Company has issued and sold 33,792,645 Class S shares for an aggregate purchase price of $795.2 million. As of March 31, 2024, the Company has issued and sold 52,607 Class D shares for an aggregate purchase price of $1.2 million. As of March 31, 2024, the Company has issued 888,513 Class I shares, 988,557 Class S shares and 499 Class D shares pursuant to its distribution reinvestment plan.
The following table summarizes transactions in common shares of beneficial interest for the six months ended March 31, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	25,921,513	$610,377
Share transfers between classes	10,652	252
Issuance of Common Shares under dividend reinvestment plan	554,879	13,152
Share repurchases, net of early repurchase deduction	(616,810)	(14,542)
Net increase (decrease)	25,870,234	$609,239
Class S
Issuance of Common Shares in public offering	13,384,213	$315,146
Share transfers between classes	(10,652)	(252)
Issuance of Common Shares under dividend reinvestment plan	617,672	14,541
Share repurchases, net of early repurchase deduction	(178,223)	(4,201)
Net increase (decrease)	13,813,010	$325,234
Class D
Issuance of Common Shares in public offering	46,430	$1,094
Issuance of Common Shares under dividend reinvestment plan	482	11
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	46,912	$1,105
Total net increase (decrease)	39,730,156	$935,578
The following table summarizes transactions in common shares of beneficial interest for the six months ended March 31, 2023:

	Shares	Amount
Class I
Issuance of Common Shares	9,233,040	$216,728
Issuance of Common Shares under dividend reinvestment plan	105,206	2,467
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	9,338,246	$219,195
Class S
Issuance of Common Shares	5,890,761	$138,362
Issuance of Common Shares under dividend reinvestment plan	93,306	2,188
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	5,984,067	$140,550
Total net increase (decrease)	15,322,313	$359,745

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares during the six months ended March 31, 2024 and 2023:

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61

	Class I Shares	Class S Shares	Class D Shares
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding Common Shares. The following table presents distributions that were declared during the six months ended March 31, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
				$1.2000	$71,534

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
				$1.0999	$31,880

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	$3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	$1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	$4
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1851	$5
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1951	$10
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1951	$10
				$1.1706	$34

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table presents distributions that were declared during the six months ended March 31, 2023:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
Monthly	January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
Monthly	February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
Monthly	March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
				$1.1700	$20,564

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
Monthly	January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
Monthly	February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
Monthly	March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
				$1.0704	$5,655
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
Through March 31, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the six months ended March 31, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.0384	$62,260	$0.9391	$27,441	$1.0126	$30
Distributions in excess of net investment income	0.1616	9,274	0.1608	4,439	0.1580	4
Total	$1.2000	$71,534	$1.0999	$31,880	$1.1706	$34
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
During the six months ended March 31, 2024, the Company repurchased pursuant to such tender offers an aggregate of 616,810 Class I and 178,223 Class S shares. The following table presents the share repurchases completed during the six months ended March 31, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2023	446,089	0.69%	$23.62	$10,526
March 31, 2024	348,944	0.41%	23.61	8,217
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

As of March 31, 2024 and September 30, 2023, the Company had $450.0 million and $320.0 million outstanding under the ING Credit Agreement. For the six months ended March 31, 2024 and March 31, 2023, the Company’s borrowings under the ING Credit Agreement bore interest at a weighted average rate of 7.69% and 6.21%, respectively. The Company recorded $9,393 and $18,710 of interest expense (inclusive of fees) related to the ING Credit Agreement for the three and six months ended March 31, 2024, respectively. The Company recorded $3,212 and $6,018 of interest expense (inclusive of fees) related to the ING Facility for the three and six months ended March 31, 2023, respectively.

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

As of March 31, 2024, OSCF Lending SPV had $220.0 million outstanding under the JPM Loan and Security Agreement. For the six months ended March 31, 2024 and March 31, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 8.55% and 7.80%, respectively. The Company recorded $4,237 and $7,829 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three and six months ended March 31, 2024, respectively. The Company recorded $361 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three and six months ended March 31, 2023.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2024, the Company had $50.0 million outstanding under the SMBC Loan and Security Agreement. For the six months ended March 31, 2024, the Company’s borrowings under the SMBC Loan and Security Agreement bore interest at a weighted average rate of 8.26%. The Company recorded $655 and $942 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the three and six months ended March 31, 2024, respectively.

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

As of March 31, 2024, the Company had $125.0 million outstanding under the CIBC Loan and Servicing Agreement. For the six months ended March 31, 2024, the Company’s borrowings under the CIBC Loan and Servicing Agreement bore interest at a weighted average rate of 7.38%. The Company recorded $774 and $849 of interest expense (inclusive of fees), related to the CIBC Loan and Servicing Agreement for the three and six months ended March 31, 2024, respectively.

DBNY SPV Facility

On February 15, 2024 (the “DBNY Closing Date”), the Company entered into a loan financing and servicing agreement (the “DBNY Loan Financing and Servicing Agreement”), among OSCF Lending IV SPV, LLC (“OSCF Lending IV SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian, pursuant to which DBNY has agreed to extend credit to

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
OSCF Lending IV SPV in an aggregate principal amount up to $300 million (the “DBNY Facility Amount”) at any one time outstanding.

The DBNY Loan Financing and Servicing Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “DBNY Availability Period”). Borrowings under the DBNY Loan Financing and Servicing Agreement shall be denominated in EUR, AUD, CAD, GBP or USD and bear interest at a rate per annum equal to the sum of, for any accrual period and any lender, (i) the applicable margin and (ii) the cost of funds rate for such accrual period and such lender. The applicable margin will be 2.40% per annum prior to the end of the DBNY Availability Period and 3.05% per annum thereafter; provided that, on and after the occurrence of any Event of Default (as defined in the DBNY Loan Financing and Servicing Agreement), the applicable margin shall be increased by 2.00% per annum. The cost of funds rate will be, (a) for each conduit lender, the lower of (x) such conduit lender’s Commercial Paper Rate (as defined in the DBNY Loan Financing and Servicing Agreement) and (y) the SOFR for a three-month tenor as quoted by CME Group Benchmark Administration Limited (which shall in no event be lower than 0.25%), and (b) for each committed lender, the base rate determined by reference to the applicable benchmark index depending on the currency denomination of the advances.

The obligations of OSCF Lending IV SPV under the DBNY Loan Financing and Servicing Agreement are secured by all of the assets held by OSCF Lending IV SPV, including loans it has made or acquired (the “OSCF Lending IV SPV Loans”), except for certain Retained Interests (as defined in the DBNY Loan Financing and Servicing Agreement). Under the Loan Financing and Servicing Agreement, OSCF Lending IV SPV, as borrower, and the Company, as servicer, have made representations and warranties regarding the OSCF Lending IV SPV Loans, as well as our businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of the OSCF Lending IV SPV Loans, reporting requirements and other customary requirements for similar revolving funding facilities. Borrowings under the DBNY Loan Financing and Servicing Agreement are subject to various covenants under the DBNY Loan Financing and Servicing Agreement.

The DBNY Loan Financing and Servicing Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, DBNY, as facility agent, may terminate the commitments and declare the outstanding borrowings and all other obligations under the DBNY Loan Financing and Servicing Agreement immediately due and payable.

Subject to certain conditions, including consent of DBNY, as facility agent, OSCF Lending IV SPV may (i) propose increases in the DBNY Facility Amount up to an amount not to exceed $1 billion in the aggregate, (ii) add additional lender groups and/or (iii) increase the commitment of any lender group with the consent of such lender group. The DBNY Facility Amount may, subject to certain conditions, including consent of DBNY, as facility agent, be so increased to $400 million on the earlier of (x) the three-month anniversary of the DBNY Closing Date and (y) the date selected by OSCF Lending IV SPV (via written notice to DBNY, as facility agent) to so increase the DBNY Facility Amount.

As of March 31, 2024, no amounts were outstanding under the DBNY Loan Financing and Serving Agreement. The Company recorded $431 of interest expense (inclusive of fees) related to the DBNY Loan Financing and Serving Agreement for the six months ended March 31, 2024.

MS SPV Facility

On February 23, 2024 (the “MS Closing Date”), the Company entered into a loan and servicing agreement (the “MS Loan and Servicing Agreement”), among OSCF Lending II SPV, LLC (“OSCF Lending II SPV”), a wholly owned subsidiary of us, as borrower, the Company, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc. (“MS”), as the administrative agent, pursuant to which MS has agreed to extend credit to OSCF Lending II SPV in an aggregate principal amount up to $200 million (the “MS Maximum Commitment”) at any one time outstanding.

The MS Loan and Servicing Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “MS Availability Period”) and a stated maturity date that is five years after the MS Closing Date. Advances under the MS Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to SOFR plus 2.35% during the MS Availability Period and 2.85% thereafter; provided that the applicable margin shall be increased by 2.00% per annum (i) during the existence of a Specified Event of Default (as defined in the MS Loan and Servicing Agreement), (ii) upon written notice from MS, as administrative agent (at the direction of required lenders) to OSCF

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Lending II SPV and us during the existence of any other Event of Default (as defined in the MS Loan and Servicing Agreement) or (iii) after a Facility Maturity Date (as defined in the MS Loan and Servicing Agreement).

The obligations of OSCF Lending II SPV under the MS Loan and Servicing Agreement are secured by all of the assets held by OSCF Lending II SPV, including certain loans it has made or acquired (such loans, the “OSCF Lending II SPV Loans”), except for certain Retained Interests (as defined in the MS Loan and Servicing Agreement). Under the MS Loan and Servicing Agreement, OSCF Lending II SPV, as borrower, and the Company, as servicer, have made representations and warranties regarding the OSCF Lending II SPV Loans, as well as the Company's businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities.

The MS Loan and Servicing Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, MS, as administrative agent may terminate the commitments and declare the outstanding loans and all other obligations under the MS Loan and Servicing Agreement immediately due and payable.

Borrowings under the MS Loan and Servicing Agreement are subject to various covenants under the MS Loan and Servicing Agreement as well as the asset coverage requirement contained in the Investment Company Act.

As of March 31, 2024, no amounts were outstanding under the MS Loan and Serving Agreement. The Company recorded $85 of interest expense (inclusive of fees) related to the MS Loan and Serving Agreement for the six months ended March 31, 2024.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The below table presents the components of the carrying value of the 2028 Notes as of March 31, 2024:

($ in millions)
Principal	$350.0
Unamortized financing costs	(4.0)
Unaccreted discount	(1.6)
Interest rate swap fair value adjustment	2.9
Net carrying value	$347.3
Fair Value	$372.1
Market quotes are utilized as of the valuation date to estimate the fair value of the 2028 Notes, which are included in Level 2 of the hierarchy.
The below table presents the components of interest and other debt expenses related to the 2028 Notes for the three and six months ended March 31, 2024:

($ in millions)	Three months ended March 31, 2024	Six months ended March 31, 2024
Coupon interest	$7.4	$11.1
Amortization of financing costs and discount	0.3	0.5
Effect of interest rate swap	0.9	1.5
Total interest expense	$8.6	$13.1
Coupon interest rate (net of effect of interest rate swaps)	9.490%	9.490%

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024	Three months ended March 31, 2023	Six months ended March 31, 2024	Six months ended March 31, 2023
Net increase (decrease) in net assets resulting from operations	$56,477	$18,063	$109,411	$24,607
Net unrealized (appreciation) depreciation	655	(8,054)	(16,264)	(5,212)
Book/tax difference due to capital gains incentive fees	319	—	2,460	—
Other book/tax differences	(724)	1,018	(5,259)	596
Taxable income (1)	$56,727	$11,027	$90,348	$19,991
__________________
(1)The Company's taxable income for the three and six months ended March 31, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. The final taxable income may be different than the estimate.
For the three months ended March 31, 2024, the Company recognized a total provision for income tax expense of $144, which was comprised of a current tax expense of $144.
For the six months ended March 31, 2024, the Company recognized a total provision for income tax expense of $385, which was comprised of a current tax expense of $385.
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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company's total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering. For the three and six months ended March 31, 2024, base management fees were $7,242 and $12,998, respectively, none of which was waived. For the three months ended March 31, 2023, base management fees were $1,970, none of which was waived. For the six months ended March 31, 2023, base management fees were $3,366, of which $877 was waived.
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

For the three and six months ended March 31, 2024, the Investment Income Incentive Fee was $7,980 and $13,734, none of which was waived. For the three months ended March 31, 2023, the Investment Income Incentive Fee was $1,733, none of which was waived. For the six months ended March 31, 2023, the Investment Income Incentive Fee was $2,973, of which $765 was waived.
Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class S shares, Class D shares and Class I shares. As of March 31, 2024, the Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2024, there were $319 and $2,460 of accrued Capital Gains Incentive Fees. For the three and six months ended March 31, 2023, there were no accrued Capital Gains Incentive Fees. As of March 31, 2024, there were $2,737 of accrued Capital Gains Incentive Fees accrued since inception.

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

For the three months ended March 31, 2024, the Company incurred $543 of expenses under the Administration Agreement, of which $417 was included in administrator expense, $101 was included in general and administrative expenses and $25 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the six months ended March 31, 2024, the Company incurred $912 of expenses under the Administration Agreement, of which $719 was included in administrator expense, $162 was included in general and administrative expenses and $31 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the three months ended March 31, 2023, the Company incurred $364 of expenses under the Administration Agreement, of which $300 was included in administrator expense and $64 was included in general and administrative expenses on the Consolidated Statements of Operations. For the six months ended March 31, 2023, the Company incurred $540 of expenses under the Administration Agreement, of which $444 was included in administrator expense, $88 was included in general and administrative expenses and $8 was included in organization expenses and amortization of offering costs on the Consolidated Statements of Operations.

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

For the three and six months ended March 31, 2024, the Company recorded distribution and shareholder servicing fees of $1,614 and $2,895, respectively, primarily all of which were attributable to Class S shares. For the three and six months ended March 31, 2023, the Company recorded distribution and shareholder servicing fees of $328 and $527, respectively, all of which were attributable to Class S shares.

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

For the six months ended March 31, 2024, the Adviser did not make any Expense Payments. For the six months ended March 31, 2024, the Company made reimbursement payments of $1,045 to the Adviser. For the six months ended March 31, 2023, the Adviser made Expense Payments in the amount of $852. For the six months ended March 31, 2023, the Adviser waived its right to receive a Reimbursement Payment from the Company and as of March 31, 2023, no Reimbursement Payments were made to the Adviser. As of March 31, 2024, there were no amounts due to the Adviser from the Company under the Expense Support Agreement.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

(Share amounts in thousands)	Three months ended March 31, 2024			Three months ended March 31, 2023		Six months ended March 31, 2024			Six months ended March 31, 2023
	Class I	Class S	Class D	Class I	Class S	Class I	Class S	Class D	Class I	Class S
Net asset value at beginning of period	$23.62	$23.62	$23.62	$23.23	$23.23	$23.56	$23.56	$23.56	$23.47	$23.47
Net investment income (1)	0.57	0.52	0.56	0.45	0.40	1.04	0.94	1.01	0.99	0.89
Net unrealized appreciation (depreciation) (1)(2)	(0.02)	(0.02)	(0.02)	0.37	0.37	0.17	0.17	0.17	0.22	0.22
Net realized gains (losses) (1)	0.03	0.03	0.03	(0.06)	(0.06)	0.04	0.04	0.04	(0.09)	(0.09)
Net increase (decrease) in net assets resulting from operations	0.58	0.53	0.57	0.76	0.71	1.25	1.15	1.22	1.12	1.02
Distributions of net investment income to shareholders	(0.57)	(0.52)	(0.56)	(0.52)	(0.35)	(1.04)	(0.94)	(1.01)	(1.12)	(0.90)
Distributions in excess of net investment income	(0.02)	(0.02)	(0.02)	(0.05)	(0.17)	(0.16)	(0.16)	(0.16)	(0.05)	(0.17)
Net asset value at end of period	$23.61	$23.61	$23.61	$23.42	$23.42	$23.61	$23.61	$23.61	$23.42	$23.42
Total return (3)	2.48%	2.26%	2.41%	3.28%	3.06%	5.43%	4.98%	5.30%	4.88%	4.43%
Common shares outstanding at beginning of the period	57,111	27,765	22	16,690	4,552	44,103	20,787	6	13,040	2,588
Common shares outstanding at end of period	69,973	34,601	53	22,379	8,572	69,973	34,601	53	22,379	8,572
Net assets at the beginning of the period	$1,348,877	$655,764	$530	$387,720	$105,735	$1,039,238	$489,821	$146	$305,989	$60,738
Net assets at end of period	$1,652,401	$817,091	$1,254	$524,123	$200,737	$1,652,401	$817,091	$1,254	$524,123	$200,737
Average net assets (4)	$1,563,298	$762,803	$1,045	$478,071	$155,948	$1,402,988	$683,680	$695	$415,419	$124,584
Ratio of net investment income to average net assets (5)	2.40%	2.19%	2.34%	1.91%	1.70%	4.41%	3.99%	4.28%	4.16%	3.70%
Ratio of total expenses to average net assets (5)(7)	1.78%	1.99%	1.84%	1.54%	1.74%	3.57%	3.99%	3.70%	3.11%	3.53%
Ratio of net expenses to average net assets (5)	1.78%	1.99%	1.84%	1.54%	1.74%	3.62%	4.05%	3.76%	2.64%	3.11%
Ratio of portfolio turnover to average investments at fair value (5)	10.03%	10.03%	10.03%	8.81%	8.81%	14.87%	14.87%	14.87%	16.28%	16.28%
Weighted average outstanding debt	$1,006,868	$1,006,868	$1,006,868	$177,444	$177,444	$870,164	$870,164	$870,164	$166,154	$166,154
Average debt per share (1)	$10.25	$10.25	$10.25	$6.61	$6.61	$9.86	$9.86	$9.86	$7.25	$7.25
Asset coverage ratio (6)	306.49%	306.49%	306.49%	581.63%	581.63%	306.49%	306.49%	306.49%	581.63%	581.63%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation on investments for the three and six months ended March 31, 2024 and 2023 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the three and six months ended March 31, 2024 and 2023 have not been annualized for purposes of this ratio.
(6)	Based on outstanding senior securities of $1,195.3 million and $150.5 million as of March 31, 2024 and 2023.
(7)	Total expenses to average net assets is prior to management fee waivers and expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of March 31, 2024, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$70,422	€65,253	5/9/2024	$—	$152	Derivative liability
Foreign currency forward contract	$49,168	£38,994	5/9/2024	—	100	Derivative liability
				$—	$252
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2023.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$47,642	€43,834	11/9/2023	$1,164	$—	Derivative asset
Foreign currency forward contract	$20,888	£16,392	11/9/2023	877	—	Derivative asset
				$2,041	$—
In connection with the issuance of the 2028 Notes, the Company entered into interest rate swap agreements with the BNP Paribas pursuant to ISDA Master Agreements. Certain information related to the Company’s interest rate swaps is presented below as of March 31, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$2,944	$—	Derivative asset
			$2,944	$—

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of March 31, 2024, off-balance sheet arrangements consisted of $356,706 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. As of September 30, 2023, off-balance sheet arrangements consisted of $224,611 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of March 31, 2024 and September 30, 2023 is shown in the table below:

	March 31, 2024	September 30, 2023
MRI Software LLC	$25,000	$—
AmSpec Parent LLC	19,666	—
PetVet Care Centers, LLC	19,210	—
107-109 Beech OAK22 LLC	16,983	16,983
NFM & J, L.P.	16,740	—
Next Holdco, LLC	16,443	—
Monotype Imaging Holdings Inc.	15,061	—
Biscuit Parent, LLC	15,000	—
CVAUSA Management, LLC	13,657	17,469
Ecco Holdings Corp.	13,296	—
Seres Therapeutics, Inc.	12,990	12,990
OneOncology, LLC	10,184	13,159
Neptune Platform Buyer, LLC	9,023	—
Bamboo US Bidco LLC	8,684	9,100
Ardonagh Midco 3 PLC	8,219	3,520
North Star Acquisitionco, LLC	7,732	7,732
scPharmaceuticals Inc.	7,654	7,654
Enverus Holdings, Inc.	6,830	—
Protein for Pets Opco, LLC	6,639	—
IW Buyer LLC	6,432	6,432
Project Accelerate Parent, LLC	6,250	—
WP CPP Holdings, LLC	5,831	—
ACP Falcon Buyer Inc	5,333	5,333
Grove Hotel Parcel Owner, LLC	5,305	5,305
Entrata, Inc.	5,211	5,211
Harrow, Inc.	5,018	5,018
Kings Buyer, LLC	4,994	5,471
Inventus Power, Inc.	4,967	4,967
SEI Holding I Corporation	4,896	2,633
Crewline Buyer, Inc.	4,573	—
BioXcel Therapeutics, Inc.	4,471	6,932
iCIMs, Inc.	4,416	4,774
Evergreen IX Borrower 2023, LLC	4,006	4,006
Finastra USA, Inc.	3,697	3,577
107 Fair Street LLC	3,434	3,434
Establishment Labs Holdings Inc.	3,378	3,378
HUB Pen Company, LLC	3,213	3,213
Icefall Parent, Inc.	2,662	—
Transit Buyer LLC	2,214	3,850
Dukes Root Control Inc.	2,146	3,104

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2024	September 30, 2023
Coupa Holdings, LLC	$2,122	$2,122
Oranje Holdco, Inc.	1,968	1,968
Avalara, Inc.	1,903	1,903
Salus Workers' Compensation, LLC	1,898	1,898
PPW Aero Buyer, Inc.	1,874	3,603
Galileo Parent, Inc.	1,757	1,757
112-126 Van Houten Real22 LLC	1,230	1,892
SCP Eye Care Services, LLC	1,003	1,730
LSL Holdco, LLC	609	1,015
ASP-R-PAC Acquisition Co LLC	488	588
Supreme Fitness Group NY Holdings, LLC	396	561
Delta Leasing SPV II LLC	—	11,560
Resistance Acquisition, Inc.	—	10,507
MND Holdings III Corp	—	9,331
ADC Therapeutics SA	—	4,770
Innocoll Pharmaceuticals Limited	—	2,656
Impel Pharmaceuticals Inc.	—	894
Pluralsight, LLC	—	611
	$356,706	$224,611

Note 13. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended March 31, 2024, except as discussed below.

Share Issuance

On April 1, 2024, the Company issued and sold pursuant to its continuous public offering 4,653,090 Class I shares for proceeds of $109.9 million, 1,979,996 Class S shares for proceeds of $46.7 million and 424 Class D shares for proceeds equivalent to the then-current NAV of such Class D shares.

Distributions

On April 18, 2024, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0167	$0.1833
Class D shares	$0.2000	$0.0049	$0.1951

The distribution is payable to shareholders of record as of April 29, 2024 and will be paid on or about May 30, 2024. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

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
We have the authority to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share (“Common Shares”). We are offering on a best efforts, continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the SEC. We offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, and, commencing May 13, 2024, Class T shares, with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.
We accepted purchase orders and held investors’ funds in an interest-bearing escrow account until we received purchase orders for Common Shares of at least $100.0 million, excluding subscriptions by Oaktree Fund GP I, L.P. in respect of the Class I shares purchased by Oaktree Fund GP I, L.P. prior to March 31, 2022.
As of June 1, 2022, we had satisfied the minimum offering requirement and our board of trustees (the "Board of Trustees" or the "Board") had authorized the release of proceeds from escrow. As of March 31, 2024, we have issued and sold 69,926,688 Class I shares for an aggregate purchase price of $1,656.1 million of which $100.0 million was purchased by an affiliate of the Adviser. As of March 31, 2024, we have issued and sold 33,792,645 Class S shares for an aggregate purchase price of $795.2 million. As of March 31, 2024, we have issued and sold 52,607 Class D shares for an aggregate purchase price of $1.2 million. As of March 31, 2024, the Company has not issued or sold any Class T shares.

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
Against this backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to middle market companies that typically possess resilient business models with strong underlying fundamentals. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies.
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
The fair value of our investments as of March 31, 2024 and September 30, 2023 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
As of March 31, 2024, we held $3,519.9 million of investments at fair value, up from $1,927.2 million held at September 30, 2023, primarily driven by new originations funded primarily by cash proceeds from our continuous public offering.
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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2024, there was one investment on non-accrual status that in the aggregate represented 0.3% and 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were no investments on non-accrual status.
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

Portfolio Composition
As of March 31, 2024, the fair value of our investment portfolio was $3,519.9 million and was composed of investments in 162 portfolio companies. As of September 30, 2023, the fair value of our investment portfolio was $1,927.2 million and was composed of investments in 123 portfolio companies.
As of March 31, 2024 and September 30, 2023, our investment portfolio consisted of the following:

	March 31, 2024	September 30, 2023
Cost:
Senior Secured Debt	93.48%	94.39%
Subordinated Debt	6.07%	5.12%
Preferred Equity	0.35%	0.31%
Common Equity and Warrants	0.10%	0.18%
Total	100.00%	100.00%

	March 31, 2024	September 30, 2023
Fair Value:
Senior Secured Debt	93.35%	94.32%
Subordinated Debt	6.18%	5.07%
Preferred Equity	0.36%	0.30%
Common Equity and Warrants	0.11%	0.31%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	March 31, 2024	September 30, 2023
Fair Value:
Application Software	14.91%	13.67%
Diversified Support Services	4.98%	2.10%
Systems Software	4.64%	3.64%
Health Care Technology	4.52%	3.74%
Aerospace & Defense	4.40%	3.92%
Industrial Machinery & Supplies & Components	4.27%	1.58%
Health Care Services	4.15%	3.00%
Interactive Media & Services	3.32%	1.25%
Other Specialty Retail	3.04%	5.44%
Multi-Sector Holdings	2.62%	1.50%
Insurance Brokers	2.50%	0.72%
Property & Casualty Insurance	2.36%	2.17%
Packaged Foods & Meats	2.29%	—%
Education Services	2.28%	3.20%
Environmental & Facilities Services	2.19%	3.93%
Electrical Components & Equipment	2.16%	3.94%
Specialized Finance	1.84%	2.53%
Office Services & Supplies	1.79%	1.12%
Diversified Metals & Mining	1.76%	4.95%
Construction Machinery & Heavy Transportation Equipment	1.74%	—%
Data Processing & Outsourced Services	1.63%	—%
Health Care Supplies	1.50%	1.93%
Life Sciences Tools & Services	1.44%	1.42%
Pharmaceuticals	1.40%	3.28%
Metal, Glass & Plastic Containers	1.29%	1.34%
Health Care Equipment	1.17%	2.07%
Construction & Engineering	1.15%	—%
Health Care Distributors	1.15%	1.72%
Diversified Chemicals	1.14%	—%
Movies & Entertainment	1.14%	—%
Alternative Carriers	1.13%	—%
Integrated Telecommunication Services	1.02%	2.05%
Restaurants	1.00%	0.99%
Cable & Satellite	0.95%	1.26%
Research & Consulting Services	0.94%	1.10%
Auto Parts & Equipment	0.93%	1.72%
Distributors	0.92%	2.69%
Health Care Facilities	0.87%	1.07%
Personal Care Products	0.82%	2.30%
Gold	0.79%	1.43%
Biotechnology	0.78%	1.86%
Air Freight & Logistics	0.64%	0.35%
Diversified Financial Services	0.62%	1.65%
Trading Companies & Distributors	0.62%	1.33%
Paper & Plastic Packaging Products & Materials	0.58%	0.24%
Passenger Airlines	0.55%	0.65%
Advertising	0.52%	0.59%
Hotels, Resorts & Cruise Lines	0.48%	0.88%
Real Estate Development	0.47%	0.82%
Food Distributors	0.34%	0.32%
Leisure Facilities	0.26%	0.47%
Internet Services & Infrastructure	—%	0.76%
Consumer Finance	—%	0.32%
Soft Drinks & Non-alcoholic Beverages	—%	0.29%
Diversified Real Estate Activities	—%	0.24%
Leisure Products	—%	0.21%
Other Specialized REITs	—%	0.15%
Construction Materials	—%	0.10%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	March 31, 2024	September 30, 2023
United States	89.21%	87.07%
United Kingdom	4.94%	2.34%
Canada	2.89%	2.94%
India	1.12%	2.04%
Costa Rica	0.36%	0.64%
Chile	0.35%	0.65%
Switzerland	0.29%	0.51%
Cayman Islands	0.27%	0.68%
France	0.27%	0.71%
Luxembourg	0.24%	2.13%
Australia	0.06%	—%
Netherlands	—%	0.29%
Total	100.00%	100.00%

See the Schedule of Investments as of March 31, 2024 and September 30, 2023, in our consolidated financial statements in Part I, Item 1, of this quarterly report on Form 10-Q, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of three and six months ended March 31, 2024 and March 31, 2023
Investment Income
Total investment income for the three months ended March 31, 2024 was $97,056 and consisted of $95,806 of interest income primarily from portfolio investments (including $2,045 of PIK interest income) and $1,250 of fee income. Total investment income for the three months ended March 31, 2023 was $21,856 and consisted of $21,715 of interest income primarily from portfolio investments (including $561 of PIK interest income) and $141 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio.
Total investment income for the six months ended March 31, 2024 was $168,650 and consisted of $166,999 of interest income primarily from portfolio investments (including $2,666 of PIK interest income) and $1,651 of fee income. Total investment income for the six months ended March 31, 2023 was $36,738 and consisted of $36,510 of interest income primarily from portfolio investments (including $1,088 of PIK interest income) and $228 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio. Based on fair value as of March 31, 2024, the weighted average yield on our debt investments was 11.4%, consistent with 11.4% as of March 31, 2023.

Expenses
Net expenses for the three months ended March 31, 2024 were $43,127, up significantly from $10,052 for the three months ended March 31, 2023. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering. Net expenses for the six months ended March 31, 2024 were $78,918, up significantly from $14,837 for the six months ended March 31, 2023. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering. Net expenses consisted of the following:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023	For the six months ended March 31, 2024	For the six months ended March 31, 2023
Expenses:
Base management fee	$7,242	$1,970	$12,998	$3,366
Investment income incentive fee	7,980	1,733	13,734	2,973
Capital gains incentive fee	319	—	2,460	—
Professional fees	613	790	1,448	1,188
Class S and Class D distribution and shareholder servicing fees	1,614	328	2,895	527
Board of trustees fees	116	66	207	132
Organization expenses	4	—	4	4
Amortization of continuous offering costs	211	944	433	1,792
Interest expense	24,180	3,574	41,920	6,380
Administrator expense	417	300	719	444
General and administrative expenses	431	347	1,055	525
Total expenses	$43,127	$10,052	$77,873	$17,331
Management and incentive fees waived	—	—	—	(1,642)
Expense reimbursements (support)	—	—	1,045	(852)
Net expenses	$43,127	$10,052	$78,918	$14,837

For the six months ended March 31, 2024, the Adviser did not make any Expense Payments. For the six months ended March 31, 2024, the Company made reimbursement payments of $1,045 to the Adviser. For the six months ended March 31, 2023, the Adviser made Expense Payments in accordance with the Expense Support Agreement in the amount of $852. For the six months ended March 31, 2023, the Adviser waived its right to receive a Reimbursement Payment from us as of March 31, 2023 and no Reimbursement Payments were made to the Adviser. As of March 31, 2024, there were no amounts due to the Adviser from us under the Expense Support Agreement.
The Adviser waived management and incentive fees through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous offering. For the three and six months ended March 31, 2024, base management fees were $7,242 and $12,998, respectively, none of which was waived. For the three and six months ended March 31, 2024, investment income incentive fees were $7,980 and $13,734, respectively, none of which was waived. For the three months ended March 31, 2023, base management fees were $1,970, none of which was waived. For the six months ended March 31, 2023, base management fees were $3,366, of which $877 was waived. For the three months ended March 31, 2023, the Investment Income Incentive Fee was $1,733, none of which was waived. For the six months ended March 31, 2023, the Investment Income Incentive Fee was $2,973, of which $765 was waived. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $655 for the three months ended March 31, 2024 which was primarily driven by unrealized depreciation across the investment portfolio, partially offset by unrealized appreciation related to foreign currency forward contracts. This consisted of $9.2 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $0.3 million of net unrealized depreciation on equity investments, partially offset by $6.3 million of net unrealized appreciation on debt investments and $2.6 million of net unrealized appreciation of foreign currency forward contracts.

Net unrealized appreciation was $16,264 for the six months ended March 31, 2024 which was primarily driven by unrealized appreciation across the investment portfolio, partially offset by unrealized depreciation related to foreign currency forward contracts. This consisted of $20.4 million of net unrealized appreciation on debt investments, partially offset by $2.3 million of net unrealized depreciation of foreign currency forward contracts, $1.0 million of net unrealized depreciation on equity investments and $0.8 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
Net unrealized appreciation was $8,054 and $5,212 for the three and six months ended March 31, 2023, respectively. which was primarily driven by unrealized appreciation across the debt portfolio. For the three months ended March 31, 2023, this consisted of $5.7 million of net unrealized appreciation on debt investments, $2.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.4 million of net unrealized appreciation on equity investments. For the six months ended March 31, 2023, this consisted of $2.7 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), $2.6 million of net unrealized appreciation on debt investments and $0.5 million of net unrealized appreciation on equity investments, partially offset by $0.5 million of net unrealized depreciation of foreign currency forward contracts.
Net Realized Gains (Losses)
Net realized gains were $3,347 for the three months ended March 31, 2024 which was primarily driven by realized gains related to the exits of certain investments, partially offset by realized losses related to foreign currency forward contracts. Net realized gains were $3,800 for the six months ended March 31, 2024 which was primarily related to the exits of certain investments and foreign currency forward contracts. Net realized losses were $1,741 and $2,401 for the three and six months ended March 31, 2023 and primarily related to the exits of certain investments and foreign currency forward contracts.
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
For the six months ended March 31, 2024, we experienced a net increase in cash and cash equivalents of $195.2 million. During that period, $1,384.1 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $1,580.0 million, due primarily from $926.6 million of proceeds from the issuance of common shares, $348.2 million of proceeds from the issuance of unsecured notes and $400.0 million of borrowings under the credit facilities, partially offset by $67.4 million of distributions paid to shareholders, $16.2 million of shares repurchases paid and $11.3 million of deferred financing and offering costs paid.
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

As of March 31, 2024, we had $346.4 million of cash and cash equivalents (including restricted cash of $16.5 million), portfolio investments (at fair value) of $3,519.9 million, $23.2 million of interest receivable, $1,440.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $188.9 million of net payables from unsettled transactions, $845.0 million of borrowings outstanding under our credit facilities and $347.3 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2024 and September 30, 2023, off-balance sheet arrangements consisted of $356,706 and $224,611, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of March 31, 2024	Weighted average debt outstanding for the six months ended March 31, 2024	Maximum debt outstanding for the six months ended March 31, 2024
ING Credit Agreement	$320,000	$450,000	$416,557	$450,000
JPM SPV Facility	125,000	220,000	161,667	220,000
SMBC SPV Facility	—	50,000	9,563	50,000
CIBC SPV Facility	—	125,000	16,530	125,000
2028 Notes	—	350,000	265,847	350,000
Total debt	$445,000	$1,195,000	$870,164

	Payments due by period as of March 31, 2024
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$450,000	$—	$—	$450,000
Interest due on ING Credit Agreement	144,756	34,088	68,176	42,492
JPM Loan and Security Agreement	220,000	—	—	220,000
Interest due on JPM Loan and Security Agreement	71,090	18,209	36,418	16,463
SMBC Loan and Security Agreement	50,000	—	—	50,000
Interest due on SMBC Loan and Security Agreement	18,556	4,122	8,244	6,190
CIBC Loan and Servicing Agreement	125,000	—	125,000	—
Interest due on CIBC Loan and Servicing Agreement	14,944	9,091	5,853	—
2028 Notes	350,000	—	—	350,000
Interest due on 2028 Notes	151,383	32,715	65,430	53,238
Total	$1,595,729	$98,225	$309,121	$1,188,383
Equity Activity
As of March 31, 2024, we have issued and sold 69,926,688 Class I shares for an aggregate purchase price of $1,656.1 million. As of March 31, 2024, we have issued and sold 33,792,645 Class S shares for an aggregate purchase price of $795.2 million. As of March 31, 2024, we have issued and sold 52,607 Class D shares for an aggregate purchase price of $1.2 million. As of March 31, 2024, we have issued 888,513 Class I shares, 988,557 Class S and 499 Class D shares pursuant to our distribution reinvestment plan.

The following table summarizes transactions in common shares of beneficial interest for the six months ended March 31, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	25,921,513	$610,377
Share transfers between classes	10,652	252
Issuance of Common Shares under dividend reinvestment plan	554,879	13,152
Share repurchases, net of early repurchase deduction	(616,810)	(14,542)
Net increase (decrease)	25,870,234	$609,239
Class S
Issuance of Common Shares in public offering	13,384,213	$315,146
Share transfers between classes	(10,652)	(252)
Issuance of Common Shares under dividend reinvestment plan	617,672	14,541
Share repurchases, net of early repurchase deduction	(178,223)	(4,201)
Net increase (decrease)	13,813,010	$325,234
Class D
Issuance of Common Shares in public offering	46,430	$1,094
Issuance of Common Shares under dividend reinvestment plan	482	11
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	46,912	$1,105
Total net increase (decrease)	39,730,156	$935,578
Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares during the six months ended March 31, 2024 and 2023:

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61

	Class I Shares	Class S Shares	Class D Shares
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding common shares of beneficial interest. The following table presents distributions that were declared during the six months ended March 31, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
				$1.2000	$71,534

				Class S
Distribution	Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
				$1.0999	$31,880

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1851	5
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1951	10
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1951	10
				$1.1706	$34

The following table presents distributions that were declared during the three months ended March 31, 2023:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
Monthly	January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
Monthly	February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
Monthly	March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
				$1.1700	$20,564

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
Monthly	January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
Monthly	February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
Monthly	March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
				$1.0704	$5,655
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

During the six months ended March 31, 2024, we repurchased pursuant to such tender offers an aggregate of 616,810 Class I and 178,223 Class S shares. The following table presents the share repurchases completed during the six months ended March 31, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2023	446,089	0.69%	$23.62	$10,526
March 31, 2024	348,944	0.41%	$23.61	$8,217
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

We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2024, we were in compliance with all financial covenants under the ING Credit Agreement based on the financial information contained in this Quarterly Report on Form 10-Q. Borrowings under the ING Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The ING Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the ING Credit Agreement immediately due and payable.

As of March 31, 2024 and September 30, 2023, we had $450.0 million and $320.0 million outstanding under the ING Credit Agreement. For the six months ended March 31, 2024 and March 31, 2023, our borrowings under the ING Credit Agreement bore interest at a weighted average rate of 7.69% and 6.21%, respectively. We recorded $9,393 and $18,710 of interest expense (inclusive of fees) related to the ING Credit Agreement for the three and six months ended March 31, 2024, respectively. We recorded $3,212 and $6,018 of interest expense (inclusive of fees) related to the ING Facility for the three and six months ended March 31, 2023, respectively.
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
As of March 31, 2024, OSCF Lending SPV had $220.0 million outstanding under the JPM Loan and Security Agreement. For the six months ended March 31, 2024 and March 31, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 8.55% and 7.80%, respectively. We recorded $4,237 and $7,829 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three and six months ended March 31, 2024, respectively. We recorded $361 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three and six months ended March 31, 2023.
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
As of March 31, 2024, we had $50.0 million outstanding under the SMBC Loan and Security Agreement. For the six months ended March 31, 2024, our borrowings under the SMBC Loan and Security Agreement bore interest at a weighted average rate of 8.26%. We recorded $655 and $942 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the three and six months ended March 31, 2024, respectively.
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

As of March 31, 2024, we had $125.0 million outstanding under the CIBC Loan and Servicing Agreement. For the six months ended March 31, 2024, our borrowings under the CIBC Loan and Servicing Agreement bore interest at a weighted average rate of 7.38%. We recorded $774 and $849 of interest expense (inclusive of fees) related to the CIBC Loan and Servicing Agreement for the three and six months ended March 31, 2024, respectively.

DBNY SPV Facility

On February 15, 2024 (the “DBNY Closing Date”), we entered into a loan financing and servicing agreement (the “DBNY Loan Financing and Servicing Agreement”), among OSCF Lending IV SPV, LLC (“OSCF Lending IV SPV”), a wholly owned subsidiary of us, as borrower, we, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian, pursuant to which DBNY has agreed to extend credit to OSCF Lending IV SPV in an aggregate principal amount up to $300 million (the “DBNY Facility Amount”) at any one time outstanding.

The DBNY Loan Financing and Servicing Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “DBNY Availability Period”). Borrowings under the DBNY Loan Financing and Servicing Agreement shall be denominated in EUR, AUD, CAD, GBP or USD and bear interest at a rate per annum equal to the sum of, for any accrual period and any lender, (i) the applicable margin and (ii) the cost of funds rate for such accrual period and such lender. The applicable margin will be 2.40% per annum prior to the end of the DBNY Availability Period and 3.05% per annum thereafter; provided that, on and after the occurrence of any Event of Default (as defined in the DBNY Loan Financing and Servicing Agreement), the applicable margin shall be increased by 2.00% per annum. The cost of funds rate will be, (a) for each conduit lender, the lower of (x) such conduit lender’s Commercial Paper Rate (as defined in the DBNY Loan Financing and Servicing Agreement) and (y) the SOFR for a three-month tenor as quoted by CME Group Benchmark Administration Limited (which shall in no event be lower than 0.25%), and (b) for each committed lender, the base rate determined by reference to the applicable benchmark index depending on the currency denomination of the advances.

The obligations of OSCF Lending IV SPV under the DBNY Loan Financing and Servicing Agreement are secured by all of the assets held by OSCF Lending IV SPV, including loans it has made or acquired (the “OSCF Lending IV SPV Loans”), except for certain Retained Interests (as defined in the DBNY Loan Financing and Servicing Agreement). Under the Loan Financing and Servicing Agreement, OSCF Lending IV SPV, as borrower, and we, as servicer, have made representations and warranties regarding the OSCF Lending IV SPV Loans, as well as our businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of the OSCF Lending IV SPV Loans, reporting requirements and other customary requirements for similar revolving funding facilities. Borrowings under the DBNY Loan Financing and Servicing Agreement are subject to various covenants under the DBNY Loan Financing and Servicing Agreement.

The DBNY Loan Financing and Servicing Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, DBNY, as facility agent, may terminate the commitments and declare the outstanding borrowings and all other obligations under the DBNY Loan Financing and Servicing Agreement immediately due and payable.

Subject to certain conditions, including consent of DBNY, as facility agent, OSCF Lending IV SPV may (i) propose increases in the DBNY Facility Amount up to an amount not to exceed $1 billion in the aggregate, (ii) add additional lender groups and/or (iii) increase the commitment of any lender group with the consent of such lender group. The DBNY Facility Amount may, subject to certain conditions, including consent of DBNY, as facility agent, be so increased to $400 million on the earlier of (x) the three-month anniversary of the DBNY Closing Date and (y) the date selected by OSCF Lending IV SPV (via written notice to DBNY, as facility agent) to so increase the DBNY Facility Amount.

As of March 31, 2024, no amounts were outstanding under the DBNY Loan Financing and Serving Agreement. We recorded $431 of interest expense (inclusive of fees) related to the DBNY Loan Financing and Serving Agreement for the six months ended March 31, 2024.

MS SPV Facility

On February 23, 2024 (the “MS Closing Date”), we entered into a loan and servicing agreement (the “MS Loan and Servicing Agreement”), among OSCF Lending II SPV, LLC (“OSCF Lending II SPV”), a wholly owned subsidiary of us, as borrower, we, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc. (“MS”), as the administrative agent, pursuant to which MS has agreed to extend credit to OSCF Lending II SPV in an aggregate principal amount up to $200 million (the “MS Maximum Commitment”) at any one time outstanding.

The MS Loan and Servicing Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “MS Availability Period”) and a stated maturity date that is five years after the MS Closing Date. Advances under the MS Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to SOFR plus 2.35% during the MS Availability Period and 2.85% thereafter; provided that the applicable margin shall be increased by 2.00% per annum (i) during the existence of a Specified Event of Default (as defined in the MS Loan and Servicing Agreement), (ii) upon written notice from MS, as administrative agent (at the direction of required lenders) to OSCF Lending II SPV and us during the existence of any other Event of Default (as defined in the MS Loan and Servicing Agreement) or (iii) after a Facility Maturity Date (as defined in the MS Loan and Servicing Agreement).

The obligations of OSCF Lending II SPV under the MS Loan and Servicing Agreement are secured by all of the assets held by OSCF Lending II SPV, including certain loans it has made or acquired (such loans, the “OSCF Lending II SPV Loans”), except for certain Retained Interests (as defined in the MS Loan and Servicing Agreement). Under the MS Loan and Servicing Agreement, OSCF Lending II SPV, as borrower, and we, as servicer, have made representations and warranties regarding the OSCF Lending II SPV Loans, as well as our businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities.

The MS Loan and Servicing Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, MS, as administrative agent may terminate the commitments and declare the outstanding loans and all other obligations under the MS Loan and Servicing Agreement immediately due and payable.

Borrowings under the MS Loan and Servicing Agreement are subject to various covenants under the MS Loan and Servicing Agreement as well as the asset coverage requirement contained in the Investment Company Act.

As of March 31, 2024, no amounts were outstanding under the MS Loan and Serving Agreement. We recorded $85 of interest expense (inclusive of fees) related to the MS Loan and Serving Agreement for the six months ended March 31, 2024.

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

The below table presents the components of the carrying value of the 2028 Notes as of March 31, 2024:

($ in millions)
Principal	$350.0
Unamortized financing costs	(4.0)
Unaccreted discount	(1.6)
Interest rate swap fair value adjustment	2.9
Net carrying value	$347.3
Fair Value	$372.1
The below table presents the components of interest and other debt expenses related to the 2028 Notes for the three and six months ended March 31, 2024:

($ in millions)	Three months ended March 31, 2024	Six months ended March 31, 2024
Coupon interest	$7.4	$11.1
Amortization of financing costs and discount	0.3	0.5
Effect of interest rate swap	0.9	1.5
Total interest expense	$8.6	$13.1
Coupon interest rate (net of effect of interest rate swaps)	9.490%	9.490%
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
Recent Developments
Share Issuance

On April 1, 2024, we issued and sold pursuant to our continuous public offering 4,653,090 Class I shares for proceeds of $109.9 million, 1,979,996 Class S shares for proceeds of $46.7 million and 424 Class D shares for proceeds equivalent to the then-current NAV of such Class D shares.
Distributions

On April 18, 2024, our Board of Trustees declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0167	$0.1833
Class D shares	$0.2000	$0.0049	$0.1951

The distribution was payable to shareholders of record as of April 29, 2024 and was paid on May 30, 2024. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including SOFR, EURIBOR, SONIA and prime rates, to the extent our debt investments include floating interest rates.
As of March 31, 2024, 91.9% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2023, 89.6% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2024 and September 30, 2023 was as follows:

	March 31, 2024		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$778,467	24.17%	$248,903	14.50%
>0% and <1%	1,365,021	42.39	603,477	35.15
1%	934,147	29.01	681,256	39.68
>1%	142,501	4.43	183,272	10.67
Total	$3,220,136	100.00%	$1,716,908	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$81,309	$(29,875)	$51,434
200	65,048	(23,900)	41,148
150	48,786	(17,925)	30,861
100	32,524	(11,950)	20,574
50	16,262	(5,975)	10,287

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(16,262)	$5,975	$(10,287)
100	(32,524)	11,950	(20,574)
150	(48,786)	17,925	(30,861)
200	(65,048)	23,900	(41,148)
250	(81,309)	29,875	(51,434)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of March 31, 2024 and September 30, 2023:

	March 31, 2024		September 30, 2023
($ in thousands)	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$2,990	$—	$—	$—
LIBOR
90 day	—	—	8,940	—
EURIBOR
30 day	€—	—	€21,000	—
90 day	25,724	—	16,530	—
180 day	—	—	15,266	—
SOFR
30 day	$1,321,601	625,000	$761,709	320,000
90 day (a)	1,821,488	570,000	877,157	125,000
180 day	30,145	—	30,006	—
SONIA
90 day	£51,062	—	£21,086	—
180 day	9,861	—	5,470	—
Fixed rate	$292,270	—	$216,996	—
_____________________
(a) Borrowings include the 2028 Notes, which effectively pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Loan Financing and Servicing Agreement, dated as of February 15, 2024, among OSCF Lending IV SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 22, 2024)
10.2	Loan and Servicing Agreement, dated as of February 23, 2024, among OSCF Lending II SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc., as the administrative agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 28, 2024)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: May 13, 2024