Form 10-Q
period 2024-06-30
Oaktree Strategic Credit Fund
filed 2024-08-13
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2024*
Class I shares of beneficial interest, $0.01 par value	83,838,968
Class S shares of beneficial interest, $0.01 par value	41,921,134
Class D shares of beneficial interest, $0.01 par value	75,326
Class T shares of beneficial interest, $0.01 par value	—
* Common shares outstanding exclude August 1, 2024 subscriptions because the issuance price is not yet finalized as of the date hereof.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I

Item 1. Financial Statements and Supplementary Data

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2024 (unaudited)	September 30, 2023
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost June 30, 2024: $4,171,140; cost September 30, 2023: $1,922,218)	$4,189,323	$1,927,237
Cash and cash equivalents	394,810	145,499
Restricted cash	30,301	5,637
Due from affiliates	—	861
Interest receivable	32,544	12,591
Receivables from unsettled transactions	88,892	11,579
Due from broker	3,390	—
Deferred financing costs	21,562	13,887
Deferred offering costs	593	270
Derivative assets at fair value	2,943	2,041
Other assets	510	533
Total assets	$4,764,868	$2,120,135
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,496	$2,291
Dividends payable	23,927	12,026
Base management fee and incentive fee payable	17,176	7,543
Payable for share repurchases	16,736	5,336
Due to affiliates	3,531	8,175
Interest payable	17,803	4,676
Payables from unsettled transactions	197,712	105,883
Deferred tax liability	2	—
Credit facilities payable	1,260,000	445,000
Unsecured notes payable (net of $3,801 of unamortized financing costs as of June 30, 2024)	346,099	—
Total liabilities	1,885,482	590,930
Commitments and contingencies (Note 12)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 122,364 and 64,896 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	1,224	649
Additional paid-in-capital	2,889,975	1,536,305
Accumulated distributable earnings (loss)	(11,813)	(7,749)
Total net assets (equivalent to $23.53 and $23.56 per common share as of June 30, 2024 and September 30, 2023, respectively) (Note 10)	2,879,386	1,529,205
Total liabilities and net assets	$4,764,868	$2,120,135
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	June 30, 2024 (unaudited)	September 30, 2023
Class I Shares:
Net assets	$1,917,516	$1,039,238
Common shares outstanding ($0.01 par value, unlimited shares authorized)	81,487	44,103
Net asset value per share	$23.53	$23.56
Class S Shares:
Net assets	$960,135	$489,821
Common shares outstanding ($0.01 par value, unlimited shares authorized)	40,803	20,787
Net asset value per share	$23.53	$23.56
Class D Shares:
Net assets	$1,735	$146
Common shares outstanding ($0.01 par value, unlimited shares authorized)	74	6
Net asset value per share	$23.53	$23.56

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Nine months ended June 30, 2024	Nine months ended June 30, 2023
Interest income:
Non-control/Non-affiliate investments	$107,921	$30,228	$266,204	$65,274
Interest on cash and cash equivalents	3,467	453	9,517	829
Total interest income	111,388	30,681	275,721	66,103
PIK interest income:
Non-control/Non-affiliate investments	2,369	1,107	5,035	2,195
Total PIK interest income	2,369	1,107	5,035	2,195
Fee income:
Non-control/Non-affiliate investments	752	654	2,403	882
Total fee income	752	654	2,403	882
Total investment income	114,509	32,442	283,159	69,180
Expenses:
Base management fee	8,630	2,817	21,628	6,183
Investment income incentive fee	9,020	2,835	22,754	5,808
Capital gains incentive fee	(427)	—	2,033	—
Professional fees	699	401	2,147	1,589
Class S and Class D distribution and shareholder servicing fees	1,958	589	4,853	1,116
Board of trustees fees	116	66	323	198
Organization expenses	4	—	8	4
Amortization of continuous offering costs	261	725	694	2,517
Interest expense	31,703	5,215	73,623	11,595
Administrator expense	377	267	1,096	711
General and administrative expenses	526	271	1,581	796
Total expenses	52,867	13,186	130,740	30,517
Management and incentive fees waived (Note 9)	—	—	—	(1,642)
Expense reimbursements (support) (Note 9)	—	348	1,045	(504)
Net expenses	52,867	13,534	131,785	28,371
Net investment income	61,642	18,908	151,374	40,809
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(4,950)	6,026	13,607	11,753
Foreign currency forward contracts	1,752	757	(541)	242
Net unrealized appreciation (depreciation)	(3,198)	6,783	13,066	11,995
Realized gains (losses):
Non-control/Non-affiliate investments	(486)	255	2,225	(1,638)
Foreign currency forward contracts	427	(731)	1,516	(1,239)
Net realized gains (losses)	(59)	(476)	3,741	(2,877)
Provision for income tax (expense) benefit	(158)	(71)	(543)	(176)
Net realized and unrealized gains (losses), net of taxes	(3,415)	6,236	16,264	8,942
Net increase (decrease) in net assets resulting from operations	$58,227	$25,144	$167,638	$49,751

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Nine months ended June 30, 2024	Nine months ended June 30, 2023
Operations:
Net investment income	$61,642	$18,908	$151,374	$40,809
Net unrealized appreciation (depreciation)	(3,198)	6,783	13,066	11,995
Net realized gains (losses)	(59)	(476)	3,741	(2,877)
Provision for income tax (expense) benefit	(158)	(71)	(543)	(176)
Net increase (decrease) in net assets resulting from operations	58,227	25,144	167,638	49,751
Distributions to common shareholders:
Class I	(46,748)	(15,241)	(118,282)	(35,805)
Class S	(21,469)	(6,181)	(53,349)	(11,836)
Class D	(37)	—	(71)	—
Net decrease in net assets resulting from distributions	(68,254)	(21,422)	(171,702)	(47,641)
Share transactions:
Class I:
Issuance of Common shares in public offering	271,288	164,300	881,665	381,028
Share transfers between classes	112	—	364	—
Issuance of Common shares under dividend reinvestment plan	7,687	1,797	20,839	4,264
Repurchased shares, net of early repurchase deduction	(7,296)	—	(21,838)	—
Net increase from share transactions	271,791	166,097	881,030	385,292
Class S:
Issuance of Common shares in public offering	145,291	117,942	460,437	256,304
Share transfers between classes	(112)	—	(364)	—
Issuance of Common shares under dividend reinvestment plan	10,458	2,318	24,999	4,506
Repurchased shares, net of early repurchase deduction	(9,248)	(40)	(13,449)	(40)
Net increase from share transactions	146,389	120,220	471,623	260,770
Class D:
Issuance of Common shares in public offering	467	15	1,561	15
Issuance of Common shares under dividend reinvestment plan	20	—	31	—
Net increase from share transactions	487	15	1,592	15
Total increase (decrease) in net assets	408,640	290,054	1,350,181	648,187
Net assets at beginning of period	2,470,746	724,860	1,529,205	366,727
Net assets at end of period	$2,879,386	$1,014,914	$2,879,386	$1,014,914
Net asset value per common share	$23.53	$23.48	$23.53	$23.48
Common shares outstanding at end of period	122,364	43,219	122,364	43,219

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2024	Nine months ended June 30, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$167,638	$49,751
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(13,066)	(11,995)
Net realized (gains) losses	(3,741)	2,877
PIK interest income	(5,035)	(2,195)
Accretion of original issue discount on investments	(18,639)	(5,744)
Accretion of original issue discount on unsecured notes payable	221	—
Amortization of deferred financing costs	3,856	847
Amortization of deferred offering costs	694	2,517
Deferred taxes	2	(43)
Purchases of investments	(3,020,430)	(1,025,739)
Proceeds from the sales and repayments of investments	800,934	193,448
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	861	(503)
(Increase) decrease in interest receivable	(20,326)	(6,453)
(Increase) decrease in receivables from unsettled transactions	(77,313)	(20,720)
(Increase) decrease in due from broker	(3,390)	—
(Increase) decrease in other assets	23	(147)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(444)	778
Increase (decrease) in base management fee and incentive fees payable	9,633	3,881
Increase (decrease) in due to affiliates	(4,695)	3,244
Increase (decrease) in interest payable	13,127	1,156
Increase (decrease) in payables from unsettled transactions	91,829	(6,477)
Net cash used in operating activities	(2,078,261)	(821,517)
Financing activities:
Distributions paid in cash	(113,935)	(34,531)
Borrowings under credit facilities	855,000	430,000
Repayments of borrowings under credit facilities	(40,000)	(180,000)
Issuance of unsecured notes	348,236	—
Proceeds from issuance of common shares	1,343,663	637,347
Deferred financing costs paid	(14,776)	(7,882)
Deferred offering costs paid	(855)	(143)
Share repurchases paid	(23,888)	—
Net cash provided by financing activities	2,353,445	844,791
Effect of exchange rate changes on foreign currency	(1,209)	(1,509)
Net increase (decrease) in cash and cash equivalents and restricted cash	273,975	21,765
Cash and cash equivalents and restricted cash, beginning of period	151,136	58,443
Cash and cash equivalents and restricted cash, end of period	$425,111	$80,208
Supplemental information:
Cash paid for interest	$56,419	$9,592
Non-cash financing activities:
Deferred financing costs incurred	$538	$307
Deferred offering costs incurred	162	645
Distribution payable	23,927	7,994
Reinvestment of dividends during the period	45,869	8,770
Shares repurchases accrued but not yet paid	16,736	40
Reconciliation to the Statement of Assets and Liabilities	June 30, 2024	September 30, 2023
Cash and cash equivalents	$394,810	$145,499
Restricted cash	30,301	5,637
Total cash and cash equivalents and restricted cash	$425,111	$151,136

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
37 Capital CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.87%		1/15/2034		$5,000	$5,000	$5,106	(5)(10)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			13.00%		11/17/2024		1,031	1,021	987	(8)(9)(11)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		11,883	11,774	11,738	(8)(9)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			13.00%		11/4/2024		4,066	4,055	4,027	(8)(9)(11)
AB BSL CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.82%		4/20/2036		3,800	3,800	3,903	(5)(10)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.33%		8/18/2028		39,226	38,707	39,526	(5)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	5.50%			8/1/2029		—	(136)	—	(5)(8)(9)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	5.50%	10.80%		8/1/2029		34,493	33,617	34,493	(5)(8)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.45%		10/31/2025		11,166	11,002	11,166	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	12.98%		8/15/2029		10,406	10,015	10,146	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	57	(8)(10)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	550	(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	11.50%	4.94%	11.99%	10/14/2027		14,541	13,797	13,342	(5)(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						878,545		943	1,801	(8)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.48%		12/30/2027		2,494	2,476	2,495	(5)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	14.23%		1/2/2029		6,901	6,811	6,521	(5)(8)
American Tire Distributors, Inc.	Distributors	First Lien Term Loan	SOFR+	6.25%	11.84%		10/20/2028		8,847	8,082	6,452	(5)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%			12/5/2030		—	(127)	(127)	(5)(8)(9)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.08%		12/5/2030		70,248	68,636	70,248	(5)(8)
AmSpec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.75%			12/5/2029		—	(215)	—	(5)(8)(9)
Anchorage Capital CLO 16, LTD	Multi-Sector Holdings	CLO Notes	SOFR+	7.61%	12.94%		1/19/2035		2,000	1,949	1,981	(5)(10)
Anchorage Capital CLO 20, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.61%	12.94%		1/20/2035		750	715	735	(5)(10)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	10.84%		12/6/2027		93,967	92,739	93,967	(5)(8)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%			2/17/2031		—	(62)	(58)	(5)(8)(9)(10)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	10.04%		2/17/2031		89,235	87,897	87,986	(5)(8)(10)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	12.46%		4/15/2034		3,500	3,398	3,514	(5)(10)
Ares LXIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	3.75%	9.08%		4/15/2035		2,200	2,057	2,208	(5)(10)
Ares LXVIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	5.75%	11.07%		4/25/2035		5,000	5,000	5,111	(5)(10)
Artera Services, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.83%		2/15/2031		27,431	27,226	27,610	(5)
Artera Services, LLC	Construction & Engineering	Fixed Rate Bond			8.50%		2/15/2031		12,660	12,660	13,043
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	11.59%		12/29/2027		4,825	4,769	4,587	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.46%		12/29/2027		241	234	212	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	12.08%		2/25/2028		5,257	5,192	4,824	(5)(8)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%	10.58%		10/25/2028		8,316	6,744	3,901	(5)(8)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	9.44%		8/19/2028		27,612	27,015	27,345	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.69%		8/19/2028		34,719	33,835	34,506	(5)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		17,979	15,905	16,569

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%	8.59%		2/15/2029		$35,967	$34,948	$35,894	(5)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809		5,693	6,113	(8)
Aurelia Netherlands Midco 2 B.V.	Interactive Media & Services	First Lien Term Loan	E+	5.75%	9.55%		5/29/2031		€49,005	51,948	51,497	(5)(8)(10)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.58%		10/19/2028		$19,029	18,688	19,029	(5)(8)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%			10/19/2028		—	(34)	—	(5)(8)(9)
Bain Capital Credit CLO 2022-3	Multi-Sector Holdings	CLO Notes	SOFR+	3.70%	9.02%		7/17/2035		3,500	3,374	3,512	(5)(10)
Bain Capital Credit CLO, Limited	Multi-Sector Holdings	CLO Notes	SOFR+	7.54%	12.87%		4/20/2034		1,750	1,733	1,784	(5)(10)
Bain Capital Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.40%	7.29%		7/17/2034		€1,210	1,250	1,265	(5)(10)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	6.75%	12.08%		9/30/2030		$742	673	684	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	6.75%	12.08%		9/30/2030		25,263	24,598	24,884	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	6.75%	10.62%		9/30/2030		€15,718	16,209	16,593	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	6.75%			10/1/2029		$—	(136)	(78)	(5)(8)(9)(10)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.35%	8.69%		5/10/2027		60,460	59,724	59,893	(5)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(5)(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(5)(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(5)(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.03%	4.81%	4/19/2027		3,324	3,247	2,972	(5)(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.03%	4.81%	4/19/2027		1,379	1,378	1,233	(5)(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						15,566		74	2	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						4,471		—	1	(8)(10)
Birch Grove CLO 2 LTD	Multi-Sector Holdings	CLO Notes	SOFR+	7.21%	12.54%		10/19/2034		5,375	5,331	5,385	(5)(10)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	10.08%		2/27/2031		50,000	49,250	49,270	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/27/2031		—	(225)	(219)	(5)(8)(9)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	5.00%	10.34%		3/12/2029		57,043	55,933	57,239	(5)
Carlyle Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.30%	7.21%		10/15/2035		€1,400	1,380	1,498	(5)(10)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.36%	12.68%		7/17/2034		$488	457	467	(5)(10)
CCO Holdings LLC	Cable & Satellite	Fixed Rate Bond			4.50%		5/1/2032		25,441	20,164	20,508	(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.50%	10.70%		6/21/2028		£25,157	30,661	31,871	(5)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.75%	11.06%		6/21/2028		1,500	1,829	1,900	(5)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.75%	10.95%		6/21/2028		18,365	22,898	23,281	(5)(10)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	3.00%	8.33%	3.50%	4/12/2030		$29,896	29,181	29,203	(5)(8)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			4/12/2030		—	(81)	(78)	(5)(8)(9)
Clear Channel Outdoor Holdings, Inc.	Advertising	Fixed Rate Bond			9.00%		9/15/2028		4,000	4,000	4,192	(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	9.46%		8/21/2028		7,283	7,215	7,303	(5)(10)
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.83%		3/21/2031		20,000	19,850	20,080	(5)
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	9.33%		3/30/2029		28,559	27,170	28,572	(5)
Cloud Software Group, Inc.	Application Software	Fixed Rate Bond			6.50%		3/31/2029		8,874	8,109	8,528
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.60%	11.95%		5/13/2026		3,910	3,862	3,855	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.60%	11.93%		5/13/2026		$12,026	$11,819	$11,857	(5)(8)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		17,277	16,011	15,973
Connect U.S. Finco LLC	Alternative Carriers	Fixed Rate Bond			6.75%		10/1/2026		9,800	9,539	9,467	(10)
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.83%		4/6/2029		18,328	17,891	17,912	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.50%			2/27/2030		—	(15)	—	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.83%		2/27/2030		13,464	13,191	13,464	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/27/2029		—	(18)	—	(5)(8)(9)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	10.33%		10/13/2029		30,723	29,551	29,780	(5)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	12.08%		11/8/2030		43,911	42,915	43,033	(5)(8)
Crewline Buyer, Inc.	Systems Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(104)	(91)	(5)(8)(9)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.00%	9.33%		1/30/2031		14,000	14,000	14,055	(5)
Crown Subsea Communications Holding, Inc.	Alternative Carriers	First Lien Term Loan	SOFR+	4.75%	10.08%		1/30/2031		30,000	29,700	30,119	(5)
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.00%	9.33%		7/31/2029		5,390	5,325	5,420	(5)(10)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(130)	(59)	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(100)	(25)	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	11.79%		5/22/2029		21,706	21,374	21,543	(5)(8)
CVAUSA Management, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%			5/22/2029		—	(62)	(19)	(5)(8)(9)
CVC Cordatus Loan Fund XXXI	Multi-Sector Holdings	CLO Notes	E+	6.64%	10.38%		6/15/2037		€5,000	5,303	5,307	(5)(10)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028		$10,920	10,710	10,557
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		26,633	26,633	26,633	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		26,760	26,760	26,760	(8)(9)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330		330	398	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25		—	—	(8)(10)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.71%		8/2/2029		21,905	21,504	21,837	(5)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	10.09%		4/26/2029		33,003	31,908	33,180	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.99%		12/8/2028		11,715	11,520	11,598	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.97%		12/8/2028		1,052	1,039	1,042	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	11.99%		12/8/2028		772	747	757	(5)(8)(9)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.58%		4/2/2029		5,238	5,207	5,106	(5)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	11.09%		7/10/2030		45,375	44,399	45,193	(5)(8)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			7/10/2028		—	(105)	(21)	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(37)	—	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.84%		12/24/2029		54,034	53,295	54,034	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			12/24/2029		$—	$(56)	$—	(5)(8)(9)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		1,851	1,832	1,819	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		—	1	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			3.00%	6.00%	4/21/2027		11,559	11,471	11,357	(8)(10)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.33%		9/30/2030		36,124	35,319	36,124	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			10/1/2029		—	(88)	—	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%			10/5/2029		—	(48)	(92)	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	10.93%		10/5/2029		3,215	3,154	3,154	(5)(8)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						124		124	129	(8)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						761		761	791	(8)(14)
Fiesta Purchaser, Inc.	Packaged Foods & Meats	Fixed Rate Bond			7.88%		3/1/2031		7,940	7,940	8,211
Fiesta Purchaser, Inc.	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	9.34%		2/12/2031		10,000	9,900	10,082	(5)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.46%		9/13/2029		43,622	42,866	43,077	(5)(8)(10)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	12.58%		9/13/2029		480	402	424	(5)(8)(9)(10)
Fortress Credit BSL XIV	Multi-Sector Holdings	CLO Notes	SOFR+	7.65%	12.97%		10/23/2034		2,300	2,079	2,292	(5)(10)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.75%	10.08%		10/18/2033		5,000	5,000	5,019	(5)(10)
Fortress Credit BSL XIX	Multi-Sector Holdings	CLO Notes	SOFR+	8.37%	13.69%		7/24/2036		6,750	6,856	7,021	(5)(10)
Fortress Credit BSL XX	Multi-Sector Holdings	CLO Notes	SOFR+	8.51%	13.88%		1/23/2037		5,250	5,356	5,460	(5)(10)
Fortress Credit BSL XXV	Multi-Sector Holdings	CLO Notes	SOFR+	4.30%	9.62%		7/24/2037		2,250	2,250	2,253	(5)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	Fixed Rate Bond			6.00%		1/15/2030		22,504	18,986	19,610	(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.75%	9.21%		10/8/2027		29,509	28,997	29,531	(5)(10)
Frontier Communications Holdings, LLC	Integrated Telecommunication Services	First Lien Term Loan	SOFR+	3.50%	8.85%		7/1/2031		15,000	14,925	15,000	(5)(10)
Frontier Issuer LLC	Specialized Finance	CLO Notes			11.16%		6/20/2054		24,010	24,006	24,049	(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	12.58%		5/3/2029		20,125	19,638	20,125	(5)(8)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	12.59%		5/3/2029		1,892	1,816	1,892	(5)(8)(9)
Gallatin CLO X 2023-1	Multi-Sector Holdings	CLO Notes	SOFR+	5.41%	10.74%		10/14/2035		5,000	4,913	5,121	(5)(10)
GoldenTree Loan Management EUR CLO 2 DAC	Multi-Sector Holdings	CLO Notes	E+	2.85%	6.75%		1/20/2032		€1,000	887	1,064	(5)(10)
Greenway Health, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.75%	12.01%		4/1/2029		$24,938	24,265	24,838	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%			6/21/2027		—	(42)	(71)	(5)(8)(9)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	13.44%		6/21/2027		17,374	17,168	17,027	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(21)	(35)	(5)(8)(9)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.70%		4/9/2029		6,185	5,976	5,902	(5)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		—	(69)	—	(5)(8)(9)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.98%		1/19/2026		$1,792	$1,764	$1,792	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.98%		1/19/2026		9,319	9,191	9,319	(5)(8)(10)
Horizon Aircraft Finance I Ltd.	Specialized Finance	CLO Notes			4.46%		12/15/2038		10,459	8,875	9,545	(10)
Horizon Aircraft Finance II Ltd.	Specialized Finance	CLO Notes			3.72%		7/15/2039		1,840	1,584	1,684	(10)
HPS Loan Management 10-2016	Multi-Sector Holdings	CLO Notes	SOFR+	6.67%	12.00%		4/20/2034		2,250	2,135	2,238	(5)(10)
HUB Pen Company, LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	6.50%	11.93%		12/31/2027		27,130	26,572	26,858	(5)(8)
HUB Pen Company, LLC	Other Specialty Retail	First Lien Revolver			6.50%		12/31/2027		108	40	75	(8)(9)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			9.00%		2/15/2029		6,142	6,142	6,368	(10)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/15/2029		22,030	21,718	22,108	(5)(10)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.57%		5/16/2028		28,394	27,734	28,266	(5)(8)(10)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.83%		1/25/2030		27,948	27,429	27,468	(5)(8)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(49)	(46)	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%			8/18/2028		—	—	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.58%		8/18/2028		16,086	15,914	15,555	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.58%		8/18/2028		2,325	2,296	2,288	(5)(8)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%	12.08%		8/18/2028		201	127	98	(5)(8)(9)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		666	648	$444	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		299	295	199	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		251	235	167	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	First Lien Term Loan	SOFR+	10.75%			3/17/2027		9,224	8,808	2,785	(5)(8)(12)
Impel Pharmaceuticals Inc.	Health Care Technology	Warrants						127,376		—	—
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						57,693		85	—	(8)(10)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.96%		6/30/2025		43,379	42,948	42,399	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(74)	(112)	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	6.75%	12.19%		6/28/2029		30,986	30,213	30,676	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	6.75%			6/28/2029		—	(160)	(64)	(5)(8)(9)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	6.00%			4/25/2031		£—	(196)	(198)	(5)(8)(9)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	6.00%	11.20%		4/25/2031		2,439	2,975	3,010	(5)(8)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SOFR+	6.00%	11.35%		4/25/2031		$54,214	52,887	52,929	(5)(8)(10)
KDC/ONE Development Corp Inc	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	9.84%		8/15/2028		$15,218	14,926	15,278	(5)(10)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.90%		10/29/2027		58,697	57,981	57,963	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	12.50%		10/29/2027		4,778	4,731	4,719	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	12.50%		10/29/2027		1,221	1,161	1,160	(5)(8)(9)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	12.50%		10/29/2027		166	160	141	(5)(8)(9)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	10.44%		10/29/2028		32,406	31,738	32,051	(5)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.95%		10/12/2027		11,941	11,262	12,261	(5)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	5.50%	10.84%		6/30/2028		$40,103	$39,940	$40,416	(5)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.44%		1/31/2028		1,040	989	975	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	11.44%		1/31/2028		8,929	8,822	8,371	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	11.44%		1/31/2028		812	800	748	(5)(8)(9)
Madison Park Euro Funding XIV	Multi-Sector Holdings	CLO Notes	E+	3.60%	7.51%		7/15/2032		€6,450	6,774	6,884	(5)(10)
Madison Park Funding LXIII	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.82%		4/21/2035		$5,000	5,000	5,128	(5)(10)
Mauser Packaging Solutions Holding Co	Metal, Glass & Plastic Containers	Fixed Rate Bond			7.88%		4/15/2027		12,500	12,348	12,766
Mauser Packaging Solutions Holding Co	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.50%	8.83%		4/15/2027		10,860	10,782	10,886	(5)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		1,956	1,869	1,863	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						17,058		—	64	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						66,347		152	176	(8)(10)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.48%		7/21/2027		5,246	5,141	5,189	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.73%		7/21/2027		1,571	1,541	1,564	(5)(8)
Microf Funding V LLC	Consumer Finance	First Lien Term Loan	SOFR+	6.58%	11.91%		6/3/2027		12,036	11,869	11,750	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			5/10/2026		—	(67)	(68)	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			5/10/2026		—	(67)	(68)	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	10.35%		5/13/2030		41,754	40,930	40,940	(5)(8)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			5/13/2030		—	(82)	(81)	(5)(8)(9)(10)
Mitchell International Inc	Application Software	Second Lien Term Loan	SOFR+	5.25%	10.59%		6/17/2032		8,310	8,268	8,305	(5)
Mitchell International Inc	Application Software	First Lien Term Loan	SOFR+	3.25%	8.59%		6/17/2031		17,100	17,015	16,976	(5)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	9.85%		7/1/2031		46,623	45,691	45,567	(5)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			2/28/2031		—	(45)	(41)	(5)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.85%		2/28/2031		72,289	71,205	71,306	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(128)	(123)	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.75%	11.08%		2/10/2027		4,205	4,047	4,205	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.93%		2/10/2027		7,148	7,142	7,108	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.93%		2/10/2027		4,561	4,448	4,536	(5)(8)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/10/2027		—	—	(13)	(5)(8)(9)
Neptune Platform Buyer, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%			1/19/2031		—	—	—	(5)(8)(9)
Neptune Platform Buyer, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%	10.58%		1/19/2031		30,900	30,437	30,653	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%			11/12/2030		—	(90)	(90)	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%			11/9/2029		—	(67)	—	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.32%		11/12/2030		46,507	45,810	46,507	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.19%		11/10/2029		411	287	163	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.17%		11/10/2029		22,196	21,752	21,752	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Revolver	PRIME+	4.75%	13.25%		11/10/2029		536	149	149	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	NIBOR+	5.00%	9.73%		5/3/2029		kr	69,331	$6,229	$6,481	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	5.00%	10.20%		5/3/2029			£3,163	3,941	3,980	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.00%			5/3/2029			$—	(16)	(15)	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.75%	11.07%		5/3/2029			3,338	3,284	3,323	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.75%	11.05%		5/3/2029			36,441	35,854	36,270	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.00%	10.32%		5/3/2029			28,057	27,916	27,925	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	5.00%	10.34%		5/3/2029			3,049	3,155	3,203	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	5.00%			5/3/2029			—	(31)	(29)	(5)(8)(9)
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	12.73%		7/20/2034			700	682	701	(5)(10)
Northwoods Capital XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.01%	9.36%		6/20/2034			4,000	3,920	4,012	(5)(10)
Ocean Trails CLO VIII	Multi-Sector Holdings	CLO Notes	SOFR+	4.01%	9.34%		7/15/2034			5,000	4,669	5,010	(5)(10)
Ocean Trails CLO XIV	Multi-Sector Holdings	CLO Notes	SOFR+	5.82%	11.14%		1/20/2035			1,000	1,000	1,019	(5)(10)
Octagon 66	Multi-Sector Holdings	CLO Notes	SOFR+	5.09%	10.42%		11/16/2036			3,000	2,971	3,103	(5)(10)
OFSI BSL XIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.50%	9.82%		4/20/2037			5,000	5,000	5,012	(5)(10)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	12.81%		4/20/2034			1,105	1,048	1,072	(5)(10)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/10/2030			—	(86)	(82)	(5)(8)(9)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.58%		6/10/2030			8,582	8,367	8,582	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.58%		6/10/2030			22,713	22,232	22,713	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/11/2029			—	(94)	—	(5)(8)(9)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.25%	12.59%		2/1/2029			16,868	16,544	16,530	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.50%	12.83%		2/1/2029			15,746	15,445	15,707	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.50%			2/1/2029			—	(38)	(5)	(5)(8)(9)
OZLM XXIII Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.28%	12.87%		4/15/2034			1,000	967	990	(5)(10)
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	9.19%		2/1/2028			18,716	18,621	18,740	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	9.19%		2/11/2028			27,762	27,420	27,715	(5)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	11.34%		11/15/2030			73,279	71,945	71,682	(5)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030			—	(96)	(96)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029			—	(172)	(209)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						6,338			6,211	6,753	(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	8.00%			4/6/2027			26,144	23,029	12,811	(5)(8)(12)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	8.00%			4/6/2027			1,639	1,444	803	(5)(8)(12)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	10.84%		2/15/2029			5,384	5,055	4,807	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	11.83%		2/15/2029			26,556	25,737	26,556	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	6.00%	11.84%		2/15/2029			661	472	583	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	12.57%		1/23/2029			67,254	66,581	66,669	(5)(8)(10)
Project Accelerate Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	5.25%	10.54%		2/24/2031			43,750	43,313	43,750	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Project Accelerate Parent, LLC	Systems Software	First Lien Revolver	SOFR+	5.25%			2/24/2031		$—	$(63)	$—	(5)(8)(9)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	10.59%		9/20/2030		63,733	62,512	62,560	(5)(8)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(127)	(122)	(5)(8)(9)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.98%		1/31/2028		£9,861	11,540	12,091	(5)(8)(10)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.70%		1/31/2028		8,377	9,996	10,059	(5)(8)(9)(10)
Radar Bidco Sarl	Air Freight & Logistics	First Lien Term Loan	SOFR+	4.25%	9.56%		4/4/2031		$15,500	15,423	15,563	(5)(10)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.60%		4/5/2030		37,725	37,230	37,743	(5)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.75%	13.08%		9/21/2028		18,387	17,999	18,203	(5)(8)
Rockford Tower CLO 2024-1	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	12.81%		4/20/2037		2,500	2,476	2,575	(5)(10)
RR 24	Multi-Sector Holdings	CLO Notes	SOFR+	8.30%	13.63%		1/15/2036		2,750	2,750	2,790	(5)(10)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.33%		10/7/2026		15,467	15,112	14,926	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(44)	(66)	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						606,357		200	170	(8)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	10.65%		12/31/2029		98,000	98,000	98,000	(5)(8)(10)(15)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	4.00%	9.44%		3/16/2027		14,906	14,718	14,934	(5)
SCIH Salt Holdings Inc.	Diversified Chemicals	Fixed Rate Bond			4.88%		5/1/2028		16,450	15,003	15,321
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		7,654	7,384	7,424	(5)(8)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						79,075		258	178	(8)
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	5.00%	10.44%		12/16/2028		1,745	1,743	1,757	(5)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.25%	11.58%		3/27/2028		2,004	1,978	1,979	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.09%		3/27/2028		2,487	2,438	2,487	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.09%		3/27/2028		17,288	16,901	17,288	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	PRIME+	5.75%	14.25%		3/27/2028		400	367	400	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		11,547	11,191	11,547	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		4,330	4,196	4,330	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	Warrants						93,470		293	33	(8)(10)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.50%	10.09%		4/17/2028		17,893	17,018	17,692	(5)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	11.09%		4/19/2029		91,516	89,759	89,832	(5)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029		—	(195)	(187)	(5)(8)(9)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	9.09%		10/5/2027		25,508	25,383	25,593	(5)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			8.75%		4/1/2030		766	742	787
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.93%		4/5/2029		10,406	10,174	10,478	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029		$13,481	$13,354	$12,828
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	11.08%		9/4/2029		27,181	26,097	25,000	(5)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	3.75%	9.08%		9/27/2030		45,910	45,100	45,928	(5)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	10.32%		4/25/2031		€47,274	50,670	50,033	(5)(8)(9)(10)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	13.34%		12/16/2028		$33,060	32,323	32,729	(5)(8)
SupplyOne Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.59%		4/19/2031		16,958	16,818	17,005	(5)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.56%		12/31/2026		696	690	662	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.56%		12/31/2026		838	808	797	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.56%		12/31/2026		8,134	8,053	7,736	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%			12/31/2026		—	(4)	(19)	(5)(8)(9)
Tacala, LLC	Restaurants	First Lien Term Loan	SOFR+	4.00%	9.34%		1/31/2031		29,925	29,850	30,090	(5)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%			5/1/2029		—	(269)	(279)	(5)(8)(9)(10)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%	12.32%		5/1/2029		74,285	72,131	72,205	(5)(8)(10)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.34%		5/26/2028		24,736	23,765	23,907	(5)(8)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		39,751	39,425	39,751	(8)(10)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	11.43%		12/29/2028		8,420	8,311	8,242	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			1/31/2029		—	(61)	(98)	(5)(8)(9)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.40%		1/31/2029		1,628	1,569	1,582	(5)(8)(9)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.40%		1/31/2029		8,363	8,235	8,263	(5)(8)
Trident TPI Holdings Inc	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	9.34%		9/15/2028		12,374	12,374	12,408	(5)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	12.40%		1/25/2034		905	851	860	(5)(10)
Trinitas CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	4.26%	9.59%		4/25/2033		4,500	4,400	4,529	(5)(10)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	13.04%		4/22/2034		6,500	5,824	6,301	(5)(10)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(128)	(120)	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	11.07%		2/13/2031		62,380	61,200	61,269	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	11.08%		2/13/2030		301	99	107	(5)(8)(9)
Uniti Group LP	Cable & Satellite	Fixed Rate Bond			4.75%		4/15/2028		1,328	1,197	1,087	(10)
Uniti Group LP	Cable & Satellite	Fixed Rate Bond			6.50%		2/15/2029		990	919	632	(10)
Venture 41 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.13%	9.46%		1/20/2034		1,500	1,478	1,502	(5)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		4,956	4,860	4,862	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		6,308	6,182	6,189	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2024		9,011	9,011	9,011	(8)(10)(13)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		—	—	—	(8)(9)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		—	—	—	(8)(9)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2025		—	—	—	(8)(9)(10)(13)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.50%			6/6/2031		£—	(20)	(20)	(5)(8)(9)(10)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.50%	10.70%		6/6/2031		46,900	58,909	58,693	(5)(8)(10)
WAVE 2019-1	Specialized Finance	CLO Notes			3.60%		9/15/2044		$4,765	3,953	4,234	(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Wellfleet CLO 2022-2, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	8.56%	13.89%		10/18/2035		$1,500	$1,446	$1,531	(5)(10)
Wind River 2020-1 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.42%	12.75%		7/20/2037		2,000	1,960	2,010	(5)(10)
Wind River 2024-1 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.25%	9.57%		4/20/2037		3,250	3,250	3,297	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.72%	4.13%	11/28/2029		54,029	52,763	53,705	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(136)	(35)	(5)(8)(9)
Total Non-Control/Non-Affiliate Investments (145.5% of net assets)										$4,171,140	$4,189,323
Restricted Cash										30,301	30,301
Cash and Cash Equivalents										394,810	394,810
Cash and Cash Equivalents and Restricted Cash (14.8% of net assets)										$425,111	$425,111
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (160.3% of net assets)										$4,596,251	$4,614,434

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$164,202		€151,007	8/8/2024	Bank of New York Mellon	$2,086
Foreign currency forward contract	$156,315		£123,967	8/8/2024	Bank of New York Mellon	(426)
Foreign currency forward contract	$6,683	kr	72,797	8/8/2024	Bank of New York Mellon	(160)
						$1,500

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$1,443
						$1,443

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2024
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate ("SOFR"), the euro interbank offered rate ("EURIBOR" or "E"), the sterling overnight index average ("SONIA"), the Norwegian interbank offered rate ("NIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2024, the reference rates for the Company's variable rate loans were the 30-day SOFR at 5.34%, the 90-day SOFR at 5.32%, the 180-day SOFR at 5.23%, the PRIME at 8.50%, the SONIA at 5.23%, the 90-day NIBOR at 4.73%, and the 90-day EURIBOR at 3.82%. Most loans include an interest floor, which generally ranges from 0% to 2.75%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(6)Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. "€" signifies the investment is denominated in Euros. “£” signifies the investment is denominated in British Pounds. "kr" signifies the investment is denominated in Krones. All other investments are denominated in U.S. dollars.
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
(8)As of June 30, 2024, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2024, qualifying assets represented 71.9% of the Company's total assets and non-qualifying assets represented 28.1% of the Company's total assets.
(11)This investment represents a participation interest in the underlying securities shown.
(12)This investment was on non-accrual status as of June 30, 2024.
(13)This investment represents a revenue interest financing term loan in which the Company receives periodic interest payments based on a percentage of revenues earned at the respective portfolio company over the life of the loan.
(14)This investment was renamed during the three months ended June 30, 2024. For the periods prior to June 30, 2024, this investment was referenced as SCP Eye Care Services, LLC.
(15)This investment represents a credit default swap that functions, in substance, like a credit linked note and represents a credit risk transfer for a pool of reference assets owned by a bank. The Company fully funded margin up front and in return the Company receives periodic interest payments. The Company’s risk of loss is limited to the principal amount disclosed herein. The reference assets are primarily composed of investment grade corporate debt. The Company may be exposed to counterparty risk, which could make it difficult for the Company to collect on obligations, thereby resulting in potentially significant losses. In addition, the Company only has a contractual relationship with the bank, and not with the reference obligors of the reference assets. Accordingly, the Company generally may have no right to directly enforce compliance by the reference obligors with the terms of the reference assets. The Company will not directly benefit from the reference assets and will not have the benefit of the remedies that would normally be available to a holder of such reference assets. In addition, in the event of the insolvency of the counterparty, the Company may be treated as a general creditor of such counterparty, and will not have any claim with respect to the reference assets.
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

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of June 30, 2024, the Company has issued and sold 81,427,620 Class I shares for an aggregate purchase price of $1,927.5 million of which $100.0 million was purchased by an affiliate of the Adviser. As of June 30, 2024, the Company has issued and sold 39,945,239 Class S shares for an aggregate purchase price of $940.4 million. As of June 30, 2024, the Company has issued and sold 72,403 Class D shares for an aggregate purchase price of $1.7 million.

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
The fair value of the Company's investments as of June 30, 2024 and September 30, 2023 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2024,

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
there were two investments on non-accrual status that represented 0.8% and 0.4% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were no investments on non-accrual status.
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
As of June 30, 2024, included in restricted cash was $30.3 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facilities, the Company was restricted in terms of access to the $30.3 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the SPV credit facilities. As of September 30, 2023, included in restricted cash was $5.6 million that was held at Citibank, N.A. in connection with the Company’s JPM Agreements (defined below). Pursuant to the terms of the JPM Agreements, the Company was restricted in terms of access to the $5.6 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the JPM Agreements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Receivables/Payables from Unsettled Transactions:
Receivables/payables from unsettled transactions consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs incurred in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs incurred in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statement of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Organization and Offering Costs:
Costs associated with the organization of the Company are expensed as incurred. Costs associated with the offering of Common Shares of the Company are capitalized as "deferred offering costs" on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence.
For the three and nine months ended June 30, 2024, the Company expensed organization costs of $4 and $8, respectively. For the three and nine months ended June 30, 2023, the Company expensed organization costs of zero and $4, respectively. As of June 30, 2024 and September 30, 2023, $593 and $270, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended June 30, 2024, the Company amortized offering costs of $261 and $694, respectively. For the three and nine months ended June 30, 2023, the Company amortized offering costs of $725 and $2,517, respectively.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2023 and 2022.
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

Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2024, the fair value of the Company's investment portfolio was $4,189.3 million and was composed of investments in 177 portfolio companies. As of September 30, 2023, the fair value of the Company's investment portfolio was $1,927.2 million and was composed of investments in 123 portfolio companies.
As of June 30, 2024 and September 30, 2023, the Company's investment portfolio consisted of the following:

	June 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$3,675,062	88.11%	$1,814,372	94.39%
Subordinated Debt	480,249	11.51%	98,352	5.12%
Preferred Equity	12,234	0.29%	6,023	0.31%
Common Equity and Warrants	3,595	0.09%	3,471	0.18%
Total	$4,171,140	100.00%	$1,922,218	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$3,686,271	87.99%	128.02%	$1,817,981	94.32%	118.88%
Subordinated Debt	485,834	11.60%	16.87%	97,616	5.07%	6.38%
Preferred Equity	13,264	0.32%	0.46%	5,748	0.30%	0.38%
Common Equity and Warrants	3,954	0.09%	0.14%	5,892	0.31%	0.39%
Total	$4,189,323	100.00%	145.49%	$1,927,237	100.00%	126.03%

The composition of the Company's debt investments as of June 30, 2024 and September 30, 2023 by floating rates and fixed rates was as follows:

	June 30, 2024		September 30, 2023
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$3,811,074	91.35%	$1,716,908	89.63%
Fixed rate	361,031	8.65%	198,689	10.37%
Total	$4,172,105	100.00%	$1,915,597	100.00%

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

	June 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
United States	$3,583,886	85.91%	$1,673,820	87.08%
United Kingdom	314,209	7.53%	44,465	2.31%
Canada	70,520	1.69%	56,725	2.95%
Luxembourg	55,995	1.34%	41,426	2.16%
Netherlands	51,948	1.25%	4,958	0.26%
India	39,425	0.95%	39,296	2.04%
Costa Rica	13,305	0.32%	12,684	0.66%
Chile	11,262	0.27%	11,191	0.58%
Switzerland	10,290	0.25%	10,172	0.53%
France	9,404	0.23%	14,735	0.77%
Cayman Islands	8,875	0.21%	12,746	0.66%
Australia	2,021	0.05%	—	—%
Total	$4,171,140	100.00%	$1,922,218	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$3,597,287	85.88%	124.92%	$1,677,990	87.07%	109.75%
United Kingdom	316,380	7.55%	10.99%	45,181	2.34%	2.95%
Canada	72,020	1.72%	2.50%	56,622	2.94%	3.70%
Luxembourg	55,453	1.32%	1.93%	41,043	2.13%	2.68%
Netherlands	51,497	1.23%	1.79%	5,542	0.29%	0.36%
India	39,751	0.95%	1.38%	39,318	2.04%	2.57%
Costa Rica	13,176	0.31%	0.46%	12,369	0.64%	0.81%
Chile	12,261	0.29%	0.43%	12,529	0.65%	0.82%
Switzerland	10,203	0.24%	0.35%	9,861	0.51%	0.64%
France	9,647	0.23%	0.34%	13,647	0.71%	0.89%
Cayman Islands	9,545	0.23%	0.33%	13,135	0.68%	0.86%
Australia	2,103	0.05%	0.07%	—	—%	—%
Total	$4,189,323	100.00%	145.49%	$1,927,237	100.00%	126.03%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2024 and September 30, 2023 was as follows:

	June 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Application Software	$647,498	15.50%	$261,061	13.60%
Interactive Media & Services	168,452	4.04%	23,766	1.24%
Systems Software	167,504	4.02%	70,431	3.66%
Health Care Technology	164,580	3.95%	71,145	3.70%
Diversified Financial Services	163,938	3.93%	31,405	1.63%
Diversified Support Services	160,108	3.84%	40,107	2.09%
Aerospace & Defense	154,403	3.70%	75,592	3.93%
Health Care Services	150,398	3.61%	57,898	3.01%
Multi-Sector Holdings	126,689	3.04%	28,293	1.47%
Education Services	123,538	2.96%	61,437	3.20%
Other Specialty Retail	109,420	2.62%	104,787	5.45%
Industrial Machinery & Supplies & Components	105,357	2.53%	29,675	1.54%
Specialized Finance	92,143	2.21%	48,354	2.52%
Communications Equipment	89,564	2.15%	—	—%
Insurance Brokers	87,835	2.11%	12,979	0.68%
Pharmaceuticals	84,495	2.03%	64,066	3.33%
Packaged Foods & Meats	80,225	1.92%	—	—%
Environmental & Facilities Services	77,339	1.85%	75,632	3.93%
Electrical Components & Equipment	72,927	1.75%	75,692	3.94%
Wireless Telecommunication Services	71,862	1.72%	—	—%
Office Services & Supplies	71,189	1.71%	21,160	1.10%
Health Care Supplies	68,035	1.63%	36,745	1.91%
Integrated Telecommunication Services	62,908	1.51%	41,352	2.15%
Construction Machinery & Heavy Transportation Equipment	61,171	1.47%	—	—%
Property & Casualty Insurance	60,850	1.46%	41,399	2.15%
Asset Management & Custody Banks	58,889	1.41%	—	—%
Data Processing & Outsourced Services	55,933	1.34%	—	—%
Alternative Carriers	53,239	1.28%	—	—%
Life Sciences Tools & Services	45,100	1.08%	27,580	1.43%
Cable & Satellite	43,784	1.05%	24,678	1.28%
Health Care Equipment	41,344	0.99%	39,946	2.08%
Financial Exchanges & Data	40,714	0.98%	—	—%
Health Care Distributors	40,162	0.96%	32,575	1.69%
Movies & Entertainment	39,940	0.96%	—	—%
Construction & Engineering	39,886	0.96%	—	—%
Diversified Metals & Mining	39,425	0.95%	95,842	4.99%
Metal, Glass & Plastic Containers	35,504	0.85%	25,834	1.34%
Distributors	34,901	0.84%	52,155	2.71%
Auto Parts & Equipment	32,323	0.77%	32,444	1.69%
Research & Consulting Services	31,908	0.76%	20,717	1.08%
Restaurants	29,850	0.72%	18,832	0.98%
Diversified Chemicals	29,721	0.71%	—	—%
Biotechnology	27,991	0.67%	36,433	1.90%
Gold	27,734	0.66%	27,607	1.44%
Health Care Facilities	25,383	0.61%	20,456	1.06%
Paper & Plastic Packaging Products & Materials	23,564	0.56%	4,785	0.25%
Trading Companies & Distributors	21,684	0.52%	25,328	1.32%
Food Distributors	21,536	0.52%	6,111	0.32%
Hotels, Resorts & Cruise Lines	17,105	0.41%	17,167	0.89%
Real Estate Development	16,850	0.40%	16,036	0.83%
Air Freight & Logistics	15,423	0.37%	6,590	0.34%
Personal Care Products	14,926	0.36%	44,968	2.34%
Consumer Finance	11,869	0.28%	6,796	0.35%
Passenger Airlines	11,262	0.27%	11,191	0.58%
Advertising	11,215	0.27%	11,167	0.58%
Leisure Facilities	9,547	0.23%	9,445	0.49%
Internet Services & Infrastructure	—	—%	14,556	0.76%
Soft Drinks & Non-alcoholic Beverages	—	—%	4,958	0.26%
Leisure Products	—	—%	4,772	0.25%
Diversified Real Estate Activities	—	—%	4,619	0.24%
Other Specialized REITs	—	—%	3,574	0.19%
Construction Materials	—	—%	2,080	0.11%
Total	$4,171,140	100.00%	$1,922,218	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$639,115	15.28%	22.19%	$263,077	13.67%	17.23%
Systems Software	169,390	4.04%	5.88%	70,227	3.64%	4.59%
Interactive Media & Services	169,371	4.04%	5.88%	23,999	1.25%	1.57%
Diversified Financial Services	163,063	3.89%	5.66%	31,860	1.65%	2.08%
Diversified Support Services	162,333	3.87%	5.64%	40,493	2.10%	2.65%
Health Care Technology	161,745	3.86%	5.62%	72,102	3.74%	4.71%
Aerospace & Defense	157,026	3.75%	5.45%	75,628	3.92%	4.95%
Health Care Services	152,457	3.64%	5.29%	57,832	3.00%	3.78%
Multi-Sector Holdings	130,570	3.12%	4.53%	28,863	1.50%	1.89%
Education Services	124,783	2.98%	4.33%	61,653	3.20%	4.03%
Other Specialty Retail	111,700	2.67%	3.88%	104,861	5.44%	6.86%
Industrial Machinery & Supplies & Components	106,410	2.54%	3.70%	30,448	1.58%	1.99%
Specialized Finance	93,305	2.23%	3.24%	48,815	2.53%	3.19%
Communications Equipment	89,645	2.14%	3.11%	—	—%	—%
Insurance Brokers	87,928	2.10%	3.05%	13,857	0.72%	0.91%
Pharmaceuticals	84,518	2.02%	2.94%	63,149	3.28%	4.13%
Packaged Foods & Meats	80,731	1.93%	2.80%	—	—%	—%
Environmental & Facilities Services	77,380	1.85%	2.69%	75,755	3.93%	4.95%
Electrical Components & Equipment	72,899	1.74%	2.53%	75,916	3.94%	4.96%
Wireless Telecommunication Services	71,926	1.72%	2.50%	—	—%	—%
Office Services & Supplies	69,879	1.67%	2.43%	21,588	1.12%	1.41%
Health Care Supplies	68,135	1.63%	2.37%	37,137	1.93%	2.43%
Integrated Telecommunication Services	64,141	1.53%	2.23%	39,481	2.05%	2.58%
Property & Casualty Insurance	61,851	1.48%	2.15%	41,911	2.17%	2.74%
Construction Machinery & Heavy Transportation Equipment	61,256	1.46%	2.13%	—	—%	—%
Asset Management & Custody Banks	58,673	1.40%	2.04%	—	—%	—%
Data Processing & Outsourced Services	57,239	1.37%	1.99%	—	—%	—%
Alternative Carriers	53,641	1.28%	1.86%	—	—%	—%
Life Sciences Tools & Services	45,928	1.10%	1.60%	27,419	1.42%	1.79%
Cable & Satellite	44,064	1.05%	1.53%	24,360	1.26%	1.59%
Health Care Equipment	42,083	1.00%	1.46%	39,945	2.07%	2.61%
Financial Exchanges & Data	40,723	0.97%	1.41%	—	—%	—%
Construction & Engineering	40,653	0.97%	1.41%	—	—%	—%
Movies & Entertainment	40,416	0.96%	1.40%	—	—%	—%
Health Care Distributors	39,874	0.95%	1.38%	33,083	1.72%	2.16%
Diversified Metals & Mining	39,751	0.95%	1.38%	95,449	4.95%	6.24%
Metal, Glass & Plastic Containers	36,060	0.86%	1.25%	25,799	1.34%	1.69%
Distributors	33,271	0.79%	1.16%	51,939	2.69%	3.40%
Research & Consulting Services	33,180	0.79%	1.15%	21,180	1.10%	1.39%
Auto Parts & Equipment	32,729	0.78%	1.14%	33,061	1.72%	2.16%
Diversified Chemicals	30,255	0.72%	1.05%	—	—%	—%
Restaurants	30,090	0.72%	1.05%	19,013	0.99%	1.24%
Gold	28,266	0.67%	0.98%	27,627	1.43%	1.81%
Biotechnology	28,216	0.67%	0.98%	35,838	1.86%	2.34%
Health Care Facilities	25,593	0.61%	0.89%	20,564	1.07%	1.34%
Paper & Plastic Packaging Products & Materials	23,561	0.56%	0.82%	4,543	0.24%	0.30%
Trading Companies & Distributors	22,154	0.53%	0.77%	25,536	1.33%	1.67%
Food Distributors	22,150	0.53%	0.77%	6,109	0.32%	0.40%
Hotels, Resorts & Cruise Lines	16,921	0.40%	0.59%	17,051	0.88%	1.12%
Real Estate Development	16,752	0.40%	0.58%	15,849	0.82%	1.04%
Air Freight & Logistics	15,563	0.37%	0.54%	6,800	0.35%	0.44%
Personal Care Products	15,278	0.36%	0.53%	44,284	2.30%	2.90%
Passenger Airlines	12,261	0.29%	0.43%	12,529	0.65%	0.82%
Consumer Finance	11,750	0.28%	0.41%	6,107	0.32%	0.40%
Advertising	11,495	0.27%	0.40%	11,343	0.59%	0.74%
Leisure Facilities	9,176	0.22%	0.32%	9,093	0.47%	0.59%
Internet Services & Infrastructure	—	—%	—%	14,726	0.76%	0.96%
Soft Drinks & Non-alcoholic Beverages	—	—%	—%	5,542	0.29%	0.36%
Diversified Real Estate Activities	—	—%	—%	4,696	0.24%	0.31%
Leisure Products	—	—%	—%	4,131	0.21%	0.27%
Other Specialized REITs	—	—%	—%	2,947	0.15%	0.19%
Construction Materials	—	—%	—%	2,022	0.10%	0.13%
Total	$4,189,323	100.00%	145.49%	$1,927,237	100.00%	126.03%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2024 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$1,174,795	$2,511,476	$3,686,271
Subordinated debt (including CLO notes and credit linked notes)	—	262,515	223,319	485,834
Common equity and warrants	—	—	3,954	3,954
Preferred equity	—	—	13,264	13,264
Total investments at fair value	—	1,437,310	2,752,013	4,189,323
Derivative assets	—	2,943	—	2,943
Total assets at fair value	$—	$1,440,253	$2,752,013	$4,192,266
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
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically have both unobservable or Level 3 components and observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers between levels are recognized at the beginning of the reporting period.
The principal values of the credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. Oaktree used market quotes as of the valuation date to estimate the fair value of the
Company's 8.400% notes due 2028 (the "2028 Notes"), which are included in Level 2 of the hierarchy.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from March 31, 2024 to June 30, 2024, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2024	$2,009,889	$33,795	$12,814	$4,022	$2,060,520
Purchases	541,256	188,809	—	124	730,189
Sales and repayments	(42,281)	—	—	—	(42,281)
Capitalized PIK interest income	1,803	567	—	—	2,370
Accretion of OID	2,979	83	—	—	3,062
Net unrealized appreciation (depreciation)	(2,184)	65	450	(192)	(1,861)
Net realized gains (losses)	14	—	—	—	14
Fair value as of June 30, 2024	$2,511,476	$223,319	$13,264	$3,954	$2,752,013
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2024	$(3,797)	$65	$450	$(192)	$(3,474)

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from September 30, 2023 to June 30, 2024, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2023	$1,063,761	$13,792	$5,748	$5,839	$1,089,140
Purchases	1,577,752	207,980	6,211	124	1,792,067
Sales and repayments	(150,226)	—	—	—	(150,226)
Transfers in (a)	10,757	—	—	—	10,757
Capitalized PIK interest income	4,011	1,398	—	—	5,409
Accretion of OID	9,275	84	—	—	9,359
Net unrealized appreciation (depreciation)	(4,053)	65	1,305	(2,009)	(4,692)
Net realized gains (losses)	199	—	—	—	199
Fair value as of June 30, 2024	$2,511,476	$223,319	$13,264	$3,954	$2,752,013
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2024	$(5,097)	$65	$1,305	$(2,009)	$(5,736)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the nine months ended June 30, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of June 30, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$2,374,154	Market Yield	Market Yield	(b)	9.0%	-	39.0%	11.5%
	13,614	Enterprise Value	Revenue Multiple	(e)	1.4x	-	1.6x	1.5x
	58,673	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	65,035	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	125,319	Market Yield	Market Yield	(b)	10.0%	-	13.0%	11.9%
	98,000	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Common equity and warrants & preferred equity	9,635	Enterprise Value	Revenue Multiple	(e)	5.8x	-	6.8x	6.3x
	7,583	Enterprise Value	EBITDA Multiple	(e)	7.0x	-	15.1x	14.0x
Total	$2,752,013
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

Note 4. Fee Income
For the three and nine months ended June 30, 2024, the Company recorded total fee income of $752 and $2,403, respectively, of which $69 and $127, respectively, was recurring in nature. For the three and nine months ended June 30, 2023, the Company recorded total fee income of $654 and $882, respectively, of which $27 and $188, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2024:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2023	64,896	$649	$1,536,305	$(7,749)	$1,529,205
Issuance of Common Shares in public offering	19,952	199	468,588	—	468,787
Issuance of Common Shares under dividend reinvestment plan	496	5	11,642	—	11,647
Shares repurchased, net of early repurchase deduction	(446)	(4)	(10,522)	—	(10,526)
Net investment income	—	—	—	35,803	35,803
Net unrealized appreciation (depreciation)	—	—	—	16,919	16,919
Net realized gains (losses)	—	—	—	453	453
Provision for income tax (expense) benefit	—	—	—	(241)	(241)
Distributions to shareholders	—	—	—	(46,876)	(46,876)
Balance at December 31, 2023	84,898	$849	$2,006,013	$(1,691)	$2,005,171
Issuance of Common Shares in public offering	19,399	194	457,636	—	457,830
Issuance of Common Shares under dividend reinvestment plan	679	7	16,050	—	16,057
Shares repurchased, net of early repurchase deduction	(349)	(4)	(8,213)	—	(8,217)
Net investment income	—	—	—	53,929	53,929
Net unrealized appreciation (depreciation)	—	—	—	(655)	(655)
Net realized gains (losses)	—	—	—	3,347	3,347
Provision for income tax (expense) benefit	—	—	—	(144)	(144)
Distributions to shareholders	—	—	—	(56,572)	(56,572)
Balance at March 31, 2024	104,627	$1,046	$2,471,486	$(1,786)	$2,470,746
Issuance of Common Shares in public offering	17,673	177	416,869	—	417,046
Issuance of Common Shares under dividend reinvestment plan	767	8	18,157	—	18,165
Shares repurchased, net of early repurchase deduction	(703)	(7)	(16,537)	—	(16,544)
Net investment income	—	—	—	61,642	61,642
Net unrealized appreciation (depreciation)	—	—	—	(3,198)	(3,198)
Net realized gains (losses)	—	—	—	(59)	(59)
Provision for income tax (expense) benefit	—	—	—	(158)	(158)
Distributions to shareholders	—	—	—	(68,254)	(68,254)
Balance at June 30, 2024	122,364	$1,224	$2,889,975	$(11,813)	$2,879,386

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

Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class S and Class D common shares of beneficial interest at $0.01 per share par value. As of June 30, 2024, the Company has issued and sold 81,427,620 Class I shares for an aggregate purchase price of $1,927.5 million. As of June 30, 2024, the Company has issued and sold 39,945,239 Class S shares for an aggregate purchase price of $940.4 million. As of June 30, 2024, the Company has issued and sold 72,403 Class D shares for an aggregate purchase price of $1.7 million. As of June 30, 2024, the Company has issued 1,211,882 Class I shares, 1,431,291 Class S shares and 1,327 Class D shares pursuant to its distribution reinvestment plan.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table summarizes transactions in common shares of beneficial interest for the nine months ended June 30, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	37,416,704	$881,665
Share transfers between classes	15,393	364
Issuance of Common Shares under dividend reinvestment plan	878,249	20,839
Share repurchases, net of early repurchase deduction	(926,792)	(21,838)
Net increase (decrease)	37,383,554	$881,030
Class S
Issuance of Common Shares in public offering	19,541,548	$460,437
Share transfers between classes	(15,393)	(364)
Issuance of Common Shares under dividend reinvestment plan	1,060,406	24,999
Share repurchases, net of early repurchase deduction	(570,987)	(13,449)
Net increase (decrease)	20,015,574	$471,623
Class D
Issuance of Common Shares in public offering	66,226	$1,561
Issuance of Common Shares under dividend reinvestment plan	1,310	31
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	67,536	$1,592
Total net increase (decrease)	57,466,664	$1,354,245
The following table summarizes transactions in common shares of beneficial interest for the nine months ended June 30, 2023:

	Shares	Amount
Class I
Issuance of Common Shares	16,273,329	$381,028
Issuance of Common Shares under dividend reinvestment plan	182,183	4,264
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	16,455,512	$385,292
Class S
Issuance of Common Shares	10,943,532	$256,304
Issuance of Common Shares under dividend reinvestment plan	192,853	4,506
Share repurchases, net of early repurchase deduction	(1,692)	(40)
Net increase (decrease)	11,134,693	$260,770
Class D
Issuance of Common Shares	646	$15
Issuance of Common Shares under dividend reinvestment plan	—	—
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	646	$15
Total net increase (decrease)	27,590,851	$646,077

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares during the nine months ended June 30, 2024 and 2023:

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61
April 30, 2024	$23.59	$23.59	$23.59
May 31, 2024	$23.59	$23.59	$23.59
June 30, 2024	$23.53	$23.53	$23.53

	Class I Shares	Class S Shares	Class D Shares
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
April 30, 2023	$23.40	$23.40	—
May 31, 2023	$23.23	$23.23	—
June 30, 2023	$23.48	$23.48	$23.48

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding Common Shares. The following table presents distributions that were declared during the nine months ended June 30, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.2000	14,936
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.2000	15,451
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.2000	16,361
				$1.8000	$118,282

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1833	6,730
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1833	7,188
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1833	7,551
				$1.6498	$53,349

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1851	5
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1951	10
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1951	10
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1951	11
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1951	12
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1951	14
				$1.7559	$71

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table presents distributions that were declared during the nine months ended June 30, 2023:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
Monthly	January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
Monthly	February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
Monthly	March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
Monthly	April 25, 2023	April 30, 2023	May 26, 2023	0.1900	4,568
Monthly	May 22, 2023	May 31, 2023	June 28, 2023	0.1900	5,068
Monthly	June 26, 2023	June 30, 2023	July 27, 2023	0.1900	5,605
				$1.7400	$35,805

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
Monthly	January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
Monthly	February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
Monthly	March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
Monthly	April 25, 2023	April 30, 2023	May 26, 2023	0.1734	1,764
Monthly	May 22, 2023	May 31, 2023	June 28, 2023	0.1734	2,036
Monthly	June 26, 2023	June 30, 2023	July 27, 2023	0.1735	2,381
				$1.5907	$11,836

			Class D
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
June 26, 2023	June 30, 2023	July 27, 2023	$0.1852	$—
			$0.1852	$—
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
Through June 30, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the nine months ended June 30, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.5811	$104,599	$1.4315	$46,712	$1.5394	$63
Distributions in excess of net investment income	0.2189	13,683	0.2183	6,637	0.2165	8
Total	$1.8000	$118,282	$1.6498	$53,349	$1.7559	$71
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
During the nine months ended June 30, 2024, the Company repurchased pursuant to such tender offers an aggregate of 926,792 Class I and 570,987 Class S shares. The following table presents the share repurchases completed during the nine months ended June 30, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2023	446,089	0.69%	$23.62	$10,526
March 31, 2024	348,944	0.41%	23.61	8,217
June 30, 2024	702,746	0.67%	23.53	16,544
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.

During the nine months ended June 30, 2023, the Company repurchased pursuant to such tender offers an aggregate of 1,692 Class S shares. The following table presents the share repurchases completed during the nine months ended June 30, 2023:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
June 30, 2023	1,692	—%	$23.48	$39
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2024 and September 30, 2023, the Company had $580.0 million and $320.0 million outstanding under the ING Credit Agreement. For the nine months ended June 30, 2024 and June 30, 2023, the Company’s borrowings under the ING Credit Agreement bore interest at a weighted average rate of 7.71% and 6.55%, respectively. The Company recorded $10,275 and $28,985 of interest expense (inclusive of fees) related to the ING Credit Agreement for the three and nine months ended June 30, 2024, respectively. The Company recorded $3,999 and $10,018 of interest expense (inclusive of fees) related to the ING Facility for the three and nine months ended June 30, 2023, respectively.

JPM SPV Facility

On February 24, 2023 (the “JPM Closing Date”), the Company entered into a loan and security agreement (as amended and/or restated, from time to time, the “JPM Loan and Security Agreement”) among OSCF Lending SPV, LLC (“OSCF Lending SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, pursuant to which JPM agreed to extend credit to OSCF Lending SPV in an aggregate principal amount up to $500 million.

The JPM Loan and Security Agreement provides for a senior secured revolving credit facility that has a reinvestment period ending May 29, 2027 and a stated maturity date of May 29, 2029. Subject to certain conditions, including consent of the lenders and JPM, as administrative agent, at any time during the reinvestment period, OSCF Lending SPV may propose one or more increases in the JPM Maximum Commitment up to an amount not to exceed $1.0 billion. Borrowings under the JPM Loan and Security Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to the forward-looking term rate with a three-month tenor, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator), and as published by CME Group Benchmark Administration Limited (or a successor administrator), plus 2.50%.

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

As of June 30, 2024 and September 30, 2023, OSCF Lending SPV had $230.0 million and $125.0 million outstanding under the JPM Loan and Security Agreement, respectively. For the nine months ended June 30, 2024 and June 30, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 8.43% and 7.97%, respectively. The Company recorded $5,203 and $13,032 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three and nine months ended June 30, 2024, respectively. The Company recorded $1,216 and $1,577 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three and nine months ended June 30, 2023, respectively.

SMBC SPV Facility

Effective on and as of September 29, 2023 (the “SMBC Closing Date”), the Company entered into a loan and security agreement (as amended and/or restated, from time to time, the “SMBC Loan and Security Agreement”) among OSCF Lending III SPV, LLC (“OSCF Lending III SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Citibank, N.A., as the account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent and collateral agent, pursuant to which SMBC agreed to extend credit to OSCF Lending III SPV in an aggregate principal amount up to $150 million at any one time outstanding.

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

As of June 30, 2024, the Company had $100.0 million outstanding under the SMBC Loan and Security Agreement. For the nine months ended June 30, 2024, the Company’s borrowings under the SMBC Loan and Security Agreement bore interest at a weighted average rate of 8.31%. The Company recorded $820 and $2,689 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the three and nine months ended June 30, 2024, respectively.

CIBC SPV Facility

Effective on and as of November 21, 2023 (the “CIBC Closing Date”), the Company entered into a loan and servicing agreement (as amended and/or restated, from time to time, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC (“OSCF Lending V SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent, pursuant to which CIBC agreed to extend credit to OSCF Lending V SPV in an aggregate principal amount up to $150 million (the “ CIBC Maximum Commitment”) at any one time outstanding.

The CIBC Loan and Servicing Agreement provides for a senior secured revolving credit facility that has a two-year reinvestment period (the “CIBC Availability Period”) and a stated maturity date that is two years after the CIBC Closing Date. Subject to certain conditions, including consent of the lenders and CIBC as administrative agent, during the CIBC Availability Period, OSCF Lending V SPV may propose up to four increases in the CIBC Maximum Commitment up to an amount not to exceed $500 million in the aggregate. On April 26, 2024, the Company increased the CIBC Maximum Commitment to $350 million.

Borrowings under the CIBC Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending V SPV, as borrower, either (1) the SOFR, plus 1.95% or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 0.95%. The applicable spread otherwise in effect shall be increased by 2% per annum after the stated maturity date or when an event of default has occurred and is continuing. The Company is required to pay a non-usage fee of 0.50% on undrawn borrowings beginning eight months after the CIBC Closing Date.

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

As of June 30, 2024, the Company had $225.0 million outstanding under the CIBC Loan and Servicing Agreement. For the nine months ended June 30, 2024, the Company’s borrowings under the CIBC Loan and Servicing Agreement bore interest at a weighted average rate of 7.40%. The Company recorded $4,334 and $4,572 of interest expense (inclusive of fees) related to the CIBC Loan and Servicing Agreement for the three and nine months ended June 30, 2024, respectively.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Subject to certain conditions, including consent of DBNY, as facility agent, OSCF Lending IV SPV may (i) propose increases in the DBNY Facility Amount up to an amount not to exceed $1.0 billion in the aggregate, (ii) add additional lender groups and/or (iii) increase the commitment of any lender group with the consent of such lender group. The DBNY Facility Amount may, subject to certain conditions, including consent of DBNY, as facility agent, be so increased to $400 million on the earlier of (x) the six-month anniversary of the DBNY Closing Date and (y) the date selected by OSCF Lending IV SPV (via written notice to DBNY, as facility agent) to so increase the DBNY Facility Amount.

As of June 30, 2024, the Company had $100.0 million outstanding under the DBNY Loan Financing and Serving Agreement. For the nine months ended June 30, 2024, the Company’s borrowings under the DBNY Loan Financing and Servicing Agreement bore interest at a weighted average rate of 7.70%. The Company recorded $1,887 and $2,002 of interest expense (inclusive of fees) related to the DBNY Loan Financing and Serving Agreement for the three and nine months ended June 30, 2024, respectively.

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

As of June 30, 2024, the Company had $25.0 million outstanding under the MS Loan and Serving Agreement. For the nine months ended June 30, 2024, the Company’s borrowings under the MS Loan and Servicing Agreement bore interest at a weighted average rate of 7.69%. The Company recorded $602 and $686 of interest expense (inclusive of fees) related to the MS Loan and Serving Agreement for the three and nine months ended June 30, 2024, respectively.

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

The below table presents the components of the carrying value of the 2028 Notes as of June 30, 2024:

($ in millions)
Principal	$350.0
Unamortized financing costs	(3.8)
Unaccreted discount	(1.5)
Interest rate swap fair value adjustment	1.4
Net carrying value	$346.1
Fair Value	$373.0
The below table presents the components of interest and other debt expenses related to the 2028 Notes for the three and nine months ended June 30, 2024:

($ in millions)	Three months ended June 30, 2024	Nine months ended June 30, 2024
Coupon interest	$7.4	$18.5
Amortization of financing costs and discount	0.3	0.8
Effect of interest rate swap	0.9	2.4
Total interest expense	$8.6	$21.7
Coupon interest rate (net of effect of interest rate swaps)	9.360%	9.380%

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30, 2024	Three months ended June 30, 2023	Nine months ended June 30, 2024	Nine months ended June 30, 2023
Net increase (decrease) in net assets resulting from operations	$58,227	$25,144	$167,638	$49,751
Net unrealized (appreciation) depreciation	3,198	(6,783)	(13,066)	(11,995)
Book/tax difference due to capital gains incentive fees	(427)	—	2,033	—
Other book/tax differences	1,025	654	(4,234)	1,250
Taxable income (1)	$62,023	$19,015	$152,371	$39,006
__________________
(1)The Company's taxable income for the three and nine months ended June 30, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. The final taxable income may be different than the estimate.
For the three months ended June 30, 2024, the Company recognized a total provision for income tax expense of $158, which was comprised of a current tax expense of $156 and a deferred tax expense of $2. For the three months ended June 30, 2023, the Company recognized a total provision for income tax expense of $71, which was comprised of a current tax expense of $97 and a deferred income tax benefit of $26 that resulted from unrealized depreciation on investments held by the Company's wholly-owned taxable subsidiaries.
For the nine months ended June 30, 2024, the Company recognized a total provision for income tax expense of $543, which was comprised of a current tax expense of $541 and a deferred tax expense of $2. For the nine months ended June 30, 2023, the Company recognized a total provision for income tax expense of $176, which was comprised of a current tax expense of $219 and a deferred income tax benefit of $43 that resulted from unrealized depreciation on investments held by the Company's wholly-owned taxable subsidiaries.
As of September 30, 2023, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Overdistributed ordinary income, net	$(7,672)
Net realized capital losses	(2,585)
Unrealized gains, net	2,508
Accumulated overdistributed earnings	$(7,749)
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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company's total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering. For the three and nine months ended June 30, 2024, base management fees were $8,630 and $21,628, respectively, none of which was waived. For the three months ended June 30, 2023, base management fees were $2,817, none of which was waived. For the nine months ended June 30, 2023, base management fees were $6,183, of which $877 was waived.
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

For the three and nine months ended June 30, 2024, the Investment Income Incentive Fee was $9,020 and $22,754, respectively, none of which was waived. For the three months ended June 30, 2023, the Investment Income Incentive Fee was $2,835, none of which was waived. For the nine months ended June 30, 2023, the Investment Income Incentive Fee was $5,808, of which $765 was waived.
Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class S shares, Class D shares and Class I shares. As of June 30, 2024, the Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2024, there were $(427) and $2,033 of accrued Capital Gains Incentive Fees, respectively. For the three and nine months ended June 30, 2023, there were no accrued Capital Gains Incentive Fees. As of June 30, 2024, there were $2,310 of Capital Gains Incentive Fees accrued since inception.

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

For the three months ended June 30, 2024, the Company incurred $478 of expenses under the Administration Agreement, of which $377 was included in administrator expense, $80 was included in general and administrative expenses and $21 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the nine months ended June 30, 2024, the Company incurred $1,389 of expenses under the Administration Agreement, of which $1,096 was included in administrator expense, $242 was included in general and administrative expenses and $51 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the three months ended June 30, 2023, the Company incurred $349 of expenses under the Administration Agreement, of which $267 was included in administrator expense, $58 was included in general and administrative expenses and $24 was included in organization expenses and amortization of offering costs on the Consolidated Statements of Operations. For the nine months ended June 30, 2023, the Company incurred $889 of expenses under the Administration Agreement, of which $711 was included in administrator expense, $146 was included in general and administrative expenses and $32 was included in organization expenses and amortization of offering costs on the Consolidated Statements of Operations.

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

Distribution and Servicing Plan

Effective as of February 3, 2022, the Company established a distribution and servicing plan (as amended and restated, the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Distribution Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class.

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

For the three and nine months ended June 30, 2024, the Company recorded distribution and shareholder servicing fees of $1,958 and $4,853, respectively, primarily all of which were attributable to Class S shares. For the three and nine months ended June 30, 2023, the Company recorded distribution and shareholder servicing fees of $589 and $1,116, respectively, all of which were attributable to Class S shares.

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

For the nine months ended June 30, 2024, the Adviser did not make any Expense Payments. For the nine months ended June 30, 2024, the Company made reimbursement payments of $1,045 to the Adviser. For the nine months ended June 30, 2023, the Adviser made Expense Payments in the amount of $852. For the three and nine months ended June 30, 2023, the Company made reimbursement payments of $348 to the Adviser. As of June 30, 2024, there were no amounts due to the Adviser from the Company under the Expense Support Agreement.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

(Share amounts in thousands)	Three months ended June 30, 2024			Three months ended June 30, 2023			Nine months ended June 30, 2024			Nine months ended June 30, 2023
	Class I	Class S	Class D	Class I	Class S	Class D	Class I	Class S	Class D	Class I	Class S	Class D
Net asset value at beginning of period	$23.61	$23.61	$23.61	$23.42	$23.42	$—	$23.56	$23.56	$23.56	$23.47	$23.47	$—
Capital Contribution	—	—	—	—	—	23.23	—	—	—	—	—	23.23
Net investment income (1)	0.54	0.49	0.53	0.50	0.45	0.17	1.58	1.43	1.54	1.49	1.34	0.17
Net unrealized appreciation (depreciation) (1)(2)	(0.02)	(0.02)	(0.02)	0.14	0.14	0.25	0.15	0.15	0.15	0.36	0.37	0.25
Net realized gains (losses) (1)	—	—	—	(0.01)	(0.01)	0.02	0.04	0.04	0.04	(0.10)	(0.11)	0.02
Net increase (decrease) in net assets resulting from operations	0.52	0.47	0.51	0.63	0.58	0.44	1.77	1.62	1.73	1.75	1.60	0.44
Distributions of net investment income to shareholders	(0.54)	(0.49)	(0.53)	(0.50)	(0.45)	(0.17)	(1.58)	(1.43)	(1.54)	(1.62)	(1.36)	(0.17)
Distributions in excess of net investment income	(0.06)	(0.06)	(0.06)	(0.07)	(0.07)	(0.02)	(0.22)	(0.22)	(0.22)	(0.12)	(0.23)	(0.02)
Net asset value at end of period	$23.53	$23.53	$23.53	$23.48	$23.48	$23.48	$23.53	$23.53	$23.53	$23.48	$23.48	$23.48
Total return (3)	2.22%	2.00%	2.16%	2.72%	2.50%	1.87%	7.77%	7.09%	7.57%	7.73%	7.05%	1.87%
Common shares outstanding at beginning of the period	69,973	34,601	53	22,379	8,572	—	44,103	20,787	6	13,040	2,588	—
Common shares outstanding at end of period	81,487	40,803	74	29,495	13,723	1	81,487	40,803	74	29,495	13,723	1
Net assets at the beginning of the period	$1,652,401	$817,091	$1,254	$524,123	$200,737	$—	$1,039,238	$489,821	$146	$305,989	$60,738	$—
Net assets at end of period	$1,917,516	$960,135	$1,735	$692,668	$322,231	$15	$1,917,516	$960,135	$1,735	$692,668	$322,231	$15
Average net assets (4)	$1,844,178	$923,776	$1,507	$627,112	$278,449	$15	$1,549,514	$763,420	$964	$485,983	$175,872	$15
Ratio of net investment income to average net assets (5)	2.29%	2.08%	2.23%	2.15%	1.94%	0.72%	6.70%	6.07%	6.51%	6.33%	5.70%	0.72%
Ratio of total expenses to average net assets (5)(7)	1.84%	2.05%	1.91%	1.39%	1.60%	0.49%	5.41%	6.04%	5.61%	4.46%	5.04%	0.49%
Ratio of net expenses to average net assets (5)	1.84%	2.05%	1.91%	1.43%	1.64%	0.52%	5.46%	6.10%	5.67%	4.10%	4.81%	0.52%
Ratio of portfolio turnover to average investments at fair value (5)	10.13%	10.13%	10.13%	8.24%	8.24%	8.24%	25.67%	25.67%	25.67%	24.48%	24.48%	24.48%
Weighted average outstanding debt	$1,366,868	$1,366,868	$1,366,868	$238,462	$238,462	$238,462	$1,035,128	$1,035,128	$1,035,128	$190,256	$190,256	$190,256
Average debt per share (1)	$11.68	$11.68	$11.68	$6.18	$6.18	$6.18	$10.58	$10.58	$10.58	$6.76	$6.76	$6.76
Asset coverage ratio (6)	278.60%	278.60%	278.60%	412.28%	412.28%	412.28%	278.60%	278.60%	278.60%	412.28%	412.28%	412.28%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three and nine months ended June 30, 2024 and 2023 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the three and nine months ended June 30, 2024 and 2023 have not been annualized for purposes of this ratio.
(6)	Based on outstanding senior securities of $1,610.0 million and $325.0 million as of June 30, 2024 and 2023, respectively.
(7)	Total expenses to average net assets is prior to management fee waivers and expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2024, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$164,202		€151,007	8/8/2024	$2,086	$—	Derivative asset
Foreign currency forward contract	$156,315		£123,967	8/8/2024	—	426	Derivative asset
Foreign currency forward contract	$6,683	kr	72,797	8/8/2024	—	160	Derivative asset
					$2,086	$586
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2023.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$47,642	€43,834	11/9/2023	$1,164	$—	Derivative asset
Foreign currency forward contract	$20,888	£16,392	11/9/2023	877	—	Derivative asset
				$2,041	$—
In connection with the issuance of the 2028 Notes, the Company entered into interest rate swap agreements with the BNP Paribas pursuant to ISDA Master Agreements. Certain information related to the Company’s interest rate swaps is presented below as of June 30, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$1,443	$—	Derivative asset
			$1,443	$—

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2024, off-balance sheet arrangements consisted of $569,726 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Of the $569,726, approximately $506,930 can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2023, off-balance sheet arrangements consisted of $224,611 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of June 30, 2024 and September 30, 2023 is shown in the table below:

	June 30, 2024	September 30, 2023
PPW Aero Buyer, Inc.	$36,095	$3,603
Verona Pharma, Inc.	29,285	—
Quantum Bidco Limited	24,898	—
OneOncology, LLC	21,742	13,159
MRI Software LLC	20,796	—
AmSpec Parent LLC	19,666	—
PetVet Care Centers, LLC	19,210	—
Telephone and Data Systems, Inc.	18,569	—
Minotaur Acquisition, Inc.	18,090	—
107-109 Beech OAK22 LLC	16,983	16,983
NFM & J, L.P.	16,699	—
Next Holdco, LLC	16,443	—
Janus Bidco Limited	15,691	—
Monotype Imaging Holdings Inc.	15,061	—
Biscuit Parent, LLC	15,000	—
North Star Acquisitionco, LLC	14,203	7,732
CVAUSA Management, LLC	13,657	17,469
Truck-Lite Co., LLC	13,296	—
Seres Therapeutics, Inc.	12,990	12,990
SumUp Holdings Luxembourg	12,795	—
Delta Leasing SPV II LLC	11,419	11,560
Microf Funding V LLC	10,873	—
Transit Buyer LLC	10,356	3,850
Sorenson Communications, LLC	10,177	—
Neptune Platform Buyer, LLC	9,023	—
Bamboo US Bidco LLC	8,359	9,100
Ardonagh Midco 3 PLC	8,219	3,520
scPharmaceuticals Inc.	7,654	7,654
Enverus Holdings, Inc.	6,830	—
Protein for Pets Opco, LLC	6,639	—
IW Buyer LLC	6,432	6,432
Project Accelerate Parent, LLC	6,250	—
WP CPP Holdings, LLC	5,831	—
Kings Buyer, LLC	5,514	5,471
ACP Falcon Buyer Inc	5,333	5,333
Grove Hotel Parcel Owner, LLC	5,305	5,305
Entrata, Inc.	5,211	5,211
Harrow, Inc.	5,018	5,018
Inventus Power, Inc.	4,967	4,967

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2024	September 30, 2023
Eyesouth Eye Care Holdco LLC	4,835	—
Crewline Buyer, Inc.	$4,573	$—
BioXcel Therapeutics, Inc.	4,471	6,932
iCIMs, Inc.	4,215	4,774
Finastra USA, Inc.	4,057	3,577
Evergreen IX Borrower 2023, LLC	4,006	4,006
Violin Finco Guernsey Limited	3,933	—
107 Fair Street LLC	3,434	3,434
Establishment Labs Holdings Inc.	3,378	3,378
Centralsquare Technologies, LLC	3,378	—
HUB Pen Company, LLC	3,213	3,213
Icefall Parent, Inc.	2,662	—
Coupa Holdings, LLC	2,122	2,122
Oranje Holdco, Inc.	1,968	1,968
Avalara, Inc.	1,903	1,903
Salus Workers' Compensation, LLC	1,898	1,898
Galileo Parent, Inc.	1,262	1,757
112-126 Van Houten Real22 LLC	1,113	1,892
SEI Holding I Corporation	1,101	2,633
Dukes Root Control Inc.	679	3,104
Supreme Fitness Group NY Holdings, LLC	396	561
ASP-R-PAC Acquisition Co LLC	347	588
LSL Holdco, LLC	203	1,015
Resistance Acquisition, Inc.	—	10,507
MND Holdings III Corp	—	9,331
ADC Therapeutics SA	—	4,770
Innocoll Pharmaceuticals Limited	—	2,656
SCP Eye Care Services, LLC	—	1,730
Impel Pharmaceuticals Inc.	—	894
Pluralsight, LLC	—	611
	$569,726	$224,611

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 13. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended June 30, 2024, except as discussed below.

Share Issuance

On July 1, 2024, the Company issued and sold pursuant to its continuous public offering 2,219,119 Class I shares for proceeds of $52.2 million, 949,365 Class S shares for proceeds of $22.3 million and 1,275 Class D shares for proceeds equivalent to the then-current NAV of such Class D shares.

Distributions

On July 25, 2024, the Board of Trustees of the Company declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0167	$0.1833
Class D shares	$0.2000	$0.0049	$0.1951

The distribution is payable to shareholders of record as of July 30, 2024 and will be paid on or about August 28, 2024. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

2029 Unsecured Notes

On July 23, 2024, in connection with a previously announced private placement, the Company and the Notes Trustee, entered into a second supplemental indenture (the “Second Supplemental Indenture”) to the Base Indenture. The Second Supplemental Indenture relates to the Company’s issuance, offer and sale of $400 million aggregate principal amount of its 6.500% Notes due 2029 (the “2029 Unsecured Notes”).

The 2029 Unsecured Notes mature on July 23, 2029, unless previously redeemed or repurchased in accordance with their terms. The 2029 Unsecured Notes bear interest at a rate of 6.500% per year payable semiannually in arrears on January 23 and July 23 of each year, commencing on January 23, 2025. The 2029 Unsecured Notes are the Company’s direct, unsecured obligations and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2029 Unsecured Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants, including a covenant requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act of 1940, as amended, or any successor provisions, but giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (the “SEC”) and to provide financial information to the holders of the 2029 Unsecured Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are set forth in the Indenture.

In connection with the 2029 Unsecured Notes, the Company entered into an interest rate swap to more closely align the interest rate payable on the 2029 Unsecured Notes with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.500% and pays a floating interest rate of the three-month SOFR plus 2.5954% on a notional amount of $400 million.

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
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
As of June 1, 2022, we had satisfied the minimum offering requirement and our board of trustees (the "Board of Trustees" or the "Board") had authorized the release of proceeds from escrow. As of June 30, 2024, we have issued and sold 81,427,620 Class I shares for an aggregate purchase price of $1,927.5 million of which $100.0 million was purchased by an affiliate of the Adviser. As of June 30, 2024, we have issued and sold 39,945,239 Class S shares for an aggregate purchase price of $940.4 million. As of June 30, 2024, we have issued and sold 72,403 Class D shares for an aggregate purchase price of $1.7 million. As of June 30, 2024, the Company has not issued or sold any Class T shares.

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
The fair value of our investments as of June 30, 2024 and September 30, 2023 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
As of June 30, 2024, we held $4,189.3 million of investments at fair value, up from $1,927.2 million held at September 30, 2023, primarily driven by new originations funded primarily by cash proceeds from our continuous public offering.
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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2024, there were two investments on non-accrual status that in the aggregate represented 0.8% and 0.4% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were no investments on non-accrual status.
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

Portfolio Composition
As of June 30, 2024, the fair value of our investment portfolio was $4,189.3 million and was composed of investments in 177 portfolio companies. As of September 30, 2023, the fair value of our investment portfolio was $1,927.2 million and was composed of investments in 123 portfolio companies.
As of June 30, 2024 and September 30, 2023, our investment portfolio consisted of the following:

	June 30, 2024	September 30, 2023
Cost:
Senior Secured Debt	88.11%	94.39%
Subordinated Debt	11.51%	5.12%
Preferred Equity	0.29%	0.31%
Common Equity and Warrants	0.09%	0.18%
Total	100.00%	100.00%

	June 30, 2024	September 30, 2023
Fair Value:
Senior Secured Debt	87.99%	94.32%
Subordinated Debt	11.60%	5.07%
Preferred Equity	0.32%	0.30%
Common Equity and Warrants	0.09%	0.31%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	June 30, 2024	September 30, 2023
Fair Value:
Application Software	15.28%	13.67%
Systems Software	4.04%	3.64%
Interactive Media & Services	4.04%	1.25%
Diversified Financial Services	3.89%	1.65%
Diversified Support Services	3.87%	2.10%
Health Care Technology	3.86%	3.74%
Aerospace & Defense	3.75%	3.92%
Health Care Services	3.64%	3.00%
Multi-Sector Holdings	3.12%	1.50%
Education Services	2.98%	3.20%
Other Specialty Retail	2.67%	5.44%
Industrial Machinery & Supplies & Components	2.54%	1.58%
Specialized Finance	2.23%	2.53%
Communications Equipment	2.14%	—%
Insurance Brokers	2.10%	0.72%
Pharmaceuticals	2.02%	3.28%
Packaged Foods & Meats	1.93%	—%
Environmental & Facilities Services	1.85%	3.93%
Electrical Components & Equipment	1.74%	3.94%
Wireless Telecommunication Services	1.72%	—%
Office Services & Supplies	1.67%	1.12%
Health Care Supplies	1.63%	1.93%
Integrated Telecommunication Services	1.53%	2.05%
Property & Casualty Insurance	1.48%	2.17%
Construction Machinery & Heavy Transportation Equipment	1.46%	—%
Asset Management & Custody Banks	1.40%	—%
Data Processing & Outsourced Services	1.37%	—%
Alternative Carriers	1.28%	—%
Life Sciences Tools & Services	1.10%	1.42%
Cable & Satellite	1.05%	1.26%
Health Care Equipment	1.00%	2.07%
Financial Exchanges & Data	0.97%	—%
Construction & Engineering	0.97%	—%
Movies & Entertainment	0.96%	—%
Health Care Distributors	0.95%	1.72%
Diversified Metals & Mining	0.95%	4.95%
Metal, Glass & Plastic Containers	0.86%	1.34%
Distributors	0.79%	2.69%
Research & Consulting Services	0.79%	1.10%
Auto Parts & Equipment	0.78%	1.72%
Diversified Chemicals	0.72%	—%
Restaurants	0.72%	0.99%
Gold	0.67%	1.43%
Biotechnology	0.67%	1.86%
Health Care Facilities	0.61%	1.07%
Paper & Plastic Packaging Products & Materials	0.56%	0.24%
Trading Companies & Distributors	0.53%	1.33%
Food Distributors	0.53%	0.32%
Hotels, Resorts & Cruise Lines	0.40%	0.88%
Real Estate Development	0.40%	0.82%
Air Freight & Logistics	0.37%	0.35%
Personal Care Products	0.36%	2.30%
Passenger Airlines	0.29%	0.65%
Consumer Finance	0.28%	0.32%
Advertising	0.27%	0.59%
Leisure Facilities	0.22%	0.47%
Internet Services & Infrastructure	—%	0.76%
Soft Drinks & Non-alcoholic Beverages	—%	0.29%
Diversified Real Estate Activities	—%	0.24%
Leisure Products	—%	0.21%
Other Specialized REITs	—%	0.15%
Construction Materials	—%	0.10%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	June 30, 2024	September 30, 2023
United States	85.88%	87.07%
United Kingdom	7.55%	2.34%
Canada	1.72%	2.94%
Luxembourg	1.32%	2.13%
Netherlands	1.23%	0.29%
India	0.95%	2.04%
Costa Rica	0.31%	0.64%
Chile	0.29%	0.65%
Switzerland	0.24%	0.51%
France	0.23%	0.71%
Cayman Islands	0.23%	0.68%
Australia	0.05%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of June 30, 2024 and September 30, 2023, in our consolidated financial statements in Part I, Item 1, of this quarterly report on Form 10-Q, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of three and nine months ended June 30, 2024 and June 30, 2023
Investment Income
Total investment income for the three months ended June 30, 2024 was $114,509 and consisted of $113,757 of interest income primarily from portfolio investments (including $2,369 of PIK interest income) and $752 of fee income. Total investment income for the three months ended June 30, 2023 was $32,442 and consisted of $31,788 of interest income primarily from portfolio investments (including $1,107 of PIK interest income) and $654 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio.
Total investment income for the nine months ended June 30, 2024 was $283,159 and consisted of $280,756 of interest income primarily from portfolio investments (including $5,035 of PIK interest income) and $2,403 of fee income. Total investment income for the nine months ended June 30, 2023 was $69,180 and consisted of $68,298 of interest income primarily from portfolio investments (including $2,195 of PIK interest income) and $882 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio. Based on fair value as of June 30, 2024, the weighted average yield on our debt investments was 11.2%, down from 12.2% as of June 30, 2023.

Expenses
Net expenses for the three months ended June 30, 2024 were $52,867, up significantly from $13,534 for the three months ended June 30, 2023. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering. Net expenses for the nine months ended June 30, 2024 were $131,785, up significantly from $28,371 for the nine months ended June 30, 2023. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering. Net expenses consisted of the following:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the nine months ended June 30, 2024	For the nine months ended June 30, 2023
Expenses:
Base management fee	$8,630	$2,817	$21,628	$6,183
Investment income incentive fee	9,020	2,835	22,754	5,808
Capital gains incentive fee	(427)	—	2,033	—
Professional fees	699	401	2,147	1,589
Class S and Class D distribution and shareholder servicing fees	1,958	589	4,853	1,116
Board of trustees fees	116	66	323	198
Organization expenses	4	—	8	4
Amortization of continuous offering costs	261	725	694	2,517
Interest expense	31,703	5,215	73,623	11,595
Administrator expense	377	267	1,096	711
General and administrative expenses	526	271	1,581	796
Total expenses	$52,867	$13,186	$130,740	$30,517
Management and incentive fees waived	—	—	—	(1,642)
Expense reimbursements (support)	—	348	1,045	(504)
Net expenses	$52,867	$13,534	$131,785	$28,371

For the nine months ended June 30, 2024, the Adviser did not make any Expense Payments. For the nine months ended June 30, 2024, the Company made reimbursement payments of $1,045 to the Adviser. For the nine months ended June 30, 2023, the Adviser made Expense Payments in accordance with the Expense Support Agreement in the amount of $852. For the nine months ended June 30, 2023, the Company made reimbursement payments of $348 to the Adviser. As of June 30, 2024, there were no amounts due to the Adviser from us under the Expense Support Agreement.
The Adviser waived management and incentive fees through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous offering. For the three and nine months ended June 30, 2024, base management fees were $8,630 and $21,628, respectively, none of which was waived. For the three and nine months ended June 30, 2024, investment income incentive fees were $9,020 and $22,754, respectively, none of which was waived. For the three months ended June 30, 2023, base management fees were $2,817, none of which was waived. For the nine months ended June 30, 2023, base management fees were $6,183, of which $877 was waived. For the three months ended June 30, 2023, the Investment Income Incentive Fee was $2,835, none of which was waived. For the nine months ended June 30, 2023, the Investment Income Incentive Fee was $5,808, of which $765 was waived. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $3,198 for the three months ended June 30, 2024 which was primarily driven by unrealized depreciation in certain investments in the investment portfolio, partially offset by unrealized appreciation related to foreign currency forward contracts. This consisted of $6.0 million of net unrealized depreciation on debt investments, partially offset by $1.8 million of net unrealized appreciation of foreign currency forward contracts, $0.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.3 million of net unrealized appreciation on equity investments.
Net unrealized appreciation was $13,066 for the nine months ended June 30, 2024 which was primarily driven by unrealized appreciation across the majority of the investment portfolio, partially offset by unrealized depreciation in certain investments in the portfolio and unrealized depreciation related to foreign currency forward contracts. This consisted of $13.0 million of net unrealized appreciation on debt investments and $1.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $0.8 million of net unrealized depreciation on equity investments and $0.5 million of net unrealized depreciation of foreign currency forward contracts.

Net unrealized appreciation was $6,783 for the three months ended June 30, 2023 which was primarily driven by unrealized appreciation across the investment portfolio. This consisted of $6.3 million of net unrealized appreciation on debt investments, $0.8 million of net unrealized appreciation of foreign currency forward contracts and $0.5 million of net unrealized appreciation on equity investments, partially offset by $0.8 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
Net unrealized appreciation was $11,995 for the nine months ended June 30, 2023 which was primarily driven by unrealized appreciation across the investment portfolio. This consisted of $6.3 million of net unrealized appreciation on debt investments, $4.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), $1.0 million of net unrealized appreciation on equity investments and $0.2 million of net unrealized appreciation of foreign currency forward contracts
Net Realized Gains (Losses)
Net realized losses were $59 for the three months ended June 30, 2024 which was primarily driven by realized losses related to the exits of certain investments, partially offset by realized gains related to foreign currency forward contracts. Net realized gains were $3,741 for the nine months ended June 30, 2024 which was primarily related to the exits of certain investments and foreign currency forward contracts. Net realized losses were $476 and $2,877 for the three and nine months ended June 30, 2023 and primarily related to the exits of certain investments and foreign currency forward contracts.
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
For the nine months ended June 30, 2024, we experienced a net increase in cash and cash equivalents of $274.0 million. During that period, $2,078.3 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $2,353.4 million, due primarily from $1,343.7 million of proceeds from the issuance of common shares, $815.0 million of net borrowings under the credit facilities and $348.2 million of proceeds from the issuance of unsecured notes, partially offset by $113.9 million of distributions paid to shareholders, $23.9 million of shares repurchases paid and $15.6 million of deferred financing and offering costs paid.
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

As of June 30, 2024, we had $425.1 million of cash and cash equivalents (including restricted cash of $30.3 million), portfolio investments (at fair value) of $4,189.3 million, $32.5 million of interest receivable, $1,425.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $108.8 million of net payables from unsettled transactions, $1,260.0 million of borrowings outstanding under our credit facilities and $346.1 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2024 and September 30, 2023, off-balance sheet arrangements consisted of $569,726 and $224,611, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. As of June 30, 2024, of the $569,726 of unfunded commitments, approximately $506,930 can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of June 30, 2024	Weighted average debt outstanding for the nine months ended June 30, 2024	Maximum debt outstanding for the nine months ended June 30, 2024
ING Credit Agreement	$320,000	$580,000	$435,584	$580,000
JPM SPV Facility	125,000	230,000	183,996	230,000
SMBC SPV Facility	—	100,000	31,387	100,000
CIBC SPV Facility	—	225,000	71,989	225,000
DBNY SPV Facility	—	100,000	17,190	100,000
MS SPV Facility	—	25,000	1,186	25,000
2028 Notes	—	350,000	293,796	350,000
Total debt	$445,000	$1,610,000	$1,035,128

	Payments due by period as of June 30, 2024
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$580,000	$—	$—	$580,000
Interest due on ING Credit Agreement	175,776	43,974	87,948	43,854
JPM Loan and Security Agreement	230,000	—	—	230,000
Interest due on JPM Loan and Security Agreement	88,200	17,945	35,890	34,365
SMBC Loan and Security Agreement	100,000	—	—	100,000
Interest due on SMBC Loan and Security Agreement	34,575	8,131	16,262	10,182
CIBC Loan and Servicing Agreement	225,000	—	225,000	—
Interest due on CIBC Loan and Servicing Agreement	22,848	16,384	6,464	—
DBNY Loan Financing and Servicing Agreement	100,000	—	—	100,000
Interest due on DBNY Loan Financing and Servicing Agreement	35,665	7,698	15,396	12,571
MS Loan and Servicing Agreement	25,000	—	—	25,000
Interest due on MS Loan and Servicing Agreement	8,954	1,924	3,848	3,182
2028 Notes	350,000	—	—	350,000
Interest due on 2028 Notes	143,464	32,769	65,538	45,157
Total	$2,119,482	$128,825	$456,346	$1,534,311

Equity Activity
As of June 30, 2024, we have issued and sold 81,427,620 Class I shares for an aggregate purchase price of $1,927.5 million. As of June 30, 2024, we have issued and sold 39,945,239 Class S shares for an aggregate purchase price of $940.4 million. As of June 30, 2024, we have issued and sold 72,403 Class D shares for an aggregate purchase price of $1.7 million. As of June 30, 2024, we have issued 1,211,882 Class I shares, 1,431,291 Class S and 1,327 Class D shares pursuant to our distribution reinvestment plan.
The following table summarizes transactions in common shares of beneficial interest for the nine months ended June 30, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	37,416,704	$881,665
Share transfers between classes	15,393	364
Issuance of Common Shares under dividend reinvestment plan	878,249	20,839
Share repurchases, net of early repurchase deduction	(926,792)	(21,838)
Net increase (decrease)	37,383,554	$881,030
Class S
Issuance of Common Shares in public offering	19,541,548	$460,437
Share transfers between classes	(15,393)	(364)
Issuance of Common Shares under dividend reinvestment plan	1,060,406	24,999
Share repurchases, net of early repurchase deduction	(570,987)	(13,449)
Net increase (decrease)	20,015,574	$471,623
Class D
Issuance of Common Shares in public offering	66,226	$1,561
Issuance of Common Shares under dividend reinvestment plan	1,310	31
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	67,536	$1,592
Total net increase (decrease)	57,466,664	$1,354,245

Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares during the nine months ended June 30, 2024 and 2023:

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61
April 30, 2024	$23.59	$23.59	$23.59
May 31, 2024	$23.59	$23.59	$23.59
June 30, 2024	$23.53	$23.53	$23.53

	Class I Shares	Class S Shares	Class D Shares
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
April 30, 2023	$23.40	$23.40	—
May 31, 2023	$23.23	$23.23	—
June 30, 2023	$23.48	$23.48	$23.48

Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding common shares of beneficial interest. The following table presents distributions that were declared during the nine months ended June 30, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.2000	14,936
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.2000	15,451
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.2000	16,361
				$1.8000	$118,282

				Class S
Distribution	Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1833	6,730
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1833	7,188
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1833	7,551
				$1.6498	$53,349

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1851	5
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1951	10
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1951	10
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1951	11
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1951	12
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1951	14
				$1.7559	$71

The following table presents distributions that were declared during the nine months ended June 30, 2023:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
Monthly	January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
Monthly	February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
Monthly	March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
Monthly	April 25, 2023	April 30, 2023	May 26, 2023	0.1900	4,568
Monthly	May 22, 2023	May 31, 2023	June 28, 2023	0.1900	5,068
Monthly	June 26, 2023	June 30, 2023	July 27, 2023	0.1900	5,605
				$1.7400	$35,805

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
Monthly	November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
Monthly	December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
Special	December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
Monthly	January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
Monthly	February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
Monthly	March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
Monthly	April 25, 2023	April 30, 2023	May 26, 2023	0.1734	1,764
Monthly	May 22, 2023	May 31, 2023	June 28, 2023	0.1734	2,036
Monthly	June 26, 2023	June 30, 2023	July 27, 2023	0.1735	2,381
				$1.5907	$11,836

			Class D
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
June 26, 2023	June 30, 2023	July 27, 2023	$0.1852	$—
			$0.1852	$—
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

During the nine months ended June 30, 2024, we repurchased pursuant to such tender offers an aggregate of 926,792 Class I and 570,987 Class S shares. The following table presents the share repurchases completed during the six months ended June 30, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2023	446,089	0.69%	$23.62	$10,526
March 31, 2024	348,944	0.41%	$23.61	$8,217
June 30, 2024	702,746	0.67%	$23.53	$16,544
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.

During the nine months ended June 30, 2023, we repurchased pursuant to such tender offers an aggregate of 1,692 Class S shares. The following table presents the share repurchases completed during the nine months ended June 30, 2023:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
June 30, 2023	1,692	—%	$23.48	$39
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

We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2024, we were in compliance with all financial covenants under the ING Credit Agreement based on the financial information contained in this Quarterly Report on Form 10-Q. Borrowings under the ING Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The ING Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the ING Credit Agreement immediately due and payable.

As of June 30, 2024 and September 30, 2023, we had $580.0 million and $320.0 million outstanding under the ING Credit Agreement. For the nine months ended June 30, 2024 and June 30, 2023, our borrowings under the ING Credit Agreement bore interest at a weighted average rate of 7.71% and 6.55%, respectively. We recorded $10,275 and $28,985 of interest expense (inclusive of fees) related to the ING Credit Agreement for the three and nine months ended June 30, 2024, respectively. We recorded $3,999 and $10,018 of interest expense (inclusive of fees) related to the ING Facility for the three and nine months ended June 30, 2023, respectively.
JPM SPV Facility

On February 24, 2023 (the “JPM Closing Date”), we entered into a loan and security agreement (as amended and/or restated, from time to time, the “JPM Loan and Security Agreement”) among OSCF Lending SPV, LLC (“OSCF Lending SPV”), a wholly owned subsidiary of us, as borrower, us, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, pursuant to which JPM agreed to extend credit to OSCF Lending SPV in an aggregate principal amount up to $500 million.

The JPM Loan and Security Agreement provides for a senior secured revolving credit facility that has a reinvestment period ending May 29, 2027 and a stated maturity date of May 29, 2029. Subject to certain conditions, including consent of the lenders and JPM, as administrative agent, at any time during the reinvestment period, OSCF Lending SPV may propose one or more increases in the JPM Maximum Commitment up to an amount not to exceed $1.0 billion. Borrowings under the JPM Loan and Security Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to the forward-looking term rate with a three-month tenor, based on the SOFR as administered by the Federal Reserve Bank of New York (or a successor administrator), and as published by CME Group Benchmark Administration Limited (or a successor administrator), plus 2.50%.

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
As of June 30, 2024 and September 30, 2023, OSCF Lending SPV had $230.0 million and $125.0 million outstanding under the JPM Loan and Security Agreement. For the nine months ended June 30, 2024 and June 30, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 8.43% and 7.97%, respectively. We recorded $5,203 and $13,032 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three and nine months ended June 30, 2024, respectively. We recorded $1,216 and $1,577 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three and nine months ended June 30, 2023, respectively.
SMBC SPV Facility
Effective on and as of September 29, 2023 (the “SMBC Closing Date”), we entered into a loan and security agreement (as amended and/or restated, from time to time, the “SMBC Loan and Security Agreement”) among OSCF Lending III SPV, LLC

(“OSCF Lending III SPV”), a wholly owned subsidiary of us, as borrower, us, as transferor and servicer, Citibank, N.A., as the account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent and collateral agent, pursuant to which SMBC agreed to extend credit to OSCF Lending III SPV in an aggregate principal amount up to $150 million at any one time outstanding.
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
As of June 30, 2024, we had $100.0 million outstanding under the SMBC Loan and Security Agreement. For the nine months ended June 30, 2024, our borrowings under the SMBC Loan and Security Agreement bore interest at a weighted average rate of 8.31%. We recorded $820 and $2,689 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the three and nine months ended June 30, 2024, respectively.
CIBC SPV Facility

Effective on and as of November 21, 2023 (the “CIBC Closing Date”), we entered into a loan and servicing agreement (as amended and/or restated, from time to time, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC (“OSCF Lending V SPV”), a wholly owned subsidiary of us, as borrower, we, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent, pursuant to which CIBC agreed to extend credit to OSCF Lending V SPV in an aggregate principal amount up to $150 million (the “ CIBC Maximum Commitment”) at any one time outstanding.

The CIBC Loan and Servicing Agreement provides for a senior secured revolving credit facility that has a two-year reinvestment period (the “CIBC Availability Period”) and a stated maturity date that is two years after the CIBC Closing Date. Subject to certain conditions, including consent of the lenders and CIBC as administrative agent, during the CIBC Availability Period, OSCF Lending V SPV may propose up to four increases in the CIBC Maximum Commitment up to an amount not to exceed $500 million in the aggregate. On April 26, 2024, the Company increased the CIBC Maximum Commitment to $350 million.

Borrowings under the CIBC Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending V SPV, as borrower, either (1) the SOFR, plus 1.95% or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 0.95%. The applicable spread otherwise in effect shall be increased by 2% per annum after the stated maturity date or when an event of default has occurred and is continuing. We are required to pay a non-usage fee of 0.50% on undrawn borrowings beginning eight months after the CIBC Closing Date.

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

As of June 30, 2024, we had $225.0 million outstanding under the CIBC Loan and Servicing Agreement. For the nine months ended June 30, 2024, our borrowings under the CIBC Loan and Servicing Agreement bore interest at a weighted average rate of 7.40%. We recorded $4,334 and $4,572 of interest expense (inclusive of fees) related to the CIBC Loan and Servicing Agreement for the three and nine months ended June 30, 2024, respectively.

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

Subject to certain conditions, including consent of DBNY, as facility agent, OSCF Lending IV SPV may (i) propose increases in the DBNY Facility Amount up to an amount not to exceed $1 billion in the aggregate, (ii) add additional lender groups and/or (iii) increase the commitment of any lender group with the consent of such lender group. The DBNY Facility

Amount may, subject to certain conditions, including consent of DBNY, as facility agent, be so increased to $400 million on the earlier of (x) the six-month anniversary of the DBNY Closing Date and (y) the date selected by OSCF Lending IV SPV (via written notice to DBNY, as facility agent) to so increase the DBNY Facility Amount.

As of June 30, 2024, we had $100.0 million outstanding under the DBNY Loan Financing and Serving Agreement. For the nine months ended June 30, 2024, our borrowings under the DBNY Loan Financing and Servicing Agreement bore interest at a weighted average rate of 7.70%. We recorded $1,887 and $2,002 of interest expense (inclusive of fees) related to the DBNY Loan Financing and Serving Agreement for the nine months ended June 30, 2024, respectively..

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

As of June 30, 2024, we had $25.0 million outstanding under the MS Loan and Serving Agreement. For the nine months ended June 30, 2024, our borrowings under the MS Loan and Servicing Agreement bore interest at a weighted average rate of 7.69%. We recorded $602 and $686 of interest expense (inclusive of fees) related to the MS Loan and Serving Agreement for the three and nine months ended June 30, 2024, respectively.

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

The below table presents the components of the carrying value of the 2028 Notes as of June 30, 2024:

($ in millions)
Principal	$350.0
Unamortized financing costs	(3.8)
Unaccreted discount	(1.5)
Interest rate swap fair value adjustment	1.4
Net carrying value	$346.1
Fair Value	$373.0
The below table presents the components of interest and other debt expenses related to the 2028 Notes for the three and nine months ended June 30, 2024:

($ in millions)	Three months ended June 30, 2024	Nine months ended June 30, 2024
Coupon interest	$7.4	$18.5
Amortization of financing costs and discount	0.3	0.8
Effect of interest rate swap	0.9	2.4
Total interest expense	$8.6	$21.7
Coupon interest rate (net of effect of interest rate swaps)	9.360%	9.380%
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
Recent Developments
Share Issuance

On July 1, 2024, we issued and sold pursuant to our continuous public offering 2,219,119 Class I shares for proceeds of $52.2 million, 949,365 Class S shares for proceeds of $22.3 million and 1,275 Class D shares for proceeds equivalent to the then-current NAV of such Class D shares.
Distributions

On July 25, 2024, our Board of Trustees declared a regular distribution on its outstanding common shares of beneficial interest in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0167	$0.1833
Class D shares	$0.2000	$0.0049	$0.1951

The distribution was payable to shareholders of record as of July 30, 2024 and was paid on August 28, 2024. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.
2029 Unsecured Notes

On July 23, 2024, in connection with a previously announced private placement, we and the Notes Trustee, entered into a second supplemental indenture (the “Second Supplemental Indenture”) to the Base Indenture. The Second Supplemental Indenture relates to our issuance, offer and sale of $400 million aggregate principal amount of its 6.500% Notes due 2029 (the “2029 Unsecured Notes”).

The 2029 Unsecured Notes mature on July 23, 2029, unless previously redeemed or repurchased in accordance with their terms. The 2029 Unsecured Notes bear interest at a rate of 6.500% per year payable semiannually in arrears on January 23 and July 23 of each year, commencing on January 23, 2025. The 2029 Unsecured Notes are our direct, unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2029 Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants, including a covenant requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act of 1940, as amended, or any successor provisions, but giving effect to any exemptive relief granted to us by the Securities and Exchange Commission (the “SEC”) and to provide financial information to the holders of the 2029 Unsecured Notes and the

Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are set forth in the Indenture.

In connection with the 2029 Unsecured Notes, the Company entered into an interest rate swap to more closely align the interest rate payable on the 2029 Unsecured Notes with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.500% and pays a floating interest rate of the three-month SOFR plus 2.5954% on a notional amount of $400 million.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including SOFR, EURIBOR, SONIA, NIBOR and prime rates, to the extent our debt investments include floating interest rates.
As of June 30, 2024, 91.3% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2023, 89.6% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2024 and September 30, 2023 was as follows:

	June 30, 2024		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$1,012,451	26.57%	$248,903	14.50%
>0% and <1%	1,406,090	36.89	603,477	35.15
1%	1,047,539	27.49	681,256	39.68
>1%	344,994	9.05	183,272	10.67
Total	$3,811,074	100.00%	$1,716,908	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$95,995	$(40,250)	$55,745
200	76,789	(32,200)	44,589
150	57,583	(24,150)	33,433
100	38,378	(16,100)	22,278
50	19,189	(8,050)	11,139

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(19,240)	$8,050	$(11,190)
100	(38,537)	16,100	(22,437)
150	(57,805)	24,150	(33,655)
200	(77,073)	32,200	(44,873)
250	(96,396)	40,250	(56,146)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2024 and September 30, 2023:

	June 30, 2024			September 30, 2023
($ in thousands)	Debt Investments		Borrowings	Debt Investments	Borrowings
Prime rate		$2,323	$—	$—	$—
LIBOR
90 day	—		—	8,940	—
EURIBOR
30 day		€—	—	€21,000	—
90 day	132,432		—	16,530	—
180 day	—		—	15,266	—
NIBOR
90 day	kr	69,331	—	—	—
SOFR
30 day		$1,377,762	680,000	$761,709	320,000
90 day (a)	2,048,627		930,000	877,157	125,000
180 day	156,633		—	30,006	—
SONIA		£115,762	—	£26,556
Fixed rate		$375,999	—	$216,996	—
_____________________
(a) Borrowings include the 2028 Notes, which effectively pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Amendment No. 2, dated as of May 29, 2024 to the Loan and Security Agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit (13)(l) to the Registrant’s Registration Statement on Form N-14, filed July 26, 2024).
10.2	First Amendment to Loan and Servicing Agreement, dated as of May 17, 2024, to the Loan and Servicing Agreement, dated as of November 21, 2023, among OSCF Lending V SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit (13)(p) to the Registrant’s Registration Statement on Form N-14, filed July 26, 2024).
10.3	First Amendment to Loan and Servicing Agreement, dated as of May 14, 2024, to the Loan Financing and Servicing Agreement, dated as of February 15, 2024, among OSCF Lending IV SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian (incorporated by reference to Exhibit (13)(s) to the Registrant’s Registration Statement on Form N-14, filed July 26, 2024).
10.4	Amendment No. 2 to Loan and Servicing Agreement, dated as of June 27, 2024, to the Loan and Servicing Agreement, dated as of September 29, 2023, among OSCF Lending III SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor and servicer, Citibank, N.A., as account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent.*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: August 12, 2024