Form 10-K
period 2024-09-30
Oaktree Strategic Credit Fund
filed 2024-12-19
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Securities registered pursuant to Section 12(g) of the Act

Class	Outstanding at December 17, 2024*
Class I shares of beneficial interest, $0.01 par value	94,821,794
Class S shares of beneficial interest, $0.01 par value	47,092,791
Class D shares of beneficial interest, $0.01 par value	107,933
Class T shares of beneficial interest, $0.01 par value	—
* Common shares outstanding exclude December 1, 2024 subscriptions because the issuance price is not yet finalized as of the date hereof.

As of September 30, 2024, there was no established public market for the registrant’s common shares of beneficial interest.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Business.

General
Oaktree Strategic Credit Fund (together with its subsidiaries, where applicable, the “Company”, which may also be referred to as “we,” “us” or “our”) is structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). We have elected to be treated, and intend to qualify annually to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
We are a Delaware statutory trust formed on November 24, 2021 and are externally managed by Oaktree Fund Advisors, LLC (the “Adviser” and, collectively with its affiliates, “Oaktree”) pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between us and the Adviser. The Adviser is an affiliate of Oaktree Capital Management, L.P. (“OCM”) and a subsidiary of Oaktree Capital Group, LLC (“OCG”). In 2019, Brookfield Asset Management Inc. (“Brookfield”) acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Oaktree Fund Administration, LLC (the “Administrator”), a subsidiary of OCM, provides certain administrative and other services necessary for us to operate.
Our investment objective is to generate stable current income and long-term capital appreciation. We seek to meet our investment objective by primarily investing in private debt opportunities.
We have the authority to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share (“Common Shares”). We are offering on a best efforts, continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the Securities and Exchange Commission (the “SEC”). We are authorized to offer to sell any combination of four classes of Common Shares: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.

We accepted purchase orders and held investors’ funds in an interest-bearing escrow account until we received purchase orders for Common Shares of at least $100.0 million, excluding subscriptions by Oaktree Fund GP I, L.P. in respect of the Class I shares purchased by Oaktree Fund GP I, L.P. prior to March 31, 2022. As of June 1, 2022, we had satisfied the minimum offering requirement and our Board of trustees (the “Board of Trustees” or the “Board”) authorized the release of proceeds from escrow. As of September 30, 2024, the Company has issued and sold 89,843,322 Class I shares for an aggregate purchase price of $2,125.5 million, of which $100.0 million was purchased by an affiliate of the Adviser. As of September 30, 2024, the Company has issued and sold 43,152,504 Class S shares for an aggregate purchase price of $1,016.0 million. As of September 30, 2024, the Company has issued and sold 78,986 Class D shares for an aggregate purchase price of $1.9 million. As of September 30, 2024, the Company has issued 1,618,352 Class I shares, 1,941,341 Class S shares and 2,306 Class D shares pursuant to its distribution reinvestment plan. As of September 30, 2024, the Company has not issued any Class T Shares.
As of September 30, 2024, the fair value of our investment portfolio was $4,576.2 million and was comprised of investments in 180 portfolio companies. At fair value, 89.0% of our portfolio consisted of senior secured debt investments as of September 30, 2024. The weighted average annual yield of our debt investments at fair value as of September 30, 2024 was approximately 10.7%.
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

Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2024, we had senior securities outstanding of $1,856.9 million and an asset coverage ratio of 270.91%.
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
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with over a 100 year history and approximately $1 trillion of assets under management (inclusive of OCG) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. OCG’s founders, senior management and current and former employee-unitholders of OCG are able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and its affiliates is to achieve attractive returns while bearing less than commensurate risk. Our Adviser and its affiliates believe that they can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require. Our Adviser and its affiliates believe that their defining characteristic is adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an extremely talented group of investment professionals (the “Investment Professionals”), as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2024, our Adviser and its affiliates had more than 1,200 professionals in 21 cities and 17 countries, including a deep and broad credit platform drawing from more than 350 highly experienced Investment Professionals with significant origination, structuring and underwriting expertise. Specifically, the Direct Lending group that is primarily responsible for implementing our investment strategy consists of a deep and experienced team of Investment Professionals led by Armen Panossian, our Chief Executive Officer and Co-Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates.
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
Source
The Adviser has several resources for originating new opportunities that grant the Investment Professionals a comprehensive view of the actionable investment universe. From this universe, the Adviser can then select the most attractive opportunities for the Company. In addition to its dedicated group of sourcing professionals, the Adviser also leverages its global market presence and relationships with affiliates, advisers, sponsors, banks, management teams, capital-raising advisers, trading desks and other sources to gain access to opportunities. The Adviser is a trusted partner to financial sponsors and management teams based on its market reputation, relationship-based approach, long-term investment orientation and focus on lending across economic cycles. The Adviser believes this gives the Company access to proprietary deal flow and “first looks” at investment opportunities and that the Company is well-positioned for difficult and complex transactions.
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
Management Fee
The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means our total assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which we had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow for its continuous offering of Common Shares. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering of Common Shares. For the fiscal year ended September 30, 2024, base management fees were $31,230, none of which was waived.
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

Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash, and excludes the incentive fee and any distribution and/or shareholder servicing fees payable by the Class T Shares, Class S Shares and Class D Shares. As a result, for any calendar quarter, the incentive fee attributable to Pre-Incentive Fee Net Investment Income that is paid to the Adviser may be calculated on the basis of an amount that is greater than the amount of net investment income actually received by the Company for such calendar quarter. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income.

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

The Adviser waived the incentive fee based on income through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous public offering. For the fiscal year ended September 30, 2024, the
Investment Income Incentive Fee was $33,611, none of which was waived.
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
Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The payment obligation with respect to incentive fees based on realized capital gains will be allocated in the same manner across the Class T shares, Class S shares, Class D shares and Class I shares. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof. For the fiscal year ended September 30, 2024, we did not incur any Capital Gains Incentive Fees.

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

For the fiscal year ended September 30, 2024, the Adviser did not make any Expense Payments. For the fiscal year ended September 30, 2024, we made reimbursement payments of $1,045 to the Adviser, which includes reimbursement of Expense Payments made by the Adviser for prior periods.

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
The per share amount of distributions on Class T, Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class T shares and Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class T shares and Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares). The per share amount of distributions on Class T shares and Class S shares will generally be the same.
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

Distribution and Servicing Plan
The Board of Trustees approved a distribution and servicing plan. Subject to FINRA and other limitations on underwriting compensation, the Company pays the Distribution Manager a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class T shares and Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly in arrears. Class I shares are not subject to a shareholder servicing and/or distribution fee.
The Distribution Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and waives shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class T, Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Distribution Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

Exemptive Relief

The Adviser has received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, as well as certain Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the SEC order (the “Exemptive Relief”). Pursuant to the Exemptive Relief, our Board of Trustees has established Board Criteria clearly defining co-investment opportunities in which we will have the opportunity to participate with one or more other Oaktree-managed funds or accounts that target similar assets. On September 11, 2024, we, the Adviser and certain of its affiliates received a further modified exemptive order that allows us to participate in follow-on investments with private funds that are not already invested in the issuer. Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for the Company and any affiliated fund or account, and that satisfies the then-current Board Criteria, will be offered to the Company and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size, and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at the Adviser.

In addition, the Company has filed an application to amend the Exemptive Relief to permit the Company to participate in follow-on investments in the Company’s existing portfolio companies with certain affiliates covered by the Exemptive Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if or when the Company will receive the amended exemptive relief.

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
We are not generally able to issue and sell our Common Shares at a price below NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV of our Common Shares if the following conditions, among others, are satisfied: (i) a majority of our shareholders and a majority of our shareholders that are not our affiliates approve such sales within one year immediately prior to such sales and (ii) a majority of our trustees who are not “interested persons” of the Company as that term is defined in the Investment Company Act and a majority of our trustees who have no financial interest in the transaction determine that such sales are in the best interests of the Company and its shareholders. We may also make rights offerings to our shareholders at prices per share less than the NAV per share, subject to applicable requirements of the Investment Company Act.
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
•Non-performance or defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
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

Risks Related to Our Notes

•The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
•The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•The indentures under which the Notes are issued contains limited protection for holders of the Notes.
•An active trading market for the Notes may not exist, which could limit your ability to sell the Notes or affect the market price of the Notes.
•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

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

General Risk Factors

•General economic and market conditions could materially affect the success of our activities and investments.
•Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.
•Global economic, political and market conditions have (and in the future, could further) adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

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

Furthermore, the securities, swaps and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, the CFTC, other regulators and self-regulatory organizations (“SROs”) and exchanges are authorized to take extraordinary actions in the event of market emergencies, and retain the right to suspend or limit trading in securities, which could expose the Company to losses. The effect of any future regulatory change on us could be substantial and adverse.

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

For example, California has passed the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, each of which broadly impacts businesses that handle various types of personal data. Such laws impose stringent legal and operational obligations on regulated businesses, as well as the potential for significant penalties. Other jurisdictions, including other U.S. states, already have, have proposed or are considering similar Privacy Laws, which impose, or could impose if enacted, similarly significant costs, potential liabilities and operational and legal obligations. Such Privacy Laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability for regulated entities, which could include Oaktree and us and/or our portfolio companies.

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

We are subject to risks associated with ESG matters.

Oaktree has established an ESG Policy, which the Adviser intends to apply to our investments as applicable, consistent with and subject to applicable fiduciary duties and any legal, regulatory or contractual requirements. Depending on the investment, ESG factors could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material ESG factors is subjective by nature, Oaktree may be subject to competing demands from different investors and other stakeholder groups with divergent views on ESG matters, including the role of ESG factors in the investment process, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party ESG advisor will reflect the beliefs or values, internal policies or preferred practices of any particular investor or other asset managers or reflect market trends. Although Oaktree views the consideration of ESG to be an opportunity to potentially enhance or protect the performance of its investments over the long-term, Oaktree cannot guarantee that its ESG program, which depends in part on qualitative judgments, will positively impact the performance of any individual investment or us as a whole. Similarly, to the extent the Adviser or a third-party ESG advisor engages with portfolio investments on ESG-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts on the part of the Adviser or a third-party ESG advisor will depend on the Adviser’s or any relevant third-party advisor’s ability to engage with the relevant investment and skill in properly identifying and analyzing material ESG and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.

The materiality of ESG factors on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment strategy. ESG factors, issues, and considerations do not apply in every instance or with respect to each investment held, or proposed to be made, by us, and will vary greatly based on numerous criteria, including, but not limited to, location, industry, investment strategy, and issuer-specific and investment-specific characteristics. In evaluating a prospective investment, the Adviser often depends upon information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the Adviser to incorrectly identify, prioritize, assess or analyze the entity’s ESG practices and/or related risks and opportunities. The Adviser does not intend to independently verify certain of the ESG information reported by our investments, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. Any ESG reporting will be provided in the Adviser’s sole discretion.

In addition, Oaktree’s ESG Policy and associated procedures and practices are expected to change over time. Oaktree is permitted to determine in its discretion that it is not feasible or practical to implement or complete certain of its ESG initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Adviser to adhere to all elements of our investment strategy, including with respect to ESG risk and opportunity management, whether with respect to one or more individual investments or to our portfolio generally. ESG-related statements, initiatives and goals as described in this annual report on Form 10-K with respect to our investment strategy, portfolio, and investments are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved other than as set out in any applicable regulatory disclosures, including those made pursuant to the Sustainable Finance Disclosure Regulation (“SFDR”).

Further, ESG integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies and tracking tools being implemented by asset managers, and Oaktree’s adoption of and adherence to such principles, frameworks, methodologies and tools may vary over time. For example, Oaktree’s ESG Policy does not represent a universally recognized standard for assessing ESG considerations. Any ESG-related initiatives to which Oaktree is or becomes a signatory, member, or supporter may not align with the approach used by other asset managers (or preferred by prospective investors) or with future market trends. There is no guarantee that Oaktree will remain a signatory, supporter or member of or continue to report at the intended cadence or at all under or in alignment with such initiatives or other similar industry frameworks.

Moreover, in recent years anti-ESG sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk. Further, some conservative groups and Republican state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since the decision, which has escalated scrutiny of certain practices and initiatives related to diversity, equity, and inclusion, (“DEI”). Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in Oaktree facing additional compliance obligations, becoming the subject of investigations or enforcement actions, or sustaining reputational harm, or require certain investors to divest or discourage certain investors from investing in us.

There is growing regulatory interest across jurisdictions, particularly in the U.S., UK and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers identify and manage financially material ESG risks as well as how they define and measure ESG performance, in order to allow investors to better understand and validate sustainability-related claims. Compliance with regulations concerning asset managers’ sustainability and ESG disclosures, including those set forth below, results in management burdens and costs because of, for example, the need to obtain advice from third-party advisors; implement specific governance, risk management systems, and internal controls; and collect information from and about investments. Further, changes to existing regulations, enactment of new regulations, and changes to enforcement patterns could subject the Adviser or us to additional compliance burdens, costs, and/or enforcement risks, or impact our ability to deliver on our investment strategy. Oaktree cannot guarantee that its current approach to ESG (including the ESG Policy) will meet future regulatory requirements.

The SEC established a Climate and ESG Enforcement Task Force in March 2021. On May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning ESG factors, which rules are not in final form and therefore it cannot be determined how they may affect us.

We, Oaktree and/or our portfolio companies may be subject to disclosure laws and regulations related to a range of sustainability matters, including greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters, or Sustainability Disclosure Laws. For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures by public companies and in public offerings; these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. In the Fall of 2023, California passed the Climate Corporate Data Accountability Act (SB-253) and Climate-Related Financial Risk Act (SB-261), which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act (AB-1305), which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. In Europe, the Corporate Sustainability Reporting Directive introduces wide-ranging and detailed obligations for European and non-European undertakings to make disclosures in accordance with the European Sustainability Reporting Standards on impacts, risks and opportunities on a “double materiality” basis. In addition to assessing the financial materiality of a sustainability matter, sustainability matters that pertain to the undertaking’s actual or potential, positive or negative impacts on people or the environment over the short-, medium-, or long-term must be disclosed. Impacts may include those connected with the entity’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws (in many cases based on the recommendations of the Task Force on Climate-related Financial Disclosures or the standards published by the International Sustainability Standards Board), as well as laws requiring reporting of information on other ESG topics, such as human capital. Compliance with Sustainability Disclosure Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage.

We, Oaktree and/or our portfolio companies may be subject to laws and regulations requiring due diligence processes and internal compliance systems in relation to a range of human rights and environmental matters, or Sustainability Due Diligence Laws. For example, a number of jurisdictions have passed or proposed mandatory due diligence requirements in relation to forced labor and human rights matters across corporate groups and supply chains. Compliance with Sustainability Due

Diligence Laws may require the development or update of internal compliance and enterprise risk management policies and related procedures; assigning board and/or management oversight as well as day-to-day operational responsibility for in-scope human rights and environmental matters; implementation of periodic compliance risk assessments; updates to contractual frameworks and agreements; the development of preventative and/or corrective action plans; changes to purchasing, design, and distribution practices, where relevant; and the development or update of notification mechanisms and complaints procedures. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Due Diligence Laws may lead to investigations and audits, fines, exclusion from public procurement, other enforcement action or liabilities, including civil liability or liability from third-party claims, and reputational damage.

There are a number of different principles, frameworks, and/or methodologies for integrating sustainability-related incentives, mandates, and/or reporting requirements into financing arrangements. Any principles, frameworks, and/or methodologies which we anticipate referencing and/or utilizing may not align with other asset managers and/or those preferred by prospective investors. In addition, unless otherwise stated in our regulatory disclosures, no assurance is given that any of our financing arrangements will align with particular market frameworks, including the Green Loan, Social Loan, and/or Sustainability-Linked Loan Principles published by the Loan Market Association, Loan Syndications and Trading Association, and the Asia Pacific Loan Market Association, or the Principles. Furthermore, to the extent any of such financing arrangement is considered to be aligned with any relevant Principles at origination by us, there is no guarantee that such financing will maintain alignment with the Principles over the relevant term. Any declassification and/or deviation with the applicable Principles may expose us and/or Oaktree to certain investigations, claims, and/or allegations, which may lead to increased costs and/or result in adverse consequences for certain investors with sustainability-aligned portfolio mandates.

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

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit Oaktree, the Investment Professionals and us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We, Oaktree and the Investment Professionals may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where Oaktree or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

At the same time, Oaktree may be obligated to comply with certain anti-boycott laws and regulations that prevent Oaktree and us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. Oaktree’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject Oaktree or us to fines, penalties, and adverse legal and reputational consequences.

In some countries, there is a greater acceptance than in the United States and the U.K. of government involvement in commercial activities and of activities constituting corruption in the United States and the U.K. Certain countries, including the United States and the U.K., have laws prohibiting government and private commercial, or commercial, bribery. We and Oaktree are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for portfolio companies to obtain or retain business.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA and have devoted greater scrutiny to investments by private equity sponsors. In addition, the U.K., with enactment of the U.K. Bribery Act, has expanded the reach of its anti-bribery laws significantly. While Oaktree has developed and implemented policies and procedures designed to ensure strict compliance by Oaktree and its personnel with the FCPA and the U.K. Bribery Act and the sanctions regimes that apply to Oaktree, such policies and procedures may not be effective in all instances to prevent violations or offenses. In addition, in spite of Oaktree’s policies and procedures, affiliates of portfolio companies, particularly in cases in which we or an Other Oaktree Fund do not control such portfolio company, may engage in activities that could result in FCPA, U.K.

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

We are subject to risks associated with inflation.

High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity. Certain countries, including the United States, have recently seen increased levels of inflation, and persistently high levels of inflation could have a material and adverse impact on our investments and our aggregated returns. For example, if a portfolio company were unable to increase its revenue while the cost of relevant inputs were increasing, the company’s profitability would likely suffer. Likewise, to the extent a portfolio company has revenue streams that are slow or unable to adjust to changes in inflation, including by contractual arrangements or otherwise, the portfolio company could increase revenue by less than its expenses increase. Conversely, as inflation declines, a portfolio company may see its competitors’ costs stabilize sooner or more rapidly than its own. Moreover, increasing inflation will also impact currencies and can lead to significant currency fluctuations. This has recently resulted in a strengthening of the U.S. dollar vis-à-vis many other currencies but there can be no assurances that such trends will continue and/or that this trend will not reverse such that the U.S. dollar is weakened vis-à-vis other currencies. Additionally, because the hurdle is not linked to the rate of inflation, as the rate of inflation increases the proportion of real returns (i.e., the nominal rate of return less the rate of inflation), it is easier for the Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement, which may result in an increase in the amount of the income-based incentive fee payable to our Adviser. There can be no assurance that high rates of inflation will not have a material adverse effect on our investments.

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

Further, investments in such companies tend to be less liquid. See “—The illiquid nature of certain of our investments may make it difficult for us to sell these investments when desired” below.

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

Changes in interest rates may affect our cost of capital and net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the federal funds rate, prime rate or any other offered rate benchmark or index. Increases in interest rates made it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increased defaults even where our investment income increased. Rising interest rates also caused borrowers to shift cash from other productive uses to the payment of interest. Additionally, if interest rates were to increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated if interest rates were to again rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.

Conversely, as interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Investment Professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

In addition, because we borrow to fund our investments, a portion of our net investment income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, elevated interest rates increased our interest expense as may the incurrence of additional fixed rate borrowings. In future periods of rising interest rates, our cost of funds would again increase, which would tend to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Elevated interest rates have the effect of increasing our net investment income, which makes it easier for our Adviser to receive incentive fees.

Elevated interest rates have the effect of increasing the interest rates we receive on many of our debt investments. Accordingly, in an elevated interest rate environment, it is easier for us to meet or exceed the performance threshold in the Investment Advisory Agreement and for the Adviser to earn incentive fees payable to our Adviser with respect to the portion of the incentive fee based on income.

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

Recent developments in the banking sector could materially affect the success of our activities and investments.

Recent insolvency, closure, receivership or other financial distress or difficulty and related events experienced by certain U.S. and non-U.S. banks (each, a “Distress Event”), have caused uncertainty and fear of instability in the global financial system generally. In addition, eroding market sentiment and speculation of potential future Distress Events have caused other financial institutions - in particular smaller and/or regional banks - to experience volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions, potentially triggering the occurrence of additional Distress Events. Notwithstanding intervention by certain U.S. and non-U.S. governmental agencies to protect the uninsured depositors of banks that have recently experienced Distress Events, there is no guarantee that depositors (which depositors could include us and/or our portfolio companies) that have assets in excess of the amount insured by governmental agencies on deposit with a financial institution that experiences a Distress Event will be made whole or, even if made whole, that such deposits will become available for withdrawal or other usage on a timely basis.

There is a risk that other banks, other lenders, or other financial institutions (including such financial institutions in their respective capacities as brokers, hedging counterparties, custodians, loan servicers, administrators, intermediary or other service providers (the foregoing, together with banks, each, a “Financial Institution”)) may be similarly impacted, and it is uncertain what steps (if any) government or other regulators may take in such circumstances. As a consequence, for example, Oaktree, us and/or our portfolio companies may be delayed or prevented from accessing funds or other assets, making any required payments under debt or other contractual obligations, paying distributions or pursuing key strategic initiatives. In addition, such bank or other Financial Institution Distress Events and/or attendant instability could adversely affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us or being consummated by us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies. Distress Events could also impact the ability of Oaktree, us and/or portfolio companies to access hedging, loan servicing, monitoring, compliance (including compliance with anti-money laundering and related laws and regulations), administration, intermediation or other services, either permanently or for an extended period of time.

In addition, in the event that a Financial Institution that provides credit facilities and/or other financing to us, any of our affiliates, and/or one or more of our portfolio companies closes or experiences any other Distress Event, there can be no assurance that such Financial Institution will honor its obligations to provide such financing or that we or such portfolio company will be able to secure replacement financing or credit accommodations at all or on similar terms, or be able to do so without suffering delays or incurring losses or significant additional expenses. Similarly, if a Distress Event leads to a loss of access to a Financial Institution’s other services (in addition to financing and other credit accommodations), it is also possible that we or our portfolio companies will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). We and our portfolio companies are subject to similar risks if a Financial Institution utilized by our investors or by suppliers, vendors, brokers, dealers, custodians, loan and portfolio servicers, hedging and other service providers or other counterparties of us or our portfolio companies becomes subject to a Distress Event, which could have a material adverse effect on us. We, our affiliates, and our portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets with a particular Financial Institutions (including, without limitation, in connection with a credit facility or other financing transaction). Accordingly, although each of Oaktree and us seeks to do business with Financial Institutions that it believes are creditworthy and capable of fulfilling their respective obligations, there can be no expectation that any of the foregoing, or any of their respective affiliates or portfolio companies will establish banking relationships or financial arrangements with multiple Financial Institutions or maintain account balances at or below the relevant insured amounts with respect to any Financial Institution.

Uncertainty caused by recent bank failures - and general concern regarding the financial health and outlook for other Financial Institutions - could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us, our portfolio companies or our respective financial performance.

The ongoing conflict between Russia and Ukraine could materially affect the success of our activities and investments.

In 2022, the Russian military commenced a full-scale invasion of Russia’s forces into Ukraine. In response, the United States, United Kingdom, the European Union, or EU, and other countries have imposed significant sanctions targeting the Russian financial system, petroleum sector and extractive industries, heavy manufacturing, and other sectors. These and other jurisdictions have also imposed prohibitions on most new investment in Russia, prohibitions on trade in many Russian securities, and prohibitions on the provision of a number of services to certain sectors of the Russian economy. Since the invasion, the sanctions and export controls landscape has been and is likely to continue to be dynamic. Russia’s invasion of Ukraine, the resulting displacement of persons both within Ukraine and to neighboring countries and the increasing international sanctions could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our investments. Furthermore, given the ongoing and evolving nature of the conflict between the two nations and its ongoing escalation (including with respect to the use of nuclear weapons and cyberwarfare against military and civilian targets globally), it is difficult to predict the conflict’s ultimate impact on global economic and market conditions, and, as a result, the situation presents material uncertainty and risk with respect to us and the performance of its investments or operations, and our ability to achieve our investment objectives.

The ongoing conflict between Israel and Hamas could materially affect the success of our activities and investments.

On October 7, 2023, Hamas (an organization which governs Gaza and which has been designated as a terrorist organization by the United States, the United Kingdom, the EU, Australia and other nations) committed a terrorist attack within Israel (the “October 7 Attacks”). As of the date hereof, Israel and Hamas remain in active armed conflict. The ongoing conflict and rapidly evolving measures in response could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict and, as a result, present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability to achieve our investment objectives. For example, the armed conflict may expand and may ultimately more actively involve the United States, Lebanon (and/or Hezbollah), Syria, Iran, Yemen and/or other countries or terrorist organizations, any of which may exacerbate the risks described above. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the October 7 Attacks, and the United States (and/or other countries) may announce further sanctions related to the ongoing conflict in the future.

Our investments are subject to environmental risks.

We may face significant environmental liability in connection with our investments. When compared to the United States, the historical lack or inadequacy of environmental regulation in certain non-U.S. countries has led to the widespread pollution of air, ground and water resources. The legislative framework for environmental liability in these countries has not been fully established or implemented. The extent of the responsibility, if any, for the costs of abating environmental hazards may be unclear when we are considering an investment. We may engage the services of qualified environmental consultants as necessary to assess the environmental condition of property which may be or is an investment. Nevertheless, we or a company in which we invest may be considered an owner or operator of properties on or in which asbestos or other hazardous or toxic substances exist and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and costs of injuries to persons and property. These costs can be substantially in excess of the value of the property. The presence of environmental contamination, pollutants or other hazardous or toxic substances on or emanating from a property (whether known at the time of acquisition or not) could also result in personal injury (and associated liability) to persons on or in the vicinity of the property and persons removing such materials, future or continuing property damage (which may adversely affect property value) or claims by third parties, including as a result of exposure to or damage from such materials through the spread of contaminants.

Environmental laws, regulations and regulatory initiatives play a significant role in the energy and utility industries and can have a substantial impact on investments in this industry. For example, global initiatives to minimize pollution have played a major role in the increase in demand for gas and alternative energy sources, creating numerous new investment opportunities. Conversely, required expenditures for environmental compliance have adversely impacted investment returns in a number of segments of the industry. The energy and utility industries will continue to face considerable oversight from environmental regulatory authorities. We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements. There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio companies or potential investments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and there can be no assurance that portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements. Past practices or future operations of portfolio companies could also result in material personal injury or property damage claims, which could have an adverse effect on our performance.

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

Additionally, the Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas (“GHG”) emissions may expose real estate and similar assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to GHG emissions). Oaktree cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of real estate and similar assets once undertaken, any of which could have a material adverse effect on an investment, or us.

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

Non-performance or defaults by our portfolio companies would harm our operating results.

Our investment program is comprised of investments in loans or other debt instruments, focused on direct lending transactions. These obligations are subject to unique risks, including (a) the possible invalidation of investment transactions as fraudulent conveyances or preferential payments under relevant creditors’ rights and bankruptcy laws or the subordination of claims under so-called “equitable subordination” common law principles, (b) so-called lender-liability claims by the issuer of the obligations and (c) environmental liabilities that may arise with respect to collateral securing the obligations. In analyzing each loan or other debt instrument, we will compare the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks, absent certain conduct by the Adviser, its affiliates and certain other individuals, will be borne by us.

Loans or other debt instruments made or otherwise acquired by us may become non-performing following their origination or acquisition for a wide variety of reasons. Such non-performing loans or debt instruments may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of principal. It is possible that we may find it necessary or desirable to foreclose on collateral securing one or more loans purchased by us. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to conclude. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, we may write-down the value of a portfolio company investment upon the worsening of the financial condition of the portfolio company or in anticipation of a default, which could also have a material adverse effect on our business, financial condition and results of operations.

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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, which will increase the risks of investing in our Common Shares, including the likelihood of default. We borrow under the (i) senior secured revolving credit agreement, dated as of March 25, 2022, among us, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent, as amended by that certain subsequent incremental commitment and assumption agreement, dated as of October 6, 2022 and amendment no. 1, dated as of June 28, 2023 (as amended and/or restated from time to time, the “ING Credit Agreement”), (ii) loan and security agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, a wholly owned subsidiary of us, as borrower, us, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent, as amended by amendment no. 1, dated as of July 5, 2023 (as amended and/or restated from time to time, the “JPM Loan and Security Agreement”), (iii) loan and security agreement, dated as of September 29, 2023, among OSCF Lending III SPV, LLC, a wholly owned subsidiary of us, as borrower, us, as transferor and servicer, Citibank, N.A., as the account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent, (iv) loan and servicing agreement, dated as of November 21, 2023, among OSCF Lending V SPV, LLC, a wholly owned subsidiary of us, as borrower, us, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent, (v) loan financing and servicing agreement, among OSCF Lending IV SPV, LLC, a wholly owned subsidiary of us, as borrower, us, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian, (vi) loan and servicing agreement, among OSCF Lending II SPV, LLC, a wholly owned subsidiary of us, as borrower, we, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc., as the administrative agent, (vii) $350 million aggregate principal amount of our 8.400% Notes due 2028, issued on November 14, 2023 (the “2028 Notes”) and (viii) $400 million aggregate principal amount of our 6.500% Notes due 2029, issued on July 23, 2024 (the “2029 Notes” and together with the 2028 Notes, the “Notes”), and may issue debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make Common Share distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2024, we had $1,095.0 million of outstanding indebtedness under our credit facilities, $350.0 million of outstanding 2028 Notes and $400.0 million of outstanding 2029 Notes. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2024 was 7.9% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2024 total assets of at least 2.89%. If we are unable to meet the financial obligations under our current or future credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our shareholders.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common shareholder	-20.50	-12.55	-4.60	3.35	11.30

For purposes of this table, we have assumed $5,030.6 million in total assets (less all liabilities and indebtedness not represented by senior securities), $1,845.0 million in debt outstanding under our credit facilities, $3,164.3 million in net assets as of September 30, 2024, and a weighted average interest rate of 7.9% as of September 30, 2024 (exclusive of deferred financing costs). Actual interest payments may be different.

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

Our investments may include original issue discount (“OID”) and contractual payment-in-kind (“PIK”) interest, which typically represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

We may invest in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments and suffer losses. Our investments may be subject to contractual or legal restrictions on resale or may otherwise be illiquid because there is usually no established trading market for such investments. In addition, we may face restrictions on our ability to liquidate investments if the Adviser or any of its affiliates have material non-public information regarding the portfolio company.

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

We may invest in transactions on an expedited basis.

Investment analyses and decisions by Oaktree may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to Oaktree at the time of making an investment decision may be limited, and Oaktree may not have access to detailed information regarding the underlying asset. Therefore, no assurance can be given that Oaktree will have knowledge of all circumstances that may adversely affect certain proposed investments. In addition, Oaktree expects to rely upon certain independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants, and we may incur liability as a result of such consultants’ actions.

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

Valuations of our portfolio, which affect the amount of the management fee and incentive fee and our performance results, may involve uncertainties and judgmental determinations. Further, the methodology for the calculation of the management fee and incentive fee creates a potential conflict of interest for the Adviser in determining valuations. As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board of Trustees or its designee. Typically, there is not a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value as determined in good faith by the Board of Trustees or its designee. Our Board of Trustees has designated the Adviser as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act. The fair value of such securities may change, potentially materially, between the date of the fair value determination and the release of the financial results for the corresponding period or the next date at which fair value is determined.

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

Risks Related to Our Notes

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2028 Notes and the 2029 Notes, which we refer to collectively as the “Notes”, are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2024, we had $1,095.0 million of outstanding borrowings under our credit facilities, all of which is secured.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Oaktree Strategic Credit Fund and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims are effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2024, our subsidiaries had $1,095.0 million of outstanding borrowings under the credit facilities, all of which is structurally senior to the Notes.

In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

The indentures under which the Notes are issued contains limited protection for holders of the Notes.

The indentures under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the Investment Company Act as modified by Section 61(a)(1) and (2) of the Investment Company Act or any successor provisions, whether or not we continue to be subject to such provisions of the Investment Company Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for holders of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Certain of our current debt instruments include more protections for their holders than the indenture and the Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

An active trading market for the Notes may not exist, which could limit your ability to sell the Notes or affect the market price of the Notes.

We cannot provide any assurances that an active trading market for the Notes will exist in the future or that holders will be able to sell their Notes. Even if an active trading market does exist, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the Notes may be harmed. Accordingly, holder of the Notes may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including our credit facilities and our Notes or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our credit facilities or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under our credit facilities or the required holders of our Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our credit facilities, our Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our credit facilities, could proceed against the collateral securing the debt. Because our credit facilities and our Notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due. In the event holders of any debt securities we have outstanding exercise their rights to accelerate following a cross-default, those holders would be entitled to receive the principal amount of their investment, subject to any subordination arrangements that may be in place. We cannot assure you that we will have sufficient liquidity to be able to repay such amounts, in which case we would be in default under the accelerated debt and holders would have the ability to sue us to recover amounts then owing.

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

Actual and potential conflicts between the Adviser and its affiliates, on one hand, and us and our portfolio companies, on the other hand, are expected to occur. Oaktree manages the Other Oaktree Funds, which present the possibility of overlapping investments, and thus may raise actual, or potential conflicts of interest. In particular, on the risk/reward spectrum, we sit between Oaktree’s High Yield Bond Funds and Accounts and Senior Loan Funds and Accounts and the Distressed Debt Funds (each as defined in “Potential Conflicts of Interest”). Many of the investments targeted by us may be appropriate for these Other Oaktree Funds but for the expected yield at the time of investment, so in retrospect or at different points in the market cycle, investments that were made by the Company may seem more appropriate for an Other Oaktree Fund, and vice versa. Shareholders will have no ability to challenge such allocation so long as it was made in good faith in accordance with the procedures discussed in Part 1, Item 1 of this Form 10-K under “Allocation of Investment Opportunities”. Such procedures give Oaktree broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, management fees, carried interest or incentive fees and liquidity provisions may differ significantly between the Company and the Other Oaktree Funds, creating an economic incentive for Oaktree to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.

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

In addition, we may make investments in different parts of the capital structure of companies in which Other Oaktree Funds already hold an investment. Generally speaking, the Adviser expects that we will make such investments only when, at the time of investment, the Adviser believes that (a) such investment is in our best interests and (b)(i) the possibility of actual adversity between us, on the one hand, and the Other Oaktree Fund, on the other, is remote, (ii) either the potential investment by us or the investment of such Other Oaktree Fund is not large enough to control any actions taken by the collective holders of securities of such company or asset or (iii) in light of the particular circumstances, Oaktree determines in its discretion and in good faith that such investment is appropriate for the Company, notwithstanding the potential for conflict. If any conflict were to arise, however, the Adviser will be permitted to take certain actions that, in the absence of such conflict, it would not take, such as causing the Company to remain passive, investing in the same class of securities to align interests, divesting investments or taking other actions to reduce adversity, which may have the effect of benefiting certain Other Oaktree Funds, and not the Company. Given that we generally intend to invest higher in the capital structure, it is likely we will remain passive in the event of a conflict, meaning that we must rely on other investors holding the same types of securities or obligations to advocate on behalf of our class. The Adviser will have no obligation to advise these other holders of any potential claims they may have of which The Adviser may be aware or to consider their interests when advocating on behalf of the Other Oaktree Funds that hold investments in lower parts of the capital structure.

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

The Adviser has received the Exemptive Relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, as well as certain Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions thereof. On September 11, 2024, we, the Adviser and certain of its affiliates received a further modified exemptive order that allows us to participate in follow-on investments with private funds that are not already invested in the issuer. Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for the Company and any affiliated fund or account, and that satisfies the then-current board-established criteria, will be offered to the Company and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size, and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at the Adviser.

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

The Adviser may in its sole discretion offer strategic and other investors the opportunity to participate in one or more Company investments on a side-by-side basis, subject to the Investment Allocation Considerations described in Part 1, Item 1 of this Form 10-K under “Allocation of Investment Opportunities”. The terms of any such investment opportunity will be determined by the Adviser, including any management fee or incentive fee charged in connection therewith, and may vary with respect to any such investment opportunity. In addition, Oaktree and the investment team currently manage, and in the future are expected to manage additional assets for one or more advisory clients through a separate account or similar arrangement employing an investment strategy investing in parallel with, or similar to, our strategy. Such arrangements potentially will afford those clients different terms than us. Advisory clients that have been granted additional access to portfolio information or enhanced transparency may be able to make investment decisions based on information and at times not generally available to other investors, including shareholders. Any such investment decisions made by these advisory clients on the basis of such information, including any substantial withdrawals or redemptions, could adversely affect the market value of our portfolio and therefore our net asset value and net asset value per share.

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

The Adviser and its affiliates devote such time as they deem necessary to conduct the business affairs of the Company in an appropriate manner. However, Oaktree personnel work on matters related to Other Oaktree Funds and other Oaktree managed strategies, including providing transaction-related, legal, management and other services to Other Oaktree Funds and portfolio companies. Conflicts may arise in the allocation of personnel among us and such other funds and strategies. As a result, Oaktree personnel will work on other projects, and conflicts may therefore arise in the allocation of personnel among us and such other projects. For example, certain members of the Investment Team are contractually required to, and will, devote substantial portions of their business time to the management and operation of the Other Oaktree Funds.

We may realize different investment returns than Other Oaktree Funds.

We and Other Oaktree Funds have the potential to make investments at different times and/or on different terms or exit any of such investments at different times and/or on different terms compared to such investment made on behalf of us. In addition, we likely will not invest through the same investment vehicles, have the same access to credit or employ the same hedging or investment strategies as such Other Oaktree Funds. This likely will result in differences in prices, investment terms, leverage and associated costs between us and any Other Oaktree Funds. Therefore, we may realize different investment returns than such Other Oaktree Funds, with respect to any investment made alongside some or all of such entities.

Oaktree shall have sole discretion in determining what investments we will be offered to pursue. As a result, there is no guarantee that we will be offered the opportunity to invest in any particular investments or type of investments alongside any Other Oaktree Funds. The terms, conditions and the time of investment and disposition of investments held by us may be materially different from those of any such Other Oaktree Funds.

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

General Risk Factors

General economic and market conditions could materially affect the success of our activities and investments.

Any disruptions in the capital markets may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Significant changes in the capital markets have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. More recently, the fair value of our investments was adversely affected by increasing market yields.

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

Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also have and could further increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. In addition, uncertainty with regard to economic recovery from recessions or downturns could also have a negative impact on our business, financial condition and results of operations.
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

The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In addition, the fiscal policy of large foreign nations, may have a severe impact on the worldwide and U.S. financial markets. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the global stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while governments worldwide have used stimulus measures recently to reduce volatility in the financial markets, volatility has returned as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Oaktree. Oaktree maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated into Oaktree’s overall risk management processes and focuses on the corporate information technology environment. The audit committee of the board of directors of Brookfield Oaktree Holdings, LLC oversees Oaktree’s cybersecurity program. The cybersecurity team briefs the audit committee of Brookfield Oaktree Holdings, LLC on the effectiveness of Oaktree’s cyber risk management program. The Internal Audit team also shares the results of its annual cybersecurity audits with the audit committee of Brookfield Oaktree Holdings, LLC.

The underlying controls of the cyber risk management program are designed to meet Oaktree’s business requirements, security risks and organization profile, and leverages many elements of the National Institute of Standards and Technology Cybersecurity Framework and the International Organization Standardization 27001 Information Security Management System Requirements. The Internal Audit team conducts an annual internal audit of the Company’s cyber risk management program utilizing the services of a third-party provider. Additionally, Oaktree hires a third party provider to conduct an annual penetration test of Oaktree’s systems. Oaktree has developed and implemented controls and processes to oversee and manage its engagements with third-party vendors. These procedures encompass pre-engagement due diligence efforts and the ongoing monitoring of the third-party vendors that are considered to be high-risk. Although these controls and processes are designed to mitigate risks associated with third-party engagements, they do not guarantee the elimination of all potential risks. The effectiveness of these controls and processes is dependent on a variety of factors, some of which are outside Oaktree’s and our control.

A third party Managed Security Service Provider manages Oaktree’s Security Operations Center to provide 24/7 monitoring of its global systems and to coordinate the investigation of alerts of potential security incidents. Alerts are then escalated to the Oaktree Cybersecurity team for investigation and remediation, if necessary. Cyber partners are a key part of Oaktree’s cybersecurity infrastructure. Oaktree partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. Oaktree engages with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in Oaktree’s environment. A Managing Director in Oaktree’s information technology department heads Oaktree’s cybersecurity team. This individual reports to Oaktree’s Chief Information Officer and is responsible for assessing and managing Oaktree’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of collective experience selecting, deploying and operating cybersecurity technologies, initiatives and processes and relies on threat intelligence as well as other information obtained from governmental, public and private sources, including external consultants engaged by Oaktree.

The head of Oaktree’s cybersecurity team has substantial information technology and cybersecurity experience, with a career spanning over 30 years in managing global IT operations in a wide range of areas, including cybersecurity, IT governance, controls, compliance, data center operations, network engineering and cloud computing.

Our board of directors oversees our cybersecurity program and receives quarterly updates from the cybersecurity team on matters including Oaktree’s cyber risk management program (and risks to us related to cybersecurity) and updates to the cybersecurity program, including active and recently completed initiatives.

We and Oaktree face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition or results of operations. We and Oaktree have experienced, and will continue to experience, cyber incidents in the normal course of its business. However, we are not currently aware of any current or past cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or are reasonably likely to materially affect, our business, financial condition or results of operations. See “Risk Factors - Risks Relating to Our Business and Structure - We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.”

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Share Issuances
We are offering on a best efforts, continuous basis up to $5.0 billion aggregate offering price of Common Shares pursuant to an offering registered with the SEC. The offering consists of four classes of Common Shares: Class T shares, Class S shares, Class D shares and Class I shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.
Holders
As of December 16, 2024, there were 6,529 holders of record of our Class S shares, 47 holders of record of our Class D shares, 2,220 holders of record of our Class I shares and no holders of record of our Class T shares.
We determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share of each class of shares is determined by dividing the value of total assets attributable to such class minus liabilities attributable to such class by the total number of Common Shares of such class outstanding at the date as of which the determination is made. The following table presents each month-end NAV per share for Class I, Class S and Class D shares during the year ended September 30, 2024. As of September 30, 2024, we have not issued any Class T shares.

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61
April 30, 2024	$23.59	$23.59	$23.59
May 31, 2024	$23.59	$23.59	$23.59
June 30, 2024	$23.53	$23.53	$23.53
July 31, 2024	$23.54	$23.54	$23.54
August 31, 2024	$23.55	$23.55	$23.55
September 30, 2024	$23.56	$23.56	$23.56
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
The per share amount of distributions on Class T, Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class T and Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/ or distribution fees with respect to the Class T and Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares). The per share amount of distributions on Class T shares and Class S shares will generally be the same.

The following table summarizes our distributions declared and payable for the fiscal year ended September 30, 2024 (dollars in thousands except per share amounts) by share class:

			Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
April 18, 2024	April 29, 2024	May 30, 2024	0.2000	14,936
May 24, 2024	May 30, 2024	June 27, 2024	0.2000	15,451
June 27, 2024	June 27, 2024	July 29, 2024	0.2000	16,361
July 25, 2024	July 30, 2024	August 28, 2024	0.2000	16,768
August 26, 2024	August 29, 2024	September 26, 2024	0.2000	17,490
September 26, 2024	September 26, 2024	October 30, 2024	0.2000	18,062
			$2.4000	$170,602

			Class S
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
April 18, 2024	April 29, 2024	May 30, 2024	0.1833	6,730
May 24, 2024	May 30, 2024	June 27, 2024	0.1833	7,188
June 27, 2024	June 27, 2024	July 29, 2024	0.1833	7,551
July 25, 2024	July 30, 2024	August 28, 2024	0.1833	7,684
August 26, 2024	August 29, 2024	September 26, 2024	0.1833	7,938
September 26, 2024	September 26, 2024	October 30, 2024	0.1833	8,161
			$2.1997	$77,132

			Class D
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
January 24, 2024	January 31, 2024	February 27, 2024	0.1851	5
February 27, 2024	February 29, 2024	March 27, 2024	0.1951	10
March 26, 2024	March 27, 2024	April 29, 2024	0.1951	10
April 18, 2024	April 29, 2024	May 30, 2024	0.1951	11
May 24, 2024	May 30, 2024	June 27, 2024	0.1951	12
June 27, 2024	June 27, 2024	July 29, 2024	0.1951	14
July 25, 2024	July 30, 2024	August 28, 2024	0.1951	15
August 26, 2024	August 29, 2024	September 26, 2024	0.1951	15
September 26, 2024	September 26, 2024	October 30, 2024	0.1951	16
			$2.3412	$117

Distribution and Servicing Plan

The Board of Trustees approved a distribution and servicing plan. Subject to FINRA and other limitations on underwriting compensation, the Company pays the Distribution Manager a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class T shares and Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly in arrears. Class I shares are not subject to a shareholder servicing and/or distribution fee.

The Distribution Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class T, Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Distribution Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

During the fiscal year ended September 30, 2024, we repurchased an aggregate of 1,352,519 Class I and 767,699 Class S shares. The following table presents the share repurchases completed during the fiscal year ended September 30, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2023	446,089	0.69%	$23.62	$10,526
March 31, 2024	348,944	0.41%	23.61	8,217
June 30, 2024	702,746	0.67%	23.53	16,544
September 30, 2024	622,439	0.51%	23.56	14,623
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.
Sale of Unregistered Securities and Use of Proceeds

For the period from December 10, 2021 (commencement of operations) to September 30, 2022, an affiliate of the Adviser purchased 4,000,000 Class I shares for $100.0 million, or $25.00 per share. The purchases were made in offerings exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

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
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or the future performance or financial condition of Oaktree Strategic Credit Fund ( the “Company”, which may also be referred to as “we,” “us” or “our”). The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•our future operating results and distribution projections;
•the ability of Oaktree Fund Advisors, LLC (our “Adviser” and, collectively with its affiliates, “Oaktree”) to implement its future plans with respect to our business and to achieve our investment objective;
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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in this annual report on Form 10-K.
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
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies (“BDCs”) or regulated investment companies (“RICs”); and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
Business Overview
We are a Delaware statutory trust formed on November 24, 2021 and are structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We have elected to be treated, and intend to qualify annually to be treated as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, we are externally managed by the Adviser pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between us and the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC (“OCG”). In 2019, Brookfield Asset Management Inc. (“Brookfield”) acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

Our investment objective is to generate stable current income and long-term capital appreciation. We seek to meet our investment objective by primarily investing in private debt opportunities.
We have the authority to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share (“Common Shares”). We are offering on a best efforts, continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the SEC. We are authorized to offer to sell any combination of four classes of Common Shares: Class T shares, Class S shares, Class D shares and Class I shares with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.
We accepted purchase orders and held investors’ funds in an interest-bearing escrow account until we received purchase orders for Common Shares of at least $100.0 million, excluding subscriptions by Oaktree Fund GP I, L.P. in respect of the Class I shares purchased by Oaktree Fund GP I, L.P. prior to March 31, 2022.
As of June 1, 2022, we had satisfied the minimum offering requirement and our board of trustees (the “Board of Trustees” or the “Board”) had authorized the release of proceeds from escrow. As of September 30, 2024, we have issued and sold 89,843,322 Class I shares for an aggregate purchase price of $2,125.5 million of which $100.0 million was purchased by an affiliate of the Adviser. As of September 30, 2024, we have issued and sold 43,152,504 Class S shares for an aggregate purchase price of $1,016.0 million. As of September 30, 2024, we have issued and sold 78,986 Class D shares for an aggregate purchase price of $1.9 million. As of September 30, 2024, we had not issued any Class T shares.

Business Environment and Developments
Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, and concern over a potential slowdown in economic activity. As inflation pressures have eased in recent months, the Federal Reserve has relaxed its monetary policies and cut the federal funds rate to support the broader economy. However, various macroeconomic headwinds remain including ongoing conflict in the Middle East and signs of an economic slowdown outside the United States. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
Critical Accounting Estimates
Fair Value Measurements

Our Adviser, as the valuation designee of our Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
•Level 3 — Unobservable inputs that reflect the Adviser’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment’s level is based on the lowest level of input that is significant to the fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using “bid” and “ask” prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
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
The Adviser seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Adviser is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Adviser’s set threshold, the Adviser seeks to obtain a quote directly from a broker making a market for the asset. The Adviser evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, the Adviser does not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined not to be reliable or are not readily available, the Adviser values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, the Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. Tthe Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. The Adviser may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Adviser considers the current contractual interest rate, the capital structure and other terms of the investment relative to our risk and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, the Adviser depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of our investments as of September 30, 2024 and September 30, 2023 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, Oaktree’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to these uncertainties, Oaktree’s fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
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
As of September 30, 2024, we held $4,576.2 million of investments at fair value, up from $1,927.2 million held at September 30, 2023, primarily driven by new originations funded primarily by cash proceeds from our continuous public offering.
Revenue Recognition
We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments provide for deferred interest payments or payment-in-kind (“PIK”) interest income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2024, there was one investment on non-accrual status that represented 0.1% and 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were no investments on non-accrual status.
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
PIK Interest Income
Our investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company’s business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our consolidated financial statements including for purposes of computing the capital gains incentive fee payable by us to the Adviser. To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our shareholders even though we have not yet collected the cash and may never do so.

Portfolio Composition
As of September 30, 2024, the fair value of our investment portfolio was $4,576.2 million and was composed of investments in 180 portfolio companies. As of September 30, 2023, the fair value of our investment portfolio was $1,927.2 million and was composed of investments in 123 portfolio companies.
As of September 30, 2024 and September 30, 2023, our investment portfolio consisted of the following:

	September 30, 2024	September 30, 2023
Cost:
Senior Secured Debt	89.12%	94.39%
Subordinated Debt	10.33%	5.12%
Common Equity and Warrants	0.28%	0.18%
Preferred Equity	0.27%	0.31%
Total	100.00%	100.00%

	September 30, 2024	September 30, 2023
Fair Value:
Senior Secured Debt	89.02%	94.32%
Subordinated Debt	10.40%	5.07%
Preferred Equity	0.31%	0.30%
Common Equity and Warrants	0.27%	0.31%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	September 30, 2024	September 30, 2023
Fair Value:
Application Software	17.60%	13.67%
Diversified Support Services	4.80%	2.10%
Systems Software	4.70%	3.64%
Health Care Services	4.38%	3.00%
Multi-Sector Holdings	4.16%	1.50%
Interactive Media & Services	3.73%	1.25%
Aerospace & Defense	3.68%	3.92%
Diversified Financial Services	3.56%	1.65%
Health Care Technology	2.87%	3.74%
Pharmaceuticals	2.78%	3.28%
Education Services	2.73%	3.20%
Insurance Brokers	2.48%	0.72%
Industrial Machinery & Supplies & Components	2.29%	1.58%
Communications Equipment	1.93%	—%
Other Specialty Retail	1.92%	5.44%
Trading Companies & Distributors	1.84%	1.33%
Office Services & Supplies	1.83%	1.12%
Electrical Components & Equipment	1.82%	3.94%
Packaged Foods & Meats	1.76%	—%
Environmental & Facilities Services	1.70%	3.93%
Wireless Telecommunication Services	1.57%	—%
Construction & Engineering	1.55%	—%
Property & Casualty Insurance	1.50%	2.17%
Health Care Supplies	1.49%	1.93%
Construction Machinery & Heavy Transportation Equipment	1.36%	—%
Asset Management & Custody Banks	1.36%	—%
Specialized Finance	1.28%	2.53%
Data Processing & Outsourced Services	1.25%	—%
Paper & Plastic Packaging Products & Materials	1.24%	0.24%
Specialized Consumer Services	1.19%	—%
Financial Exchanges & Data	1.04%	—%
Life Sciences Tools & Services	0.98%	1.42%
Health Care Equipment	0.97%	2.07%
Movies & Entertainment	0.87%	—%
Diversified Metals & Mining	0.87%	4.95%
Research & Consulting Services	0.83%	1.10%
Commodity Chemicals	0.70%	—%
Health Care Distributors	0.69%	1.72%
Gold	0.65%	1.43%
Distributors	0.64%	2.69%
Electronic Components	0.63%	—%
Health Care Facilities	0.56%	1.07%
Real Estate Development	0.55%	0.82%
Metal, Glass & Plastic Containers	0.55%	1.34%
Food Distributors	0.52%	0.32%
Cable & Satellite	0.46%	1.26%
Hotels, Resorts & Cruise Lines	0.45%	0.88%
Diversified Chemicals	0.35%	—%
Advertising	0.31%	0.59%
Consumer Finance	0.30%	0.32%
Biotechnology	0.27%	1.86%
Passenger Airlines	0.26%	0.65%
Leisure Facilities	0.20%	0.47%
Personal Care Products	—%	2.30%
Integrated Telecommunication Services	—%	2.05%
Auto Parts & Equipment	—%	1.72%
Restaurants	—%	0.99%
Internet Services & Infrastructure	—%	0.76%
Air Freight & Logistics	—%	0.35%
Soft Drinks & Non-alcoholic Beverages	—%	0.29%
Diversified Real Estate Activities	—%	0.24%
Leisure Products	—%	0.21%
Other Specialized REITs	—%	0.15%
Construction Materials	—%	0.10%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	September 30, 2024	September 30, 2023
United States	84.59%	87.07%
United Kingdom	6.24%	2.34%
Luxembourg	1.95%	2.13%
Canada	1.51%	2.94%
Cayman Islands	1.35%	0.68%
Sweden	1.21%	—%
Netherlands	1.17%	0.29%
India	0.87%	2.04%
France	0.30%	0.71%
Costa Rica	0.29%	0.64%
Chile	0.26%	0.65%
Switzerland	0.22%	0.51%
Australia	0.04%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of September 30, 2024 and September 30, 2023, in our consolidated financial statements in Part II, Item 8, of this annual report on Form 10-K, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of fiscal years ended September 30, 2024 and September 30, 2023
Investment Income
Total investment income for the fiscal year ended September 30, 2024 was $422,450 and consisted of $415,012 of interest income primarily from portfolio investments (including $7,496 of PIK interest income) and $7,438 of fee income. Total investment income for the fiscal year ended September 30, 2023 was $119,234 and consisted of $118,162 of interest income primarily from portfolio investments (including $3,178 of PIK interest income) and $1,072 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio. Based on fair value as of September 30, 2024, the weighted average yield on our debt investments was 10.7%, down from 11.8% as of September 30, 2023.

Expenses
Net expenses for the fiscal year ended September 30, 2024 were $198,208, up significantly from $51,022 for the fiscal year ended September 30, 2023. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering. Net expenses consisted of the following:

	For the fiscal year ended September 30, 2024	For the fiscal year ended September 30, 2023
Expenses:
Base management fee	$31,230	$10,518
Investment income incentive fee	33,611	10,042
Capital gains incentive fee	2,951	278
Professional fees	2,827	2,076
Class S and Class D distribution and shareholder servicing fees	7,018	2,024
Board of trustees fees	439	289
Organization expenses	8	4
Amortization of continuous offering costs	983	2,737
Interest expense	114,239	21,814
Administrator expense	1,519	939
General and administrative expenses	2,338	1,402
Total expenses	$197,163	$52,123
Management and incentive fees waived	—	(1,642)
Expense reimbursements (support)	1,045	541
Net expenses	$198,208	$51,022

For the fiscal year ended September 30, 2024, the Adviser did not make any Expense Payments. For the fiscal year ended September 30, 2024, we made reimbursement payments of $1,045 to the Adviser. For the fiscal year ended September 30, 2023, the Adviser made Expense Payments in the amount of $852. For the fiscal year ended September 30, 2023, we made reimbursement payments of $1,393 to the Adviser. As of September 30, 2024, there were no amounts due to the Adviser from us under the Expense Support Agreement.
The Adviser waived management and incentive fees through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous offering. For the fiscal year ended September 30, 2024, base management fees were $31,230, none of which was waived. For the fiscal year ended September 30, 2024, investment income incentive fees were $33,611, none of which was waived. For the fiscal year ended September 30, 2023, base management fees were $10,518, of which $877 was waived. For the fiscal year ended September 30, 2023, the Investment Income Incentive Fee was $10,042, of which $765 was waived. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part II, Item 8 of this Form 10-K.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $28,106 for the fiscal year ended September 30, 2024. This consisted of $42.6 million of net unrealized appreciation on debt investments and $0.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $14.0 million of net unrealized depreciation of foreign currency forward contracts and $0.8 million of net unrealized depreciation on equity investments.
Net unrealized appreciation was $22,685 for the fiscal year ended September 30, 2023. For the fiscal year ended September 30, 2023, this consisted of $12.1 million of net unrealized appreciation on debt investments, $5.9 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), $2.7 million of net unrealized appreciation on equity investments and $2.0 million of net unrealized appreciation of foreign currency forward contracts.

Net Realized Gains (Losses)
Net realized losses were $3,612 and $4,050 for the fiscal years ended September 30, 2024 and September 30, 2023, respectively, which was primarily related to the exits of certain investments and foreign currency forward contracts.
Comparison of Year ended September 30, 2023 and the Period from December 10, 2021 (commencement of operations) to September 30, 2022.

The comparison of the fiscal year ended September 30, 2023 and the period from December 10, 2021 to September 30, 2022 can be found within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2023.
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
For the fiscal year ended September 30, 2024, we experienced a net increase in cash and cash equivalents of $373.0 million. During that period, $2,415.1 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $2,785.4 million, due primarily from $1,617.4 million of proceeds from the issuance of common shares, $650.0 million of net borrowings under the credit facilities and $745.9 million of proceeds from the issuance of unsecured notes, partially offset by $166.0 million of distributions paid to shareholders, $40.6 million of shares repurchases paid and $21.2 million of deferred financing and offering costs paid.
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

As of September 30, 2024, we had $524.2 million of cash and cash equivalents (including restricted cash of $43.3 million), portfolio investments (at fair value) of $4,576.2 million, $34.5 million of interest receivable, $1,590.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $51.7 million of net payables from unsettled transactions, $1,095.0 million of borrowings outstanding under our credit facilities and $759.3 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2024 and September 30, 2023, off-balance sheet arrangements consisted of $642,044 and $224,611, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. As of September 30, 2024, of the $642,044 of unfunded commitments, approximately $600,609 can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of September 30, 2024	Weighted average debt outstanding for the year ended September 30, 2024	Maximum debt outstanding for the year ended September 30, 2024
ING Credit Agreement	$320,000	$415,000	$437,091	$580,000
JPM SPV Facility	125,000	230,000	195,560	230,000
SMBC SPV Facility	—	100,000	48,634	100,000
CIBC SPV Facility	—	225,000	110,451	225,000
DBNY SPV Facility	—	100,000	38,005	100,000
MS SPV Facility	—	25,000	7,172	25,000
2028 Unsecured Notes	—	350,000	307,923	350,000
2029 Unsecured Notes	—	400,000	76,503	400,000
Total debt	$445,000	$1,845,000	$1,221,339

	Payments due by period as of September 30, 2024
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$415,000	$—	$—	$415,000
Interest due on ING Credit Agreement	112,630	30,073	60,146	22,411
JPM Loan and Security Agreement	230,000	—	—	230,000
Interest due on JPM Loan and Security Agreement	83,993	18,013	36,026	29,954
SMBC Loan and Security Agreement	100,000	—	—	100,000
Interest due on SMBC Loan and Security Agreement	31,586	7,897	15,794	7,895
CIBC Loan and Servicing Agreement	225,000	—	225,000	—
Interest due on CIBC Loan and Servicing Agreement	18,640	16,316	2,324	—
DBNY Loan Financing and Servicing Agreement	100,000	—	—	100,000
Interest due on DBNY Loan Financing and Servicing Agreement	33,871	7,732	15,464	10,675
MS Loan and Servicing Agreement	25,000	—	—	25,000
Interest due on MS Loan and Servicing Agreement	8,455	1,920	3,840	2,695
2028 Unsecured Notes	350,000	—	—	350,000
Interest due on 2028 Unsecured Notes	132,230	32,048	64,096	36,086
2029 Unsecured Notes	400,000	—	—	400,000
Interest due on 2029 Unsecured Notes	151,697	31,514	63,028	57,155
Total	$2,418,102	$145,513	$485,718	$1,786,871

Equity Activity
As of September 30, 2024, we have issued and sold 89,843,322 Class I shares for an aggregate purchase price of $2,125.5 million. As of September 30, 2024, we have issued and sold 43,152,504 Class S shares for an aggregate purchase price of $1,016.0 million. As of September 30, 2024, we have issued and sold 78,986 Class D shares for an aggregate purchase price of $1.9 million. As of September 30, 2024, we have issued 1,618,352 Class I shares, 1,941,341 Class S and 2,306 Class D shares pursuant to our distribution reinvestment plan. As of September 30, 2024, we have not issued any Class T shares.
The following table summarizes transactions in Common Shares for the fiscal year ended September 30, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	45,811,794	$1,079,267
Share transfers between classes	37,004	872
Issuance of Common Shares under dividend reinvestment plan	1,284,718	30,450
Share repurchases, net of early repurchase deduction	(1,352,519)	(31,860)
Net increase (decrease)	45,780,997	$1,078,729
Class S
Issuance of Common Shares in public offering	22,770,423	$536,446
Share transfers between classes	(37,004)	(872)
Issuance of Common Shares under dividend reinvestment plan	1,570,456	37,112
Share repurchases, net of early repurchase deduction	(767,699)	(18,050)
Net increase (decrease)	23,536,176	$554,636
Class D
Issuance of Common Shares in public offering	72,809	$1,716
Issuance of Common Shares under dividend reinvestment plan	2,289	54
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	75,098	$1,770
Total net increase (decrease)	69,392,271	$1,635,135

The following table summarizes transactions in Common Shares for the fiscal year ended September 30, 2023:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	30,975,834	$726,878
Issuance of Common Shares under dividend reinvestment plan	312,297	7,328
Share repurchases, net of early repurchase deduction	(225,337)	(5,309)
Net increase (decrease)	31,062,794	$728,897
Class S
Issuance of Common Shares in public offering	17,839,100	$418,677
Issuance of Common Shares under dividend reinvestment plan	362,467	8,500
Share repurchases, net of early repurchase deduction	(2,830)	(67)
Net increase (decrease)	18,198,737	$427,110
Class D
Issuance of Common Shares in public offering	6,177	$145
Issuance of Common Shares under dividend reinvestment plan	17	—
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	6,194	$145
Total net increase (decrease)	49,267,725	$1,156,152

Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares for the years ended September 30, 2024, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022. As of September 30, 2024, we have not issued any Class T shares.

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61
April 30, 2024	$23.59	$23.59	$23.59
May 31, 2024	$23.59	$23.59	$23.59
June 30, 2024	$23.53	$23.53	$23.53
July 31, 2024	$23.54	$23.54	$23.54
August 31, 2024	$23.55	$23.55	$23.55
September 30, 2024	$23.56	$23.56	$23.56

	Class I Shares	Class S Shares	Class D Shares
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
April 30, 2023	$23.40	$23.40	—
May 31, 2023	$23.23	$23.23	—
June 30, 2023	$23.48	$23.48	$23.48
July 31, 2023	$23.54	$23.54	$23.54
August 31, 2023	$23.60	$23.60	$23.60
September 30, 2023	$23.56	$23.56	$23.56

	Class I Shares	Class S Shares	Class D Shares
May 31, 2022	$24.32	—	—
June 30, 2022	$23.71	—	—
July 31, 2022	$23.98	$23.98	—
August 31, 2022	$24.03	$24.03	—
September 30, 2022	$23.47	$23.47	—

Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding Common Shares. The following table presents distributions that were declared during the fiscal year ended September 30, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.2000	14,936
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.2000	15,451
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.2000	16,361
Monthly	July 25, 2024	July 30, 2024	August 28, 2024	0.2000	16,768
Monthly	August 26, 2024	August 29, 2024	September 26, 2024	0.2000	17,490
Monthly	September 26, 2024	September 26, 2024	October 30, 2024	0.2000	18,062
				$2.4000	$170,602

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1833	6,730
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1833	7,188
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1833	7,551
Monthly	July 25, 2024	July 30, 2024	August 28, 2024	0.1833	7,684
Monthly	August 26, 2024	August 29, 2024	September 26, 2024	0.1833	7,938
Monthly	September 26, 2024	September 26, 2024	October 30, 2024	0.1833	8,161
				$2.1997	$77,132

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1851	5
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1951	10
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1951	10
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1951	11
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1951	12
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1951	14
Monthly	July 25, 2024	July 30, 2024	August 28, 2024	0.1951	15
Monthly	August 26, 2024	August 29, 2024	September 26, 2024	0.1951	15
Monthly	September 26, 2024	September 26, 2024	October 30, 2024	0.1951	16
				$2.3412	$117

The following table presents distributions that were declared during the fiscal year ended September 30, 2023:

			Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1800	$2,470
November 21, 2022	November 30, 2022	December 28, 2022	0.1900	2,818
December 21, 2022	December 31, 2022	January 30, 2023	0.1900	3,171
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	668
January 24, 2023	January 31, 2023	February 24, 2023	0.1900	3,351
February 22, 2023	February 28, 2023	March 29, 2023	0.1900	3,834
March 22, 2023	March 31, 2023	April 27, 2023	0.1900	4,252
April 25, 2023	April 30, 2023	May 26, 2023	0.1900	4,568
May 22, 2023	May 31, 2023	June 28, 2023	0.1900	5,068
June 26, 2023	June 30, 2023	July 27, 2023	0.1900	5,605
July 24,2023	July 31, 2023	August 29, 2023	0.1900	7,094
August 22, 2023	August 31, 2023	September 27,2023	0.1900	7,710
September 27, 2023	September 30, 2023	October 27, 2023	0.1900	8,423
			$2.3100	$59,032

			Class S
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 26, 2022	October 31, 2022	November 28, 2022	$0.1634	$574
November 21, 2022	November 30, 2022	December 28, 2022	0.1735	684
December 21, 2022	December 31, 2022	January 30, 2023	0.1734	789
December 21, 2022	December 31, 2022	January 30, 2023	0.0400	182
January 24, 2023	January 31, 2023	February 24, 2023	0.1735	916
February 22, 2023	February 28, 2023	March 29, 2023	0.1733	1,024
March 22, 2023	March 31, 2023	April 27, 2023	0.1733	1,486
April 25, 2023	April 30, 2023	May 26, 2023	0.1734	1,764
May 22, 2023	May 31, 2023	June 28, 2023	0.1734	2,036
June 26, 2023	June 30, 2023	July 27, 2023	0.1735	2,381
July 24,2023	July 31, 2023	August 29, 2023	0.1734	2,749
August 22, 2023	August 31, 2023	September 27, 2023	0.1733	3,071
September 27, 2023	September 30, 2023	October 27, 2023	0.1733	3,603
			$2.1107	$21,259

			Class D
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
June 26, 2023	June 30, 2023	July 27, 2023	$0.1852	$—
July 24,2023	July 31, 2023	August 29, 2023	0.1851	1
August 22, 2023	August 31, 2023	September 27, 2023	0.1851	1
September 27, 2023	September 30, 2023	October 27, 2023	0.1851	1
			$0.7405	$3
The following table presents distributions that were declared during the period ended September 30, 2022:

			Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 3, 2022	March 4, 2022	March 7, 2022	$0.3200	$768
July 20, 2022	July 31, 2022	August 29, 2022	0.1640	1,975
August 22, 2022	August 31, 2022	September 28, 2022	0.1670	2,092
September 23, 2022	September 30, 2022	October 31, 2022	0.1700	2,218
			$0.8210	$7,053

			Class S
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
July 20, 2022	July 31, 2022	August 29, 2022	$0.1472	$151
August 22, 2022	August 31, 2022	September 28, 2022	0.1500	272
September 23, 2022	September 30, 2022	October 31, 2022	0.1530	396
			$0.4502	$819
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
During the fiscal year ended September 30, 2024, we repurchased pursuant to such tender offers an aggregate of 1,352,519 Class I and 767,699 Class S shares. The following table presents the share repurchases completed during the fiscal year ended September 30, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2023	446,089	0.69%	$23.62	$10,526
March 31, 2024	348,944	0.41%	$23.61	$8,217
June 30, 2024	702,746	0.67%	$23.53	$16,544
September 30, 2024	622,439	0.51%	$23.56	$14,623
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
ING Credit Agreement

On March 25, 2022 (the “ING Closing Date”), we entered into a senior secured revolving credit agreement (as amended and/or restated from time to time, the “ING Credit Agreement”) among us, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of September 30, 2024, the size of the ING Credit Agreement facility is $1,185 million (the “Maximum Commitment”), and the ING Credit Agreement facility has a four year availability period (the “Availability Period”) commencing from June 28, 2023 during which loans may be made and a stated maturity date that is five years from June 28, 2023 (the “Maturity Date”). Following the Availability Period, we will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of us and of the sole current and certain future subsidiaries of us and guaranteed by such subsidiaries.

As of September 30, 2024, borrowings under the ING Credit Agreement are denominated in U.S. Dollars and bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 2.05% per annum if the Company has and maintains an investment grade credit rating or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) (“ABR”) plus 1.05% per annum if the Company has and maintains investment grade credit rating. We may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. We also pay a commitment fee of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement, subject to increase to 1.00% per annum on the daily unused amount if the daily unused amount is greater than or equal to 65% of the aggregate commitments under the ING Credit Agreement.

At any time during the Availability Period, we, as the borrower may propose an increase in the Maximum Commitment to an amount not to exceed the greater of (a) $1,250.0 million and (b) 150% of shareholders’ equity as of the date on which such increased amount is to be effective, subject to certain conditions, including the consent of the lenders to increase their commitments and of ING.

We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2024, we were in compliance with all financial covenants under the ING Credit Agreement based on the financial information contained in this Annual Report on Form 10-K. Borrowings under the ING Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The ING Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the ING Credit Agreement immediately due and payable.

As of September 30, 2024 and September 30, 2023, we had $415.0 million and $320.0 million, respectively, outstanding under the ING Credit Agreement. For the fiscal years ended September 30, 2024, September 30, 2023 and the period from December 10, 2021 to September 30, 2022, our borrowings under the ING Credit Agreement bore interest at a weighted average rate of 7.55%, 6.93% and 3.76%, respectively. We recorded $38,696, $18,066 and $2,285 of interest expense (inclusive of fees) related to the ING Credit Agreement for the fiscal years ended September 30, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022, respectively.
JPM SPV Facility

On February 24, 2023 (the “JPM Closing Date”), we entered into a loan and security agreement (as amended and/or restated from time to time, the “JPM Loan and Security Agreement”) among OSCF Lending SPV, LLC (“OSCF Lending SPV”), a wholly owned subsidiary of us, as borrower, us, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, pursuant to which JPM agreed to extend credit to OSCF Lending SPV in an aggregate principal amount up to $500 million.

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

The obligations of OSCF Lending SPV under the JPM Loan and Security Agreement are secured by all of the assets held by OSCF Lending SPV.

Borrowings under the JPM Loan and Security Agreement are subject to various covenants under the JPM Agreements as well as the asset coverage requirement contained in the Investment Company Act.
As of September 30, 2024 and September 30, 2023, OSCF Lending SPV had $230.0 million and $125.0 million outstanding under the JPM Loan and Security Agreement. For the years ended September 30, 2024 and September 30, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 8.16% and 8.17%, respectively. We recorded $18,432 and $3,740 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the years ended September 30, 2024 and 2023, respectively.
SMBC SPV Facility
On September 29, 2023 (the “SMBC Closing Date”), we entered into a loan and security agreement (as amended and/or restated from time to time, the “SMBC Loan and Security Agreement”) among OSCF Lending III SPV, LLC (“OSCF Lending III SPV”), a wholly owned subsidiary of us, as borrower, us, as transferor and servicer, Citibank, N.A., as the account bank,

Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent and collateral agent, pursuant to which SMBC agreed to extend credit to OSCF Lending III SPV in an aggregate principal amount up to $150 million at any one time outstanding.
The SMBC Loan and Security Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “SMBC Availability Period”) and a stated maturity date that is five years after the SMBC Closing Date. Borrowings under the SMBC Loan and Servicing Agreement are denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending III SPV, either (1) SOFR plus 2.45% up to and including 3.00% depending on the collateral securing the facility or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 1.45% up to and including 2.00% depending on the collateral securing the facility. We are required to pay a non-usage fee of 0.50% or 0.75% depending on amounts borrowed by us under the facility.
The obligations of OSCF Lending III SPV under the SMBC Loan and Security Agreement are secured by all of the assets held by OSCF Lending III SPV.
Borrowings under the SMBC Loan and Security Agreement are subject to various covenants under the SMBC Agreements as well as the asset coverage requirement contained in the Investment Company Act.
As of September 30, 2024, we had $100.0 million outstanding under the SMBC Loan and Security Agreement. For the year ended September 30, 2024, our borrowings under the SMBC Loan and Security Agreement bore interest at a weighted average rate of 8.12%. We recorded $4,914 and $8 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the years ended September 30, 2024 and 2023, respectively.
CIBC SPV Facility

On November 21, 2023 (the “CIBC Closing Date”), we entered into a loan and servicing agreement (as amended and/or restated from time to time, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC (“OSCF Lending V SPV”), a wholly owned subsidiary of us, as borrower, we, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent, pursuant to which CIBC agreed to extend credit to OSCF Lending V SPV in an aggregate principal amount up to $150 million (the “ CIBC Maximum Commitment”) at any one time outstanding.

The CIBC Loan and Servicing Agreement provides for a senior secured revolving credit facility that has a two-year reinvestment period (the “CIBC Availability Period”) and a stated maturity date that is two years after the CIBC Closing Date. Subject to certain conditions, including consent of the lenders and CIBC as administrative agent, during the CIBC Availability Period, OSCF Lending V SPV may propose up to four increases in the CIBC Maximum Commitment up to an amount not to exceed $500 million in the aggregate. On April 26, 2024, we increased the CIBC Maximum Commitment to $350 million.

Borrowings under the CIBC Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending V SPV, either (1) the SOFR, plus 1.95% or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 0.95%. The applicable spread otherwise in effect shall be increased by 2% per annum after the stated maturity date or when an event of default has occurred and is continuing. We are required to pay a non-usage fee of 0.50% on undrawn borrowings.

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

As of September 30, 2024, we had $225.0 million outstanding under the CIBC Loan and Servicing Agreement. For the year ended September 30, 2024, our borrowings under the CIBC Loan and Servicing Agreement bore interest at a weighted average rate of 7.52%. We recorded $9,358 of interest expense (inclusive of fees) related to the CIBC Loan and Servicing Agreement for the year ended September 30, 2024.

DBNY SPV Facility

On February 15, 2024 (the “DBNY Closing Date”), we entered into a loan financing and servicing agreement (as amended and/or restated from time to time, the “DBNY Loan Financing and Servicing Agreement”), among OSCF Lending IV SPV, LLC (“OSCF Lending IV SPV”), a wholly owned subsidiary of us, as borrower, we, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian, pursuant to which DBNY has agreed to extend credit to OSCF Lending IV SPV in an aggregate principal amount up to $300 million (the “DBNY Facility Amount”) at any one time outstanding.

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

Subject to certain conditions, including consent of DBNY, as facility agent, OSCF Lending IV SPV may (i) propose increases in the DBNY Facility Amount up to an amount not to exceed $1 billion in the aggregate, (ii) add additional lender groups and/or (iii) increase the commitment of any lender group with the consent of such lender group. The DBNY Facility Amount may, subject to certain conditions, including consent of DBNY, as facility agent, be so increased to $400 million on the earlier of (x) the one year anniversary of the DBNY Closing Date and (y) the date selected by OSCF Lending IV SPV (via written notice to DBNY, as facility agent) to so increase the DBNY Facility Amount.

As of September 30, 2024, we had $100.0 million outstanding under the DBNY Loan Financing and Serving Agreement. For the year ended September 30, 2024, our borrowings under the DBNY Loan Financing and Servicing Agreement bore interest at a weighted average rate of 7.72%. We recorded $4,541 of interest expense (inclusive of fees) related to the DBNY Loan Financing and Serving Agreement for the year ended September 30, 2024.

MS SPV Facility

On February 23, 2024 (the “MS Closing Date”), we entered into a loan and servicing agreement (as amended and/or restated from time to time, the “MS Loan and Servicing Agreement”), among OSCF Lending II SPV, LLC (“OSCF Lending II SPV”), a wholly owned subsidiary of us, as borrower, we, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc. (“MS”), as the administrative agent, pursuant to which MS has agreed to extend credit to OSCF Lending II SPV in an aggregate principal amount up to $200 million (the “MS Maximum Commitment”) at any one time outstanding.

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

As of September 30, 2024, we had $25.0 million outstanding under the MS Loan and Serving Agreement. For the year ended September 30, 2024, our borrowings under the MS Loan and Servicing Agreement bore interest at a weighted average rate of 7.68%. We recorded $1,649 of interest expense (inclusive of fees) related to the MS Loan and Serving Agreement for the year ended September 30, 2024.

2028 Unsecured Notes

On November 14, 2023, we issued $350 million aggregate principal amount of our 8.400% Notes due 2028 (the “2028 Unsecured Notes”) pursuant to an indenture, dated as of November 14, 2023 (the “Base Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee (the “Notes Trustee”), and a first supplemental indenture (the “First Supplemental Indenture” and together with the Base Indenture, as amended and supplemented from time to time, the “Indenture”) to the Base Indenture.

The 2028 Unsecured Notes mature on November 14, 2028, unless previously redeemed or repurchased in accordance with their terms. The 2028 Unsecured Notes bear interest at a rate of 8.400% per year payable semi-annually in arrears on May 14 and November 14 of each year, commencing on May 14, 2024. The 2028 Unsecured Notes are our direct, unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2028 Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

The below table presents the components of the carrying value of the 2028 Unsecured Notes as of September 30, 2024:

($ in millions)
Principal	$350.0
Unamortized financing costs	(3.7)
Unaccreted discount	(1.5)
Interest rate swap fair value adjustment	12.4
Net carrying value	$357.2
Fair Value	$378.6
The below table presents the components of interest and other debt expenses related to the 2028 Unsecured Notes for the year ended September 30, 2024:

($ in millions)	Year ended September 30, 2024
Coupon interest	$25.8
Amortization of financing costs and discount	1.1
Effect of interest rate swap	3.4
Total interest expense	$30.3
Coupon interest rate (net of effect of interest rate swaps)	9.340%
2029 Unsecured Notes
On July 23, 2024, we issued $400 million aggregate principal amount of our 6.500% Notes due 2029 (the “2029 Unsecured Notes”) pursuant to the Base Indenture and a second supplemental indenture (the “Second Supplemental Indenture”) to the Base Indenture.
The 2029 Unsecured Notes mature on July 23, 2029, unless previously redeemed or repurchased in accordance with their terms. The 2029 Unsecured Notes bear interest at a rate of 6.500% per year payable semi-annually in arrears on January 23 and July 23 of each year, commencing on January 23, 2025. The 2029 Unsecured Notes are our direct, unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2029 Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including a covenant requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC and to provide financial information to the holders of the 2029 Unsecured Notes and the Notes Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Indenture.
In connection with the 2029 Unsecured Notes, we entered into an interest rate swap to more closely align the interest rate payable on the 2029 Unsecured Notes with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 6.500% and pays a floating interest rate of the three-month SOFR plus 2.5954% on a notional amount of $400 million.

The below table presents the components of the carrying value of the 2029 Unsecured Notes as of September 30, 2024:

($ in millions)
Principal	$400.0
Unamortized financing costs	(4.8)
Unaccreted discount	(2.3)
Interest rate swap fair value adjustment	9.2
Net carrying value	$402.1
Fair Value	$412.0

The below table presents the components of interest and other debt expenses related to the 2029 Unsecured Notes for the year ended September 30, 2024:

($ in millions)	Year ended September 30, 2024
Coupon interest	$4.9
Amortization of financing costs and discount	0.3
Effect of interest rate swap	1.2
Total interest expense	$6.4
Coupon interest rate (net of effect of interest rate swaps)	7.990%
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

Recent Developments
Share Issuances

On October 1, 2024, we issued and sold pursuant to our continuous public offering 2,326,121 Class I shares for proceeds of $54.8 million, 1,414,999 Class S shares for proceeds of $33.3 million and 2,547 Class D shares for proceeds of $0.1 million.

On November 1, 2024, we issued and sold pursuant to our continuous public offering 2,314,181 Class I shares for proceeds of $54.5 million, 995,877 Class S shares for proceeds of $23.5 million and 23,355 Class D shares for proceeds of $0.6 million.
Distributions

On October 24, 2024, our Board of Trustees declared a regular distribution on our outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0167	$0.1833
Class D shares	$0.2000	$0.0049	$0.1951

The distribution was payable to shareholders of record as of October 30, 2024 and was paid on November 26, 2024. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.

On November 26, 2024, our Board of Trustees declared a regular distribution on our outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0167	$0.1833
Class D shares	$0.2000	$0.0049	$0.1951

The distribution is payable to shareholders of record as of November 27, 2024 and will be paid on or about December 27, 2024. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

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
As of September 30, 2024, 92.0% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2023, 89.6% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2024 and September 30, 2023 was as follows:

	September 30, 2024		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$1,213,996	29.01%	$248,903	14.50%
>0% and <1%	1,605,162	38.36	603,477	35.15
1%	1,065,864	25.47	681,256	39.68
>1%	299,686	7.16	183,272	10.67
Total	$4,184,708	100.00%	$1,716,908	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$105,746	$(46,125)	$59,621
200	84,597	(36,900)	47,697
150	63,448	(27,675)	35,773
100	42,298	(18,450)	23,848
50	21,149	(9,225)	11,924

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(21,149)	$9,225	$(11,924)
100	(42,298)	18,450	(23,848)
150	(63,448)	27,675	(35,773)
200	(84,453)	36,900	(47,553)
250	(105,025)	46,125	(58,900)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of September 30, 2024 and September 30, 2023:

	September 30, 2024			September 30, 2023
($ in thousands)	Debt Investments		Borrowings	Debt Investments	Borrowings
Prime rate		$4,826	$—	$—	$—
LIBOR
90 day	—		—	8,940	—
EURIBOR
30 day		€—	—	€21,000	—
90 day	182,623		—	16,530	—
180 day	34,034		—	15,266	—
NIBOR
90 day	kr	69,157	—	—	—
SOFR
30 day		$1,333,464	515,000	$761,709	320,000
90 day (a)	2,284,431		1,330,000	877,157	125,000
180 day	213,125		—	30,006	—
SONIA		£116,493	—	£26,556
Fixed rate		$366,758	—	$216,996	—
_____________________
(a) Borrowings include the 2028 Unsecured Notes and 2029 Unsecured Notes, which effectively pay interest at a floating rate under the terms of the interest rate swap.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID 42)	104
Consolidated Statements of Assets and Liabilities as of September 30, 2024 and September 30, 2023	105
Consolidated Statements of Operations for the years ended September 30, 2024 and 2023and the period from December 10, 2021 (commencement of operations) to September 30, 2022	107
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022	108
Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022	109
Consolidated Schedule of Investments as of September 30, 2024	111
Consolidated Schedule of Investments as of September 30, 2023	122
Notes to Consolidated Financial Statements	130

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Oaktree Strategic Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Strategic Credit Fund (the Company), including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2024, and for the period from December 10, 2021 (commencement of operations) to September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended September 30, 2024 and for the period from December 10, 2021 (commencement of operations) to September 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2024 and 2023 by correspondence with the custodians, syndication agents, underlying investees and others; when replies were not received from syndication agents, underlying investees and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA
December 18, 2024

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2024	September 30, 2023
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost September 30, 2024: $4,530,412; cost September 30, 2023: $1,922,218)	$4,576,233	$1,927,237
Cash and cash equivalents	480,836	145,499
Restricted cash	43,328	5,637
Due from affiliates	—	861
Interest receivable	34,549	12,591
Receivables from unsettled transactions	45,731	11,579
Deferred financing costs	20,150	13,887
Deferred offering costs	554	270
Derivative assets at fair value	21,546	2,041
Other assets	439	533
Total assets	$5,223,366	$2,120,135
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,886	$2,291
Dividends payable	26,238	12,026
Base management fee and incentive fee payable	17,395	7,543
Payable for share repurchases	14,635	5,336
Due to broker	4,040	—
Due to affiliates	3,727	8,175
Interest payable	26,370	4,676
Payables from unsettled transactions	97,396	105,883
Director fees payable	116	—
Derivative liabilities at fair value	11,927	—
Deferred tax liability	8	—
Credit facilities payable	1,095,000	445,000
Unsecured notes payable (net of $8,526 of unamortized financing costs as of September 30, 2024)	759,288	—
Total liabilities	2,059,026	590,930
Commitments and contingencies (Note 12)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 134,288 and 64,896 shares issued and outstanding as of September 30, 2024 and September 30, 2023, respectively	1,343	649
Additional paid-in-capital	3,170,746	1,536,305
Accumulated distributable earnings (loss)	(7,749)	(7,749)
Total net assets (equivalent to $23.56 and $23.56 per common share as of September 30, 2024 and September 30, 2023, respectively) (Note 10)	3,164,340	1,529,205
Total liabilities and net assets	$5,223,366	$2,120,135
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	September 30, 2024	September 30, 2023
Class I Shares:
Net assets	$2,118,000	$1,039,238
Common shares outstanding ($0.01 par value, unlimited shares authorized)	89,884	44,103
Net asset value per share	$23.56	$23.56
Class S Shares:
Net assets	$1,044,424	$489,821
Common shares outstanding ($0.01 par value, unlimited shares authorized)	44,323	20,787
Net asset value per share	$23.56	$23.56
Class D Shares:
Net assets	$1,916	$146
Common shares outstanding ($0.01 par value, unlimited shares authorized)	81	6
Net asset value per share	$23.56	$23.56

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal year ended September 30, 2024	Fiscal year ended September 30, 2023	For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Interest income:
Non-control/Non-affiliate investments	$393,302	$111,926	$13,179
Interest on cash and cash equivalents	14,214	3,058	173
Total interest income	407,516	114,984	13,352
PIK interest income:
Non-control/Non-affiliate investments	7,496	3,178	591
Total PIK interest income	7,496	3,178	591
Fee income:
Non-control/Non-affiliate investments	7,438	1,072	178
Total fee income	7,438	1,072	178
Total investment income	422,450	119,234	14,121
Expenses:
Base management fee	31,230	10,518	1,359
Investment income incentive fee	33,611	10,042	763
Capital gains incentive fee	2,951	278	—
Professional fees	2,827	2,076	732
Class S and Class D distribution and shareholder servicing fees	7,018	2,024	92
Board of trustees fees	439	289	216
Organization expenses	8	4	550
Amortization of continuous offering costs	983	2,737	1,036
Interest expense	114,239	21,814	2,541
Administrator expense	1,519	939	207
General and administrative expenses	2,338	1,402	348
Total expenses	197,163	52,123	7,844
Management and incentive fees waived (Note 9)	—	(1,642)	(2,122)
Expense reimbursements (support) (Note 9)	1,045	541	(1,586)
Net expenses	198,208	51,022	4,136
Net investment income	224,242	68,212	9,985
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	42,074	20,657	(16,168)
Foreign currency forward contracts	(13,968)	2,028	13
Net unrealized appreciation (depreciation)	28,106	22,685	(16,155)
Realized gains (losses):
Non-control/Non-affiliate investments	(1,105)	(3,087)	90
Foreign currency forward contracts	(2,507)	(963)	—
Net realized gains (losses)	(3,612)	(4,050)	90
Provision for income tax (expense) benefit	(885)	(227)	(123)
Net realized and unrealized gains (losses), net of taxes	23,609	18,408	(16,188)
Net increase (decrease) in net assets resulting from operations	$247,851	$86,620	$(6,203)

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Fiscal year ended September 30, 2024	Fiscal year ended September 30, 2023	For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Operations:
Net investment income	$224,242	$68,212	$9,985
Net unrealized appreciation (depreciation)	28,106	22,685	(16,155)
Net realized gains (losses)	(3,612)	(4,050)	90
Provision for income tax (expense) benefit	(885)	(227)	(123)
Net increase (decrease) in net assets resulting from operations	247,851	86,620	(6,203)
Distributions to common shareholders:
Class I	(170,602)	(59,032)	(7,053)
Class S	(77,132)	(21,259)	(819)
Class D	(117)	(3)	—
Net decrease in net assets resulting from distributions	(247,851)	(80,294)	(7,872)
Share transactions:
Class I:
Issuance of Common shares in public offering	1,079,267	726,878	318,578
Share transfers between classes	872	—	—
Issuance of Common shares under dividend reinvestment plan	30,450	7,328	393
Repurchased shares, net of early repurchase deduction	(31,860)	(5,309)	—
Net increase from share transactions	1,078,729	728,897	318,971
Class S:
Issuance of Common shares in public offering	536,446	418,677	61,629
Share transfers between classes	(872)	—	—
Issuance of Common shares under dividend reinvestment plan	37,112	8,500	202
Repurchased shares, net of early repurchase deduction	(18,050)	(67)	—
Net increase from share transactions	554,636	427,110	61,831
Class D:
Issuance of Common shares in public offering	1,716	145	—
Issuance of Common shares under dividend reinvestment plan	54	—	—
Net increase from share transactions	1,770	145	—
Total increase (decrease) in net assets	1,635,135	1,162,478	366,727
Net assets at beginning of period	1,529,205	366,727	—
Net assets at end of period	$3,164,340	$1,529,205	$366,727
Net asset value per common share	$23.56	$23.56	$23.47
Common shares outstanding at end of period	134,288	64,896	15,628

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended September 30, 2024	Fiscal year ended September 30, 2023	For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$247,851	$86,620	$(6,203)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(28,106)	(22,685)	16,155
Net realized (gains) losses	3,612	4,050	(90)
PIK interest income	(7,496)	(3,178)	(591)
Accretion of original issue discount on investments	(24,872)	(9,507)	(1,272)
Accretion of original issue discount on unsecured notes payable	399	—	—
Amortization of deferred financing costs	5,716	1,492	362
Amortization of deferred offering costs	983	2,737	1,036
Deferred taxes	8	(44)	44
Purchases of investments	(3,917,301)	(1,703,474)	(480,031)
Proceeds from the sales and repayments of investments	1,336,428	234,750	37,380
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	861	541	(1,402)
(Increase) decrease in interest receivable	(22,330)	(9,173)	(3,407)
(Increase) decrease in receivables from unsettled transactions	(34,152)	(7,659)	(3,920)
(Increase) decrease in other assets	94	(95)	(438)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	561	684	393
Increase (decrease) in base management fee and incentive fees payable	9,852	7,543	—
Increase (decrease) in due to broker	4,040	—	—
Increase (decrease) in due to affiliates	(4,554)	4,517	1,574
Increase (decrease) in interest payable	21,694	4,207	469
Increase (decrease) in payables from unsettled transactions	(8,487)	54,317	51,566
Increase (decrease) in director fees payable	116	—	—
Net cash used in operating activities	(2,415,083)	(1,354,357)	(388,375)
Financing activities:
Distributions paid in cash	(166,023)	(56,093)	(3,619)
Borrowings under credit facilities	855,000	625,000	105,000
Repayments of borrowings under credit facilities	(205,000)	(255,000)	(30,000)
Borrowings of secured borrowings	—	—	44,588
Proceeds from secured borrowings	—	—	(44,588)
Issuance of unsecured notes	745,868	—	—
Proceeds from issuance of common shares	1,617,429	1,145,700	380,207
Deferred financing costs paid	(20,119)	(11,586)	(3,658)
Deferred offering costs paid	(1,128)	(143)	(1,102)
Share repurchases paid	(40,610)	(40)	—
Net cash provided by financing activities	2,785,417	1,447,838	446,828
Effect of exchange rate changes on foreign currency	2,694	(788)	(10)
Net increase (decrease) in cash and cash equivalents and restricted cash	373,028	92,693	58,443
Cash and cash equivalents and restricted cash, beginning of period	151,136	58,443	—
Cash and cash equivalents and restricted cash, end of period	$524,164	$151,136	$58,443
Supplemental information:
Cash paid for interest	$86,431	$16,115	$1,710
Non-cash financing activities:
Deferred financing costs incurred	$370	$497	$—
Deferred offering costs incurred	139	732	2,066
Distribution payable	26,238	12,026	3,657
Reinvestment of dividends during the period	67,616	15,828	595
Shares repurchases accrued but not yet paid	14,635	5,336	—

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

Reconciliation to the Statements of Assets and Liabilities	September 30, 2024	September 30, 2023	September 30, 2022
Cash and cash equivalents	$480,836	$145,499	$58,443
Restricted cash	43,328	5,637	—
Total cash and cash equivalents and restricted cash	$524,164	$151,136	$58,443
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			13.00%		11/17/2024		$1,616	$1,613	$1,572	(8)(9)(11)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		19,667	19,472	19,531	(8)(9)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			13.00%		11/4/2024		4,309	4,306	4,271	(8)(9)(11)
37 Capital CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.80%		1/15/2034		5,000	5,000	5,057	(5)(10)
AB BSL CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.78%		4/20/2036		3,800	3,800	3,882	(5)(10)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.25%		8/18/2028		39,127	38,636	39,344	(5)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%			11/1/2029		—	(127)	(117)	(5)(8)(9)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Revolver	SOFR+	4.75%			10/30/2029		—	(14)	(13)	(5)(8)(9)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%			9/27/2031		€—	(95)	(95)	(5)(8)(9)(10)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.91%		9/27/2031		34,034	37,287	37,224	(5)(8)(10)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	5.50%	10.83%		8/1/2029		$34,407	33,576	34,407	(5)(8)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	5.50%			8/1/2029		—	(129)	—	(5)(8)(9)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	12.46%		10/31/2025		11,166	11,033	11,166	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	12.25%		8/15/2029		10,406	10,034	10,146	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	53	(8)(10)
AIMCO CLO 12	Multi-Sector Holdings	CLO Notes	SOFR+	6.10%	11.39%		1/17/2032		1,400	1,392	1,405	(5)(10)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	567	(8)
Allegro CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	12.68%		7/21/2037		4,400	4,400	4,444	(5)(10)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan	SOFR+	11.50%	8.00%	8.93%	10/14/2027		14,881	14,194	13,393	(5)(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						878,545		943	1,177	(8)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.75%		12/30/2027		2,487	2,469	2,501	(5)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	13.50%		1/2/2029		6,901	6,816	6,677	(5)(8)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%			12/5/2030		—	(127)	—	(5)(8)(9)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.10%		12/5/2030		70,072	68,527	70,072	(5)(8)
AmSpec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.50%			12/5/2029		—	(205)	—	(5)(8)(9)
Anchorage Capital CLO 16, LTD	Multi-Sector Holdings	CLO Notes	SOFR+	7.61%	12.89%		1/19/2035		2,000	1,948	2,002	(5)(10)
Anchorage Capital CLO 20, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.61%	12.89%		1/20/2035		750	715	736	(5)(10)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	10.35%		12/6/2027		93,496	92,364	93,450	(5)(8)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.90%		2/17/2031		57,299	56,439	56,496	(5)(8)(10)
Ares LXVIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	5.75%	11.03%		4/25/2035		5,000	5,000	5,079	(5)(10)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	12.43%		4/15/2034		3,500	3,399	3,509	(5)(10)
Artera Services, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	9.10%		2/15/2031		27,363	27,157	26,742	(5)
Artera Services, LLC	Construction & Engineering	Fixed Rate Bond			8.50%		2/15/2031		12,660	12,660	12,545
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.66%		12/29/2027		4,812	4,760	4,581	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	11.29%		12/29/2027		341	334	313	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.35%		2/25/2028		5,244	5,184	4,348	(5)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		8,316	6,514	2,391	(5)(8)(12)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.95%		8/19/2028		$24,599	$24,298	$24,235	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	9.20%		8/19/2028		45,014	44,154	44,419	(5)
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%			2/15/2029		—	—	—	(5)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		22,979	20,693	22,092
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809		5,693	6,565	(8)
Aurelia Netherlands Midco 2 B.V.	Interactive Media & Services	First Lien Term Loan	E+	5.75%	9.55%		5/29/2031		€49,005	51,988	53,686	(5)(8)(10)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.85%		10/19/2028		$19,029	18,708	19,029	(5)(8)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	6.25%			10/19/2028		—	(32)	—	(5)(8)(9)
Bain Capital Credit CLO 2022-3	Multi-Sector Holdings	CLO Notes	SOFR+	3.70%	8.99%		7/17/2035		3,500	3,375	3,506	(5)(10)
Bain Capital Credit CLO, Limited	Multi-Sector Holdings	CLO Notes	SOFR+	7.54%	12.82%		4/20/2034		1,750	1,733	1,765	(5)(10)
Bain Capital Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.40%	7.06%		7/17/2034		€1,210	1,250	1,343	(5)(10)
Ballyrock CLO 19	Multi-Sector Holdings	CLO Notes	SOFR+	7.11%	12.39%		4/20/2035		$2,220	2,223	2,196	(5)(10)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	6.75%	8.63%	3.38%	9/30/2030		1,884	1,798	1,826	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	6.75%	8.63%	3.38%	9/30/2030		25,418	24,782	25,037	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	6.75%	7.01%	3.38%	9/30/2030		€15,815	16,337	17,385	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	6.75%			10/1/2029		$—	(130)	(78)	(5)(8)(9)(10)
Bausch + Lomb Corporation	Health Care Supplies	First Lien Term Loan	SOFR+	3.25%	8.27%		5/10/2027		60,306	59,631	60,164	(5)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(5)(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(5)(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%			4/19/2027		—	—	—	(5)(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.00%	4.10%	4/19/2027		3,366	3,296	2,987	(5)(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	8.00%	4.10%	4/19/2027		1,396	1,395	1,239	(5)(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						15,566		74	5	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						4,471		—	1	(8)(10)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		2/27/2031		49,875	49,127	49,576	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/27/2031		—	(225)	(90)	(5)(8)(9)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	5.00%	9.85%		3/12/2029		56,900	55,825	57,220	(5)
BMC Software Inc	Systems Software	First Lien Term Loan	SOFR+	3.75%	9.01%		7/30/2031		30,000	29,925	29,976	(5)
Canyon CLO 2020-3	Multi-Sector Holdings	CLO Notes	SOFR+	7.15%	12.39%		10/15/2037		5,490	5,490	5,519	(5)(10)
Carlyle Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.30%	6.99%		10/15/2035		€1,400	1,382	1,564	(5)(10)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.36%	12.65%		7/17/2034		$488	457	462	(5)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.50%	10.45%		6/21/2028		£26,657	32,542	35,812	(5)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.75%	10.95%		6/21/2028		18,365	22,921	24,655	(5)(10)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.50%	8.10%	3.50%	4/12/2030		$30,173	29,489	29,854	(5)(8)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			4/12/2030		—	(78)	(36)	(5)(8)(9)
CIFC European Funding VI	Multi-Sector Holdings	CLO Notes	E+	5.96%	9.38%		10/15/2037		€2,500	2,726	2,740	(5)(10)
Clear Channel Outdoor Holdings, Inc.	Advertising	First Lien Term Loan	SOFR+	4.00%	8.96%		8/21/2028		$14,000	13,983	13,988	(5)(10)
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	9.10%		3/21/2031		20,000	19,850	20,078	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	4.00%	8.60%		3/30/2029		$28,488	$27,176	$28,405	(5)
Cloud Software Group, Inc.	Application Software	Fixed Rate Bond			6.50%		3/31/2029		8,874	8,141	8,837
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.60%	11.66%		5/13/2026		3,900	3,859	3,850	(5)(8)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.60%	11.85%		5/13/2026		11,995	11,817	11,841	(5)(8)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		32,277	30,055	31,513
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	12.10%		4/6/2029		18,328	17,914	17,916	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.50%	10.75%		2/27/2030		13,430	13,170	13,430	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.50%			2/27/2030		—	(15)	—	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.50%			2/27/2029		—	(17)	—	(5)(8)(9)
Covetrus, Inc.	Health Care Distributors	First Lien Term Loan	SOFR+	5.00%	9.60%		10/13/2029		22,830	21,866	21,703	(5)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	11.35%		11/8/2030		43,911	42,954	43,287	(5)(8)
Crewline Buyer, Inc.	Systems Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(100)	(65)	(5)(8)(9)
Curium Bidco S.à.r.l.	Pharmaceuticals	First Lien Term Loan	SOFR+	4.00%			7/31/2029		—	—	—	(5)(10)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	11.79%		5/22/2029		21,651	21,337	21,597	(5)(8)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(100)	(8)	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(154)	(20)	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%			5/22/2029		—	(59)	(6)	(5)(8)(9)
CVC Cordatus Loan Fund XXXI	Multi-Sector Holdings	CLO Notes	E+	6.64%	10.25%		6/15/2037		€5,000	5,303	5,613	(5)(10)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028		$12,920	12,719	12,873
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		26,961	26,961	26,961	(8)(9)(10)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		27,099	27,099	27,099	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330		330	418	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25		—	—	(8)(10)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	9.96%		8/2/2027		1,831	1,815	1,834	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.21%		8/2/2029		19,540	19,085	19,271	(5)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.60%		4/26/2029		37,907	36,858	38,103	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.93%		12/8/2028		1,049	1,036	1,038	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.71%		12/8/2028		11,685	11,502	11,561	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	11.93%		12/8/2028		598	575	582	(5)(8)(9)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.55%		4/2/2029		5,225	5,194	4,968	(5)
Engineering Research And Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	10.06%		8/29/2031		31,980	31,450	31,780	(5)(8)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.67%		7/10/2030		45,261	44,328	45,261	(5)(8)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			7/10/2028		—	(98)	—	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.35%		12/24/2029		$53,899	$53,195	$53,899	(5)(8)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(35)	—	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%	10.35%		12/24/2029		263	209	263	(5)(8)(9)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		1,832	1,815	1,832	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		—	1	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		—	1	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		11,437	11,357	11,437	(8)(10)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	10.30%		7/2/2031		7,739	7,670	7,693	(5)(8)(9)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	10.33%		7/2/2031		78,956	78,561	78,593	(5)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(39)	(36)	(5)(8)(9)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		9/30/2030		36,034	35,262	35,727	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		9/30/2030		9,097	9,006	9,020	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(83)	(34)	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	10.80%		10/5/2029		3,207	3,149	3,146	(5)(8)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%			10/5/2029		—	(48)	(92)	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						885		885	830	(8)(14)
Fiesta Purchaser, Inc.	Packaged Foods & Meats	First Lien Term Loan	SOFR+	4.00%	8.85%		2/12/2031		9,975	9,875	9,994	(5)
Fiesta Purchaser, Inc.	Packaged Foods & Meats	Fixed Rate Bond			7.88%		3/1/2031		7,940	7,940	8,431
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	12.18%		9/13/2029		43,513	42,795	42,908	(5)(8)(10)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	12.18%		9/13/2029		2,102	2,027	2,039	(5)(8)(9)(10)
Fortress Credit BSL XIV	Multi-Sector Holdings	CLO Notes	SOFR+	7.65%	12.93%		10/23/2034		2,300	2,081	2,285	(5)(10)
Fortress Credit BSL XIX	Multi-Sector Holdings	CLO Notes	SOFR+	8.37%	13.65%		7/24/2036		6,750	6,856	6,930	(5)(10)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.75%	10.03%		10/18/2033		5,000	5,000	4,989	(5)(10)
Fortress Credit BSL XX	Multi-Sector Holdings	CLO Notes	SOFR+	8.51%	13.79%		1/23/2037		5,250	5,356	5,456	(5)(10)
Fortress Credit BSL XXV	Multi-Sector Holdings	CLO Notes	SOFR+	4.30%	9.62%		7/24/2037		2,250	2,250	2,283	(5)(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	11.85%		5/3/2029		20,074	19,614	20,074	(5)(8)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%	11.85%		5/3/2029		2,195	2,090	2,163	(5)(8)(9)
Gallatin CLO X 2023-1	Multi-Sector Holdings	CLO Notes	SOFR+	5.41%	10.71%		10/14/2035		5,000	4,913	5,094	(5)(10)
Global Aircraft Leasing Co Ltd	Trading Companies & Distributors	Fixed Rate Bond			8.75%		9/1/2027		60,841	60,841	61,815	(10)
Greenway Health, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.75%	12.01%		4/1/2029		24,875	24,239	24,875	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.95%		6/21/2027		3,537	3,498	3,466	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.95%		6/21/2027		17,330	17,142	16,984	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(19)	(35)	(5)(8)(9)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	10.20%		4/9/2029		6,170	5,971	6,017	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%			1/19/2026		$—	$(50)	$65	(5)(8)(9)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.25%		1/19/2026		1,792	1,769	1,819	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.25%		1/19/2026		9,319	9,211	9,459	(5)(8)(10)
Henley CLO II	Multi-Sector Holdings	CLO Notes	E+	5.71%	9.40%		1/25/2034		€3,200	3,495	3,586	(5)(10)
HPS Loan Management 10-2016	Multi-Sector Holdings	CLO Notes	SOFR+	6.67%	11.95%		4/20/2034		$2,250	2,136	2,264	(5)(10)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			9.00%		2/15/2029		6,142	6,142	6,417	(10)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	10.33%		2/15/2029		33,097	32,730	32,977	(5)(10)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	13.37%		5/16/2028		28,394	27,777	29,672	(5)(8)(10)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.35%		1/25/2030		27,948	27,453	27,750	(5)(8)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(47)	(19)	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%			8/18/2028		—	—	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.67%		8/18/2028		16,302	16,140	15,793	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	11.17%		8/18/2028		2,325	2,298	2,290	(5)(8)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	10.67%		8/18/2028		490	417	388	(5)(8)(9)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						57,693		85	—	(8)(10)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/28/2028		—	(201)	(198)	(5)(8)(9)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	10.08%		8/25/2028		58,184	57,616	57,602	(5)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/28/2028		—	(75)	(77)	(5)(8)(9)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	12.46%		6/30/2025		43,326	43,060	42,347	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(55)	(112)	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.70%		6/28/2029		6,118	6,057	6,061	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.70%		6/28/2029		35,595	34,834	35,264	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	5.00%			6/28/2029		—	(160)	(70)	(5)(8)(9)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	6.00%			4/25/2031		—	(197)	(25)	(5)(8)(9)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	6.00%	11.04%		4/25/2031		£2,439	2,998	3,226	(5)(8)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SOFR+	6.00%	11.29%		4/25/2031		$54,214	52,936	53,450	(5)(8)(10)
JN Bidco LLC	Health Care Technology	Common Stock							—	3,596	3,596	(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.00%	10.68%		10/29/2027		4,754	4,706	4,689	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.00%	9.95%		10/29/2027		58,402	57,744	57,608	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	12.00%		10/29/2027		266	259	257	(5)(8)(9)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	12.50%		10/29/2027		1,954	1,899	1,887	(5)(8)(9)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.95%		10/29/2028		42,297	41,568	41,427	(5)
Latam Airlines Group S.A.	Passenger Airlines	First Lien Term Loan	SOFR+	9.50%	14.95%		10/12/2027		11,911	11,285	12,093	(5)(10)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	5.50%	10.35%		6/30/2028		40,002	39,844	40,011	(5)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%			8/22/2031		—	(32)	(32)	(5)(8)(9)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	10.13%		8/22/2031		55,650	54,555	54,570	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			8/22/2030		—	$(128)	$(127)	(5)(8)(9)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.95%		1/31/2028		$1,037	990	972	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.95%		1/31/2028		8,906	8,807	8,349	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	10.95%		1/31/2028		771	760	708	(5)(8)(9)
LTI Holdings Inc	Electronic Components	First Lien Term Loan	SOFR+	4.75%	9.60%		7/29/2029		29,269	28,843	28,826	(5)(10)
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.85%		8/25/2031		38,493	36,207	37,050	(5)
Madison Park Euro Funding XIV	Multi-Sector Holdings	CLO Notes	E+	3.60%	7.29%		7/15/2032		€6,450	6,780	7,209	(5)(10)
Madison Park Funding LXIII	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.78%		4/21/2035		$5,000	5,000	5,088	(5)(10)
Marble Point CLO XVII	Multi-Sector Holdings	CLO Notes	SOFR+	3.65%	10.53%		7/20/2037		3,000	3,000	3,003	(5)(10)
Mauser Packaging Solutions Holding Co	Metal, Glass & Plastic Containers	Fixed Rate Bond			7.88%		4/15/2027		12,500	12,360	12,930
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		1,956	1,878	1,882	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						8,529		—	39	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						33,174		152	106	(8)(10)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	11.40%		7/21/2027		5,232	5,128	5,161	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	11.65%		7/21/2027		1,015	998	1,002	(5)(8)
Microf Funding V LLC	Consumer Finance	First Lien Term Loan	SOFR+	6.58%	11.43%		6/3/2027		14,239	14,086	13,952	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(70)	(64)	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.85%		6/3/2030		6,958	6,819	6,841	(5)(8)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.85%		6/3/2030		41,754	40,965	41,019	(5)(8)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(79)	(70)	(5)(8)(9)(10)
Mitchell International Inc	Application Software	Second Lien Term Loan	SOFR+	5.25%	10.10%		6/17/2032		27,135	27,065	26,717	(5)
Mitchell International Inc	Application Software	First Lien Term Loan	SOFR+	3.25%	8.10%		6/17/2031		17,100	17,015	16,870	(5)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	9.10%		7/1/2031		44,741	43,875	42,938	(5)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			2/28/2031		—	(45)	—	(5)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.56%		2/28/2031		72,108	71,027	72,108	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(122)	—	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		2/10/2027		26,902	26,610	26,641	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		2/10/2027		1,570	1,530	1,508	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		2/10/2027		7,127	7,122	7,058	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		2/10/2027		29,785	29,441	29,496	(5)(8)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/10/2027		—	(35)	(57)	(5)(8)(9)
Neptune Platform Buyer, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%			1/19/2031		—	(13)	(137)	(5)(8)(9)
Neptune Platform Buyer, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%	10.58%		1/19/2031		30,823	30,360	30,206	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%			11/12/2030		—	(90)	—	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.06%		11/12/2030		46,391	45,695	46,391	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%			11/9/2029		—	(67)	—	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	10.59%		11/10/2029			$410	$286	$187	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	10.96%		11/10/2029			22,133	21,691	21,735	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Revolver	SOFR+	5.75%			11/10/2029			—	(99)	(89)	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.00%			5/3/2029			—	(16)	(15)	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.00%	9.60%		5/3/2029			3,330	3,279	3,314	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.00%	9.60%		5/3/2029			36,350	35,795	36,187	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	5.00%	9.95%		5/3/2029			£3,156	3,931	4,214	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	NIBOR+	5.00%	9.75%		5/3/2029		kr	69,157	6,214	6,536	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.00%	9.60%		5/3/2029			$27,986	27,847	27,861	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	5.00%	9.83%		5/3/2029			738	905	963	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	5.00%	9.67%		5/3/2029			2,386	2,319	2,366	(5)(8)(9)
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	12.68%		7/20/2034			700	682	681	(5)(10)
Northwoods Capital XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.01%	8.83%		6/20/2034			4,000	3,920	4,011	(5)(10)
Ocean Trails CLO XIV	Multi-Sector Holdings	CLO Notes	SOFR+	5.82%	11.10%		1/20/2035			1,000	1,000	1,015	(5)(10)
Octagon 66	Multi-Sector Holdings	CLO Notes	SOFR+	5.09%	10.19%		11/16/2036			3,000	2,970	3,096	(5)(10)
OFSI BSL XIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.50%	9.82%		4/20/2037			5,000	5,000	5,013	(5)(10)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	12.76%		4/20/2034			1,105	1,048	1,079	(5)(10)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.08%		6/10/2030			11,272	11,130	11,100	(5)(8)(9)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	10.85%		6/10/2030			8,561	8,347	8,561	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	10.85%		6/10/2030			22,656	22,196	22,656	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/11/2029			—	(89)	—	(5)(8)(9)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.25%	12.50%		2/1/2029			16,868	16,562	16,614	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.50%	12.75%		2/1/2029			15,746	15,462	15,746	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.50%			2/1/2029			—	(36)	—	(5)(8)(9)
OZLM XXIII Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.54%	12.84%		4/15/2034			1,000	967	1,000	(5)(10)
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.70%		2/1/2028			18,666	18,572	18,003	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.70%		2/11/2028			27,690	27,362	27,495	(5)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.85%		11/15/2030			73,095	71,816	71,231	(5)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030			—	(96)	(149)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029			—	(164)	(245)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						6,338			6,211	7,025	(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		12.62%	8/22/2029			4,976	4,976	4,976	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029			—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.12%	1.50%	8/22/2029			1,915	1,915	1,915	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.12%	1.50%	8/22/2029			3,317	3,317	3,317	(5)(8)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029			—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	Common Stock						1,658,698			5,540	5,540	(8)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%			5/16/2031			€—	—	—	(5)(8)(9)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	8.97%		5/16/2031		$50,768	$55,033	$55,211	(5)(8)(10)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			2/15/2029		—	(188)	(336)	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	10.10%		2/15/2029		13,382	13,301	13,202	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	11.35%		2/15/2029		26,489	25,716	26,489	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.50%	11.35%		2/15/2029		2,001	1,744	1,849	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	11.84%		1/23/2029		65,934	65,275	65,360	(5)(8)(10)
Project Accelerate Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	5.25%	10.54%		2/24/2031		43,641	43,204	43,641	(5)(8)
Project Accelerate Parent, LLC	Systems Software	First Lien Revolver	SOFR+	5.25%			2/24/2031		—	(63)	—	(5)(8)(9)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	10.10%		9/20/2030		63,573	62,405	62,359	(5)(8)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(122)	(127)	(5)(8)(9)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.73%		1/31/2028		£9,861	11,591	12,929	(5)(8)(10)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.70%		1/31/2028		8,377	10,047	10,712	(5)(8)(9)(10)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.25%	9.10%		4/5/2030		$37,631	37,154	37,658	(5)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.75%	12.35%		9/21/2028		18,387	18,022	18,203	(5)(8)
Rockford Tower CLO 2024-1	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	12.81%		4/20/2037		2,500	2,476	2,564	(5)(10)
RR 24	Multi-Sector Holdings	CLO Notes	SOFR+	8.30%	13.60%		1/15/2036		2,750	2,750	2,776	(5)(10)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	14.85%		10/7/2026		13,527	13,250	12,918	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(39)	(85)	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						606,357		200	55	(8)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	10.18%		12/31/2029		98,000	97,914	97,914	(5)(8)(10)(15)
SCIH Salt Holdings Inc.	Diversified Chemicals	First Lien Term Loan	SOFR+	4.00%			3/16/2027		—	—	—	(5)
SCIH Salt Holdings Inc.	Diversified Chemicals	Fixed Rate Bond			4.88%		5/1/2028		16,450	15,085	15,875
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						79,075		258	178	(8)
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	8.85%		12/16/2028		34,658	34,573	34,766	(5)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	10.20%		3/27/2028		2,481	2,435	2,458	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	10.20%		3/27/2028		2,550	2,431	2,498	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.85%		3/27/2028		17,245	16,884	17,083	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%			3/27/2028		—	(41)	(80)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	PRIME+	4.00%	12.00%		3/27/2028		605	551	569	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	Warrants						93,470		293	47	(8)(10)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.50%	10.01%		4/17/2028		17,847	17,032	17,490	(5)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.60%		4/19/2029		89,800	88,166	88,327	(5)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029		—	(185)	(167)	(5)(8)(9)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	3.75%	8.00%		10/5/2027		25,444	25,320	25,524	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029		$13,481	$13,354	$13,097
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.69%		9/4/2029		32,181	30,770	29,319	(5)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	3.75%	8.35%		9/27/2030		45,795	45,002	44,624	(5)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	10.04%		4/25/2031		€47,274	50,670	52,141	(5)(8)(9)(10)
SupplyOne Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	9.10%		4/19/2031		$16,915	16,776	16,986	(5)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.58%		12/31/2026		695	689	667	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.58%		12/31/2026		836	807	802	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.58%		12/31/2026		8,113	8,040	7,788	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%			12/31/2026		—	(4)	(16)	(5)(8)(9)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%			5/1/2029		—	(255)	(279)	(5)(8)(9)(10)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%	12.25%		5/1/2029		74,099	72,063	72,247	(5)(8)(10)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	10.74%		5/26/2028		24,604	23,700	23,546	(5)(8)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		39,751	39,469	39,751	(8)(10)
Touchstone Acquisition, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	6.00%	10.95%		12/29/2028		8,399	8,296	8,231	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.31%		1/31/2029		8,142	8,020	8,044	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	10.31%		1/31/2029		3,317	3,262	3,271	(5)(8)(9)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.85%		1/31/2029		8,342	8,221	8,242	(5)(8)
Trident TPI Holdings Inc	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	4.00%	8.60%		9/15/2028		12,343	12,343	12,377	(5)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	12.36%		1/25/2034		2,785	2,618	2,634	(5)(10)
Trinitas CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	4.26%	9.55%		4/25/2033		4,500	4,401	4,514	(5)(10)
Trinitas CLO XIX	Multi-Sector Holdings	CLO Notes	SOFR+	8.06%	13.34%		10/23/2033		2,000	1,993	2,007	(5)(10)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	12.99%		4/22/2034		6,500	5,831	6,359	(5)(10)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(123)	—	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.86%		2/13/2031		62,223	61,091	62,223	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	10.85%		2/13/2030		143	(53)	68	(5)(8)(9)
Usalco LLC	Commodity Chemicals	First Lien Term Loan	SOFR+	4.00%			9/30/2031		—	(16)	17	(5)(9)
Usalco LLC	Commodity Chemicals	First Lien Term Loan	SOFR+	4.00%	9.20%		9/30/2031		31,731	31,572	31,899	(5)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.35%		9/10/2031		71	71	44	(5)(8)(9)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.35%		9/10/2031		46,311	45,852	45,857	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	10.10%		9/10/2031		2,864	2,805	2,806	(5)(8)(9)
Venture 41 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.13%	9.41%		1/20/2034		1,500	1,479	1,505	(5)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		4,956	4,865	4,869	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		6,308	6,182	6,198	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2025		—	—	—	(8)(9)(10)(13)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		—	—	—	(8)(9)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		—	—	—	(8)(9)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		$9,177	$9,177	$9,269	(8)(10)(13)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.50%			6/6/2031		£—	(20)	(21)	(5)(8)(9)(10)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.50%	10.45%		6/6/2031		46,900	58,909	62,280	(5)(8)(10)
WAVE 2019-1	Specialized Finance	CLO Notes			3.60%		9/15/2044		$4,625	3,843	4,224	(10)
Wellfleet CLO 2022-2, Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	8.56%	13.84%		10/18/2035		1,500	1,446	1,513	(5)(10)
Wind River 2020-1 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.42%	12.70%		7/20/2037		2,000	1,960	2,008	(5)(10)
Wind River 2024-1 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.25%	9.55%		4/20/2037		3,250	3,250	3,288	(5)(10)
Woodmont 2022-9 Trust	Multi-Sector Holdings	CLO Notes	SOFR+	7.77%	12.89%		10/25/2036		9,385	9,292	9,432	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.39%	4.13%	11/29/2029		2,582	2,582	2,580	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.39%	4.13%	11/28/2029		54,466	53,382	54,145	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(125)	(38)	(5)(8)(9)
Total Non-Control/Non-Affiliate Investments (144.6% of net assets)										$4,530,412	$4,576,233
Restricted Cash										43,328	43,328
Cash and Cash Equivalents										480,836	480,836
Cash and Cash Equivalents and Restricted Cash (16.6% of net assets)										$524,164	$524,164
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (161.2% of net assets)										$5,054,576	$5,100,397

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$235,495		€213,997	11/7/2024	Bank of New York Mellon	$(3,725)
Foreign currency forward contract	$158,386		£123,967	11/7/2024	Bank of New York Mellon	(7,890)
Foreign currency forward contract	$6,602	kr	72,797	11/7/2024	Bank of New York Mellon	(312)
						$(11,927)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$12,357
Interest rate swap	Fixed 6.5%	Floating 3-month SOFR +2.5954%	BNP Paribas	7/23/2029	$400,000	$9,189
						$21,546

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Each of the Company’s investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(4)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate (“SOFR”), the euro interbank offered rate (“EURIBOR” or “E”), the sterling overnight index average (“SONIA”), the Norwegian interbank offered rate (“NIBOR”) and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All SOFR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2024, the reference rates for the Company’s variable rate loans were the 30-day SOFR at 4.85%, the 90-day SOFR at 4.59%, the 180-day SOFR at 4.25%, the PRIME at 8.00%, the SONIA at 5.50%, the 90-day NIBOR at 4.75%, and the 90-day EURIBOR at 3.54%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(6)Principal includes accumulated payment in kind (“PIK”) interest and is net of repayments, if any. “€” signifies the investment is denominated in Euros. “£” signifies the investment is denominated in British Pounds. “kr” signifies the investment is denominated in Krones. All other investments are denominated in U.S. dollars.
(7)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”), as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
(8)As of September 30, 2024, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, qualifying assets represented 73.8% of the Company’s total assets and non-qualifying assets represented 26.2% of the Company’s total assets.
(11)This investment represents a participation interest in the underlying securities shown.
(12)This investment was on non-accrual status as of September 30, 2024.
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

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.75%	10.07%		4/7/2030		$16,000	$15,552	$15,900	(5)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.75%	13.06%		9/21/2028		18,387	17,930	17,927	(5)(8)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.75%			9/21/2028		—	—	—	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	15.24%		10/7/2026		15,595	15,118	15,127	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%			10/7/2026		—	(58)	(57)	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						606,357		200	994	(8)
SCIH Salt Holdings Inc.	Diversified Metals & Mining	First Lien Term Loan	SOFR+	4.00%	9.63%		3/16/2027		22,904	22,626	22,801	(5)
SCIH Salt Holdings Inc.	Diversified Metals & Mining	Fixed Rate Bond			4.88%		5/1/2028		5,000	4,516	4,418
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%	14.18%		10/7/2030		5,881	5,726	5,710	(5)(8)
SCP Eye Care Services, LLC	Health Care Services	Second Lien Term Loan	SOFR+	8.75%			10/7/2030		—	(26)	(50)	(5)(8)(9)
SCP Eye Care Services, LLC	Health Care Services	Common Stock						761		761	698	(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%	11.75%		10/13/2027		7,654	7,323	7,329	(5)(8)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	8.75%			10/13/2027		—	—	—	(5)(8)(9)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						79,075		258	380	(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.14%		3/27/2028		17,420	16,951	16,949	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	6.75%	12.15%		3/27/2028		1,368	1,329	1,334	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	6.75%			3/27/2028		—	(40)	(41)	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		11,547	11,135	11,139	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%	12.88%		4/27/2029		4,330	4,176	4,177	(5)(8)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	First Lien Term Loan	SOFR+	7.88%			4/27/2029		—	—	—	(5)(8)(9)(10)
Seres Therapeutics, Inc.	Biotechnology	Warrants						93,470		293	140	(8)(10)
SM Wellness Holdings, Inc.	Health Care Services	First Lien Term Loan	SOFR+	4.75%	10.38%		4/17/2028		12,818	11,979	12,049	(5)(8)
Southern Veterinary Partners, LLC	Health Care Facilities	First Lien Term Loan	SOFR+	4.00%	9.43%		10/5/2027		20,664	20,456	20,564	(5)
SPX Flow, Inc.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	9.92%		4/5/2029		24,496	23,683	24,477	(5)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	9.33%		9/28/2030		28,000	27,580	27,419	(5)
Sunshine Luxembourg VII Sarl	Personal Care Products	First Lien Term Loan	SOFR+	3.75%	9.24%		10/1/2026		10,360	10,108	10,355	(5)(10)
Superior Industries International, Inc.	Auto Parts & Equipment	First Lien Term Loan	SOFR+	8.00%	13.32%		12/16/2028		33,311	32,444	33,061	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		8,196	8,090	7,807	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		702	693	668	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	12.51%		12/31/2026		281	271	241	(5)(8)(9)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%	12.44%		12/31/2026		396	391	377	(5)(8)
Tacala, LLC	Restaurants	First Lien Term Loan	SOFR+	3.50%	9.43%		2/5/2027		11,945	11,703	11,919	(5)
Tacala, LLC	Restaurants	Second Lien Term Loan	SOFR+	8.00%	13.43%		2/4/2028		7,310	7,129	7,094	(5)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	11.32%		5/26/2028		24,934	23,766	23,999	(5)(8)

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
(3)Each of the Company’s investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(4)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to SOFR, LIBOR or “L", SONIA and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2023, the reference rates for the Company’s variable rate loans were the 30-day SOFR at 5.32%, the 90-day SOFR at 5.39%, the 180-day SOFR at 5.47%, the 90-day LIBOR at 5.65%, the SONIA at 5.19%, the 30-day EURIBOR at 3.42%, the 90-day EURIBOR at 3.82% and the 180-day EURIBOR at 3.95%. Most loans include an interest floor, which generally ranges from 0% to 2.75%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(6)Principal includes accumulated PIK interest and is net of repayments, if any. “€” signifies the investment is denominated in Euros. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.
(7)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”), as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
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
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, qualifying assets represented 78.1% of the Company’s total assets and non-qualifying assets represented 21.9% of the Company’s total assets.
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

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 1. Organization
Oaktree Strategic Credit Fund (the “Company”) is a Delaware statutory trust formed on November 24, 2021 and is structured as a non-diversified, closed-end management investment company. On February 3, 2022, the Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company has elected to be treated, and intends to qualify annually to be treated, as a registered investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, the Company is externally managed by Oaktree Fund Advisors, LLC (the “Adviser”) pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between the Company and the Adviser. The Adviser is an entity under common control with Oaktree Capital Group, LLC (“OCG”). In 2019, Brookfield Corporation (formerly known as Brookfield Asset Management, Inc., collectively with its affiliates, “Brookfield”) acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company’s investment objective is to generate stable current income and long-term capital appreciation. The Company seeks to meet its investment objective by primarily investing in private debt opportunities.

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share (“Common Shares”). The Company offers on a continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the Securities and Exchange Commission. The Company offers to sell any combination of four classes of Common Shares, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.

The Company accepted purchase orders and held investors’ funds in an interest-bearing escrow account until the Company received purchase orders for Common Shares of at least $100.0 million, excluding subscriptions by Oaktree Fund GP I, L.P. in respect of the Class I shares purchased by Oaktree Fund GP I, L.P. prior to March 31, 2022.

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of September 30, 2024, the Company has issued and sold 89,843,322 Class I shares for an aggregate purchase price of $2,125.5 million of which $100.0 million was purchased by an affiliate of the Adviser. As of September 30, 2024, the Company has issued and sold 43,152,504 Class S shares for an aggregate purchase price of $1,016.0 million. As of September 30, 2024, the Company has issued and sold 78,986 Class D shares for an aggregate purchase price of $1.9 million. As of September 30, 2024, the Company has not issued any Class T shares.

Note 2. Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies (“ASC 946”).
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
Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The consolidated subsidiaries are wholly-owned and, as such, consolidated into the consolidated financial statements. The assets of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
financial statements but rather are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

Fair Value Measurements:
The Adviser, as the valuation designee of the Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of the Company’s assets on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
•Level 3 — Unobservable inputs that reflect the Adviser’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment’s level is based on the lowest level of input that is significant to the fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using “bid” and “ask” prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Adviser obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of the Company’s investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
The Adviser seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Adviser is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Adviser’s set threshold, the Adviser seeks to obtain a quote directly from a broker making a market for the asset. The Adviser evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, the Adviser does not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined not to be reliable or are not readily available, the Adviser values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, the Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. the Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. The Adviser may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Adviser considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Adviser depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
In December 2020, the SEC adopted Rule 2a-5 under the Investment Company Act. Rule 2a-5 permits boards of registered investment companies and Business Development Companies to either (i) choose to continue to determine fair value in good faith, or (ii) designate a valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. The Company’s Board of Trustees has designated the Adviser to serve as its valuation designee effective September 8, 2022.
The Adviser undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser’s valuation team;
•Preliminary valuations are then reviewed and discussed with management of the Adviser;
•Separately, independent valuation firms prepare valuations of the Company’s investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to the Adviser;
•The Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the valuation report with the Adviser, and the Adviser responds and supplements the valuation report to reflect any discussions between the Adviser and the Audit Committee; and
•The Adviser, as valuation designee, determines the fair value of each investment in the Company’s portfolio.
The fair value of the Company’s investments as of September 30, 2024 and September 30, 2023 was determined by the Adviser, as the Company’s valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
When the Company determines its net asset value as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to the Company’s valuation policy, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation or, in the case of securities acquired after such date, cost, unless, in either case, the Adviser determines that since the most recent quarter end or the date of acquisition for securities acquired after quarter end, as the case may be, a significant observable change has occurred with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company’s valuation policy. Additionally, the Adviser may otherwise determine to update the most recent quarter end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.
With the exception of the line items entitled “deferred financing costs,” “deferred offering costs,” “other assets,” “unsecured notes payable,” and “credit facilities payable,” which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled “due from affiliates,” “interest receivable,” “receivables from unsettled transactions,” “accounts payable, accrued expenses and other liabilities,” “dividends payable,” “base management fee and incentive fee payable,” “payable for share repurchases,” “due to broker,” “due to affiliates,” “interest payable,” “payables from unsettled transactions” and “director fees payable” approximate fair value due to their short maturities.
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
Derivative Instruments:
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company’s exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.
Interest Rate Swaps:
The Company uses interest rate swaps to hedge some of the Company’s fixed rate debt. The Company designated the interest rate swaps as the hedging instruments in an effective hedge accounting relationship, and therefore the periodic payments are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of each interest rate swap is either included as a derivative asset or derivative liability on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreements are included in due from broker on the Company’s Consolidated Statements of Assets and Liabilities.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30,

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
2024, there was one investment on non-accrual status that represented 0.1% and 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2023, there were no investments on non-accrual status.
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
PIK Interest Income
The Company’s investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company’s decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company’s assessment of the portfolio company’s business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. The Company’s determination to cease accruing PIK interest is generally made well before the Company’s full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements including for purposes of computing the capital gains incentive fee payable by the Company to the Adviser. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s shareholders, even though the Company has not yet collected the cash and may never do so.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Cash and cash equivalents are included on the Company’s Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.
As of September 30, 2024, included in restricted cash was $43.3 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facilities, the Company was restricted in terms of access to the $43.3 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the SPV credit facilities. As of September 30, 2023, included in restricted cash was $5.6 million that was held at Citibank, N.A. in connection with the Company’s JPM Agreements (defined below). Pursuant to the terms of the JPM Agreements, the Company was restricted in terms of access to the $5.6 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the JPM Agreements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Receivables/Payables from Unsettled Transactions:
Receivables/payables from unsettled transactions consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs incurred in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs incurred in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company’s Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Organization and Offering Costs:
Costs associated with the organization of the Company are expensed as incurred. Costs associated with the offering of Common Shares of the Company are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence.
For the fiscal years ended September 30, 2024 and 2023, the Company expensed organization costs of $8 and $4, respectively. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company expensed organization costs of $550. As of September 30, 2024 and September 30, 2023, $554 and $270, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the fiscal years ended September 30, 2024 and 2023, the Company amortized offering costs of $983 and $2,737, respectively. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company amortized offering costs of $1,036.
Allocation of Income, Expenses, Gains and Losses:
Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses directly attributable to a specific class are charged against the operations of that class.
Distributions:
To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2023 and 2022.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur a U.S. federal excise tax for calendar years 2023 and 2022. The Company does not expect to incur a U.S. federal excise tax for calendar year 2024.
The Company holds certain portfolio investments through a taxable subsidiary. The purpose of the Company’s taxable subsidiary is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiary is consolidated for financial reporting purposes, and portfolio investments held by it are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The taxable subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company’s Consolidated Statements of Operations. The Company uses the liability method to account for its taxable subsidiary’s income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 3. Portfolio Investments
Portfolio Composition
As of September 30, 2024, the fair value of the Company’s investment portfolio was $4,576.2 million and was composed of investments in 180 portfolio companies. As of September 30, 2023, the fair value of the Company’s investment portfolio was $1,927.2 million and was composed of investments in 123 portfolio companies.
As of September 30, 2024 and September 30, 2023, the Company’s investment portfolio consisted of the following:

	September 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$4,037,376	89.12%	$1,814,372	94.39%
Subordinated Debt	468,071	10.33%	98,352	5.12%
Common Equity and Warrants	12,731	0.28%	3,471	0.18%
Preferred Equity	12,234	0.27%	6,023	0.31%
Total	$4,530,412	100.00%	$1,922,218	100.00%

	September 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$4,073,936	89.02%	128.74%	$1,817,981	94.32%	118.88%
Subordinated Debt	476,093	10.40%	15.05%	97,616	5.07%	6.38%
Preferred Equity	14,008	0.31%	0.44%	5,748	0.30%	0.38%
Common Equity and Warrants	12,196	0.27%	0.39%	5,892	0.31%	0.39%
Total	$4,576,233	100.00%	144.62%	$1,927,237	100.00%	126.03%

The composition of the Company’s debt investments as of September 30, 2024 and September 30, 2023 by floating rates and fixed rates was as follows:

	September 30, 2024		September 30, 2023
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$4,184,708	91.97%	$1,716,908	89.63%
Fixed rate	365,321	8.03%	198,689	10.37%
Total	$4,550,029	100.00%	$1,915,597	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The geographic composition of the Company’s portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	September 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
United States	$3,845,172	84.89%	$1,673,820	87.08%
United Kingdom	273,693	6.04%	44,465	2.31%
Luxembourg	87,862	1.94%	41,426	2.16%
Canada	66,649	1.47%	56,725	2.95%
Cayman Islands	60,841	1.34%	12,746	0.66%
Sweden	55,033	1.21%	—	—%
Netherlands	51,988	1.15%	4,958	0.26%
India	39,469	0.87%	39,296	2.04%
Costa Rica	13,174	0.29%	12,684	0.66%
France	12,907	0.28%	14,735	0.77%
Chile	11,285	0.25%	11,191	0.58%
Switzerland	10,309	0.23%	10,172	0.53%
Australia	2,030	0.04%	—	—%
Total	$4,530,412	100.00%	$1,922,218	100.00%

	September 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$3,870,681	84.59%	122.34%	$1,677,990	87.07%	109.75%
United Kingdom	285,463	6.24%	9.02%	45,181	2.34%	2.95%
Luxembourg	89,270	1.95%	2.82%	41,043	2.13%	2.68%
Canada	69,066	1.51%	2.18%	56,622	2.94%	3.70%
Cayman Islands	61,815	1.35%	1.95%	13,135	0.68%	0.86%
Sweden	55,211	1.21%	1.74%	—	—%	—%
Netherlands	53,686	1.17%	1.70%	5,542	0.29%	0.36%
India	39,751	0.87%	1.26%	39,318	2.04%	2.57%
France	13,702	0.30%	0.43%	13,647	0.71%	0.89%
Costa Rica	13,269	0.29%	0.42%	12,369	0.64%	0.81%
Chile	12,093	0.26%	0.38%	12,529	0.65%	0.82%
Switzerland	10,199	0.22%	0.32%	9,861	0.51%	0.64%
Australia	2,027	0.04%	0.06%	—	—%	—%
Total	$4,576,233	100.00%	144.62%	$1,927,237	100.00%	126.03%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The composition of the Company’s portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2024 and September 30, 2023 was as follows:

	September 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Application Software	$802,052	17.68%	$261,061	13.60%
Diversified Support Services	217,545	4.80%	40,107	2.09%
Systems Software	211,410	4.67%	70,431	3.66%
Health Care Services	198,585	4.38%	57,898	3.01%
Multi-Sector Holdings	185,750	4.10%	28,293	1.47%
Interactive Media & Services	168,052	3.71%	23,766	1.24%
Aerospace & Defense	167,035	3.69%	75,592	3.93%
Diversified Financial Services	161,995	3.58%	31,405	1.63%
Health Care Technology	128,155	2.83%	71,145	3.70%
Pharmaceuticals	127,146	2.81%	64,066	3.33%
Education Services	123,399	2.72%	61,437	3.20%
Insurance Brokers	113,638	2.51%	12,979	0.68%
Industrial Machinery & Supplies & Components	104,147	2.30%	29,675	1.54%
Communications Equipment	87,981	1.94%	—	—%
Office Services & Supplies	85,692	1.89%	21,160	1.10%
Electrical Components & Equipment	83,736	1.85%	75,692	3.94%
Trading Companies & Distributors	83,101	1.83%	25,328	1.32%
Other Specialty Retail	82,825	1.83%	104,787	5.45%
Packaged Foods & Meats	80,098	1.77%	—	—%
Environmental & Facilities Services	77,721	1.72%	75,632	3.93%
Wireless Telecommunication Services	71,808	1.59%	—	—%
Construction & Engineering	71,267	1.57%	—	—%
Property & Casualty Insurance	68,452	1.51%	41,399	2.15%
Health Care Supplies	67,927	1.50%	36,745	1.91%
Construction Machinery & Heavy Transportation Equipment	60,915	1.34%	—	—%
Asset Management & Custody Banks	58,889	1.30%	—	—%
Specialized Finance	58,235	1.29%	48,354	2.52%
Paper & Plastic Packaging Products & Materials	56,443	1.25%	4,785	0.25%
Data Processing & Outsourced Services	55,825	1.23%	—	—%
Specialized Consumer Services	54,395	1.20%	—	—%
Financial Exchanges & Data	47,635	1.05%	—	—%
Life Sciences Tools & Services	45,002	0.99%	27,580	1.43%
Health Care Equipment	42,787	0.94%	39,946	2.08%
Movies & Entertainment	39,844	0.88%	—	—%
Diversified Metals & Mining	39,469	0.87%	95,842	4.99%
Research & Consulting Services	36,858	0.81%	20,717	1.08%
Health Care Distributors	32,423	0.72%	32,575	1.69%
Commodity Chemicals	31,556	0.70%	—	—%
Electronic Components	28,843	0.64%	—	—%
Distributors	28,823	0.64%	52,155	2.71%
Gold	27,777	0.61%	27,607	1.44%
Real Estate Development	25,391	0.56%	16,036	0.83%
Health Care Facilities	25,320	0.56%	20,456	1.06%
Metal, Glass & Plastic Containers	24,703	0.55%	25,834	1.34%
Food Distributors	21,638	0.48%	6,111	0.32%
Cable & Satellite	20,900	0.46%	24,678	1.28%
Hotels, Resorts & Cruise Lines	20,621	0.46%	17,167	0.89%
Diversified Chemicals	15,085	0.33%	—	—%
Consumer Finance	14,086	0.31%	6,796	0.35%
Advertising	13,983	0.31%	11,167	0.58%
Biotechnology	12,632	0.28%	36,433	1.90%
Passenger Airlines	11,285	0.25%	11,191	0.58%
Leisure Facilities	9,532	0.21%	9,445	0.49%
Personal Care Products	—	—%	44,968	2.34%
Integrated Telecommunication Services	—	—%	41,352	2.15%
Auto Parts & Equipment	—	—%	32,444	1.69%
Restaurants	—	—%	18,832	0.98%
Internet Services & Infrastructure	—	—%	14,556	0.76%
Air Freight & Logistics	—	—%	6,590	0.34%
Soft Drinks & Non-alcoholic Beverages	—	—%	4,958	0.26%
Leisure Products	—	—%	4,772	0.25%
Diversified Real Estate Activities	—	—%	4,619	0.24%
Other Specialized REITs	—	—%	3,574	0.19%
Construction Materials	—	—%	2,080	0.11%
Total	$4,530,412	100.00%	$1,922,218	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$804,201	17.60%	25.39%	$263,077	13.67%	17.23%
Diversified Support Services	219,822	4.80%	6.95%	40,493	2.10%	2.65%
Systems Software	215,119	4.70%	6.80%	70,227	3.64%	4.59%
Health Care Services	200,245	4.38%	6.33%	57,832	3.00%	3.78%
Multi-Sector Holdings	190,554	4.16%	6.02%	28,863	1.50%	1.89%
Interactive Media & Services	170,682	3.73%	5.39%	23,999	1.25%	1.57%
Aerospace & Defense	168,200	3.68%	5.32%	75,628	3.92%	4.95%
Diversified Financial Services	162,943	3.56%	5.15%	31,860	1.65%	2.08%
Health Care Technology	131,358	2.87%	4.15%	72,102	3.74%	4.71%
Pharmaceuticals	127,419	2.78%	4.03%	63,149	3.28%	4.13%
Education Services	125,101	2.73%	3.95%	61,653	3.20%	4.03%
Insurance Brokers	113,693	2.48%	3.59%	13,857	0.72%	0.91%
Industrial Machinery & Supplies & Components	104,754	2.29%	3.31%	30,448	1.58%	1.99%
Communications Equipment	88,160	1.93%	2.79%	—	—%	—%
Other Specialty Retail	87,962	1.92%	2.78%	104,861	5.44%	6.86%
Trading Companies & Distributors	84,343	1.84%	2.67%	25,536	1.33%	1.67%
Office Services & Supplies	83,843	1.83%	2.65%	21,588	1.12%	1.41%
Electrical Components & Equipment	83,490	1.82%	2.64%	75,916	3.94%	4.96%
Packaged Foods & Meats	80,657	1.76%	2.55%	—	—%	—%
Environmental & Facilities Services	77,622	1.70%	2.45%	75,755	3.93%	4.95%
Wireless Telecommunication Services	71,968	1.57%	2.27%	—	—%	—%
Construction & Engineering	71,067	1.55%	2.25%	—	—%	—%
Property & Casualty Insurance	68,654	1.50%	2.17%	41,911	2.17%	2.74%
Health Care Supplies	68,395	1.49%	2.16%	37,137	1.93%	2.43%
Construction Machinery & Heavy Transportation Equipment	62,291	1.36%	1.97%	—	—%	—%
Asset Management & Custody Banks	62,259	1.36%	1.97%	—	—%	—%
Specialized Finance	58,704	1.28%	1.86%	48,815	2.53%	3.19%
Data Processing & Outsourced Services	57,220	1.25%	1.81%	—	—%	—%
Paper & Plastic Packaging Products & Materials	56,646	1.24%	1.79%	4,543	0.24%	0.30%
Specialized Consumer Services	54,411	1.19%	1.72%	—	—%	—%
Financial Exchanges & Data	47,726	1.04%	1.51%	—	—%	—%
Life Sciences Tools & Services	44,624	0.98%	1.41%	27,419	1.42%	1.79%
Health Care Equipment	44,170	0.97%	1.40%	39,945	2.07%	2.61%
Movies & Entertainment	40,011	0.87%	1.26%	—	—%	—%
Diversified Metals & Mining	39,751	0.87%	1.26%	95,449	4.95%	6.24%
Research & Consulting Services	38,103	0.83%	1.20%	21,180	1.10%	1.39%
Commodity Chemicals	31,916	0.70%	1.01%	—	—%	—%
Health Care Distributors	31,732	0.69%	1.00%	33,083	1.72%	2.16%
Gold	29,672	0.65%	0.94%	27,627	1.43%	1.81%
Distributors	29,131	0.64%	0.92%	51,939	2.69%	3.40%
Electronic Components	28,826	0.63%	0.91%	—	—%	—%
Health Care Facilities	25,524	0.56%	0.81%	20,564	1.07%	1.34%
Real Estate Development	25,374	0.55%	0.80%	15,849	0.82%	1.04%
Metal, Glass & Plastic Containers	25,307	0.55%	0.80%	25,799	1.34%	1.69%
Food Distributors	23,641	0.52%	0.75%	6,109	0.32%	0.40%
Cable & Satellite	21,105	0.46%	0.67%	24,360	1.26%	1.59%
Hotels, Resorts & Cruise Lines	20,415	0.45%	0.65%	17,051	0.88%	1.12%
Diversified Chemicals	15,875	0.35%	0.50%	—	—%	—%
Advertising	13,988	0.31%	0.44%	11,343	0.59%	0.74%
Consumer Finance	13,952	0.30%	0.44%	6,107	0.32%	0.40%
Biotechnology	12,273	0.27%	0.39%	35,838	1.86%	2.34%
Passenger Airlines	12,093	0.26%	0.38%	12,529	0.65%	0.82%
Leisure Facilities	9,241	0.20%	0.29%	9,093	0.47%	0.59%
Personal Care Products	—	—%	—%	44,284	2.30%	2.90%
Integrated Telecommunication Services	—	—%	—%	39,481	2.05%	2.58%
Auto Parts & Equipment	—	—%	—%	33,061	1.72%	2.16%
Restaurants	—	—%	—%	19,013	0.99%	1.24%
Internet Services & Infrastructure	—	—%	—%	14,726	0.76%	0.96%
Air Freight & Logistics	—	—%	—%	6,800	0.35%	0.44%
Soft Drinks & Non-alcoholic Beverages	—	—%	—%	5,542	0.29%	0.36%
Diversified Real Estate Activities	—	—%	—%	4,696	0.24%	0.31%
Leisure Products	—	—%	—%	4,131	0.21%	0.27%
Other Specialized REITs	—	—%	—%	2,947	0.15%	0.19%
Construction Materials	—	—%	—%	2,022	0.10%	0.13%
Total	$4,576,233	100.00%	144.62%	$1,927,237	100.00%	126.03%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2024 on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$1,183,356	$2,890,580	$4,073,936
Subordinated debt (including CLO notes and credit linked notes)	—	252,151	223,942	476,093
Preferred equity	—	—	14,008	14,008
Common equity and warrants	—	—	12,196	12,196
Total investments at fair value	—	1,435,507	3,140,726	4,576,233
Derivative assets	—	21,546	—	21,546
Total assets at fair value	$—	$1,457,053	$3,140,726	$4,597,779
Derivative liabilities	—	11,927	—	11,927
Total liabilities at fair value	$—	$11,927	$—	$11,927
The following table presents the financial instruments carried at fair value as of September 30, 2023 on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

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
The principal values of the credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. Oaktree used market quotes as of the valuation date to estimate the fair value of the Company’s 8.400% notes due 2028 and 6.500% notes due 2029, which are included in Level 2 of the hierarchy.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from September 30, 2023 to September 30, 2024, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2023	$1,063,761	$13,792	$5,748	$5,839	$1,089,140
Purchases	2,095,764	207,895	6,211	124	2,309,994
Sales and repayments	(299,171)	(186)	—	—	(299,357)
Transfers in (a)(b)	10,757	—	—	9,136	19,893
Transfers out (b)	(9,136)	—	—	—	(9,136)
Capitalized PIK interest income	5,432	2,065	—	—	7,497
Accretion of OID	12,772	215	—	—	12,987
Net unrealized appreciation (depreciation)	25,533	161	2,049	(2,903)	24,840
Net realized gains (losses)	(15,132)	—	—	—	(15,132)
Fair value as of September 30, 2024	$2,890,580	$223,942	$14,008	$12,196	$3,140,726
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2024	$27,158	$161	$2,049	$(2,903)	$26,465
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the year ended September 30, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were investment restructurings during the year ended September 30, 2024 in which Level 3 senior secured debt was exchanged for Level 3 common equity.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of September 30, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$2,693,219	Market Yield	Market Yield	(b)	5.7%	-	22.0%	10.1%
	10,208	Enterprise Value	Revenue Multiple	(e)	1.9x	-	2.1x	2.0x
	2,391	Enterprise Value	EBITDA Multiple	(e)	6.5x	-	8.5x	7.5x
	92,340	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	92,422	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	223,942	Market Yield	Market Yield	(b)	5.0%	-	12.0%	8.6%
Common equity and warrants & preferred equity	18,187	Enterprise Value	Revenue Multiple	(e)	0.5x	-	7.2x	2.0x
	8,017	Enterprise Value	EBITDA Multiple	(e)	7.3x	-	15.0x	13.5x
Total	$3,140,726
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company’s investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the EV technique, the significant unobservable input used in the fair value measurement of the Company’s investments in debt or equity securities is the earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.
Note 4. Fee Income
For the fiscal years ended September 30, 2024 and 2023, the Company recorded total fee income of $7,438 and $1,072, respectively, of which $146 and $218, respectively, was recurring in nature. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company recorded total fee income of $178, of which $75 was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the years ended September 30, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at December 10, 2021	—	$—	$—	$—	$—
Issuance of Common Shares in public and private offerings	15,598	156	380,051	—	380,207
Issuance of Common Shares under dividend reinvestment plan	30	—	595	—	595
Net investment income	—	—	—	9,985	9,985
Net unrealized appreciation (depreciation)	—	—	—	(16,155)	(16,155)
Net realized gains (losses)	—	—	—	90	90
Provision for income tax (expense) benefit	—	—	—	(123)	(123)
Distributions to shareholders	—	—	—	(7,872)	(7,872)
Balance at September 30, 2022	15,628	$156	$380,646	$(14,075)	$366,727
Issuance of Common Shares in public offering	48,821	488	1,145,212	—	1,145,700
Issuance of Common Shares under dividend reinvestment plan	675	7	15,821	—	15,828
Shares repurchased, net of early repurchase deduction	(228)	(2)	(5,374)	—	(5,376)
Net investment income	—	—	—	68,212	68,212
Net unrealized appreciation (depreciation)	—	—	—	22,685	22,685
Net realized gains (losses)	—	—	—	(4,050)	(4,050)
Provision for income tax (expense) benefit	—	—	—	(227)	(227)
Distributions to shareholders	—	—	—	(80,294)	(80,294)
Balance at September 30, 2023	64,896	$649	$1,536,305	$(7,749)	$1,529,205
Issuance of Common Shares in public offering	68,655	686	1,616,743	—	1,617,429
Issuance of Common Shares under dividend reinvestment plan	2,857	29	67,587	—	67,616
Shares repurchased, net of early repurchase deduction	(2,120)	(21)	(49,889)	—	(49,910)
Net investment income	—	—	—	224,242	224,242
Net unrealized appreciation (depreciation)	—	—	—	28,106	28,106
Net realized gains (losses)	—	—	—	(3,612)	(3,612)
Provision for income tax (expense) benefit	—	—	—	(885)	(885)
Distributions to shareholders	—	—	—	(247,851)	(247,851)
Balance at September 30, 2024	134,288	$1,343	$3,170,746	$(7,749)	$3,164,340

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class S, Class T and Class D Common Shares at $0.01 per share par value. As of September 30, 2024, the Company has issued and sold 89,843,322 Class I shares for an aggregate purchase price of $2,125.5 million. As of September 30, 2024, the Company has issued and sold 43,152,504 Class S shares for an aggregate purchase price of $1,016.0 million. As of September 30, 2024, the Company has issued and sold 78,986 Class D shares for an aggregate purchase price of $1.9 million. As of September 30, 2024, the Company has issued 1,618,352 Class I shares, 1,941,341 Class S shares and 2,306 Class D shares pursuant to its distribution reinvestment plan. As of September 30, 2024, the Company has not issued any Class T shares.
The following table summarizes transactions in Common Shares for the fiscal year ended September 30, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	45,811,794	$1,079,267
Share transfers between classes	37,004	872
Issuance of Common Shares under dividend reinvestment plan	1,284,718	30,450
Share repurchases, net of early repurchase deduction	(1,352,519)	(31,860)
Net increase (decrease)	45,780,997	$1,078,729
Class S
Issuance of Common Shares in public offering	22,770,423	$536,446
Share transfers between classes	(37,004)	(872)
Issuance of Common Shares under dividend reinvestment plan	1,570,456	37,112
Share repurchases, net of early repurchase deduction	(767,699)	(18,050)
Net increase (decrease)	23,536,176	$554,636
Class D
Issuance of Common Shares in public offering	72,809	$1,716
Issuance of Common Shares under dividend reinvestment plan	2,289	54
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	75,098	$1,770
Total net increase (decrease)	69,392,271	$1,635,135
The following table summarizes transactions in Common Shares for the fiscal year ended September 30, 2023:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	30,975,834	$726,878
Issuance of Common Shares under dividend reinvestment plan	312,297	7,328
Share repurchases, net of early repurchase deduction	(225,337)	(5,309)
Net increase (decrease)	31,062,794	$728,897
Class S
Issuance of Common Shares in public offering	17,839,100	$418,677
Issuance of Common Shares under dividend reinvestment plan	362,467	8,500
Share repurchases, net of early repurchase deduction	(2,830)	(67)
Net increase (decrease)	18,198,737	$427,110
Class D
Issuance of Common Shares in public offering	6,177	$145
Issuance of Common Shares under dividend reinvestment plan	17	—
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	6,194	$145
Total net increase (decrease)	49,267,725	$1,156,152

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table summarizes transactions in Common Shares for the period from December 10, 2021 (commencement of operations) to September 30, 2022:

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
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S and Class D shares for the years ended September 30, 2024, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022. As of September 30, 2024, the Company has not issued any Class T shares.

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61
April 30, 2024	$23.59	$23.59	$23.59
May 31, 2024	$23.59	$23.59	$23.59
June 30, 2024	$23.53	$23.53	$23.53
July 31, 2024	$23.54	$23.54	$23.54
August 31, 2024	$23.55	$23.55	$23.55
September 30, 2024	$23.56	$23.56	$23.56

	Class I Shares	Class S Shares	Class D Shares
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
April 30, 2023	$23.40	$23.40	—
May 31, 2023	$23.23	$23.23	—
June 30, 2023	$23.48	$23.48	$23.48
July 31, 2023	$23.54	$23.54	$23.54
August 31, 2023	$23.60	$23.60	$23.60
September 30, 2023	$23.56	$23.56	$23.56

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Class I Shares	Class S Shares	Class D Shares
May 31, 2022	$24.32	—	—
June 30, 2022	$23.71	—	—
July 31, 2022	$23.98	$23.98	—
August 31, 2022	$24.03	$24.03	—
September 30, 2022	$23.47	$23.47	—

Distributions
The Board authorizes and declares monthly distribution amounts per share of outstanding Common Shares. The following table presents distributions that were declared during the fiscal year ended September 30, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.2000	14,936
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.2000	15,451
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.2000	16,361
Monthly	July 25, 2024	July 30, 2024	August 28, 2024	0.2000	16,768
Monthly	August 26, 2024	August 29, 2024	September 26, 2024	0.2000	17,490
Monthly	September 26, 2024	September 26, 2024	October 30, 2024	0.2000	18,062
				$2.4000	$170,602

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1833	6,730
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1833	7,188
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1833	7,551
Monthly	July 25, 2024	July 30, 2024	August 28, 2024	0.1833	7,684
Monthly	August 26, 2024	August 29, 2024	September 26, 2024	0.1833	7,938
Monthly	September 26, 2024	September 26, 2024	October 30, 2024	0.1833	8,161
				$2.1997	$77,132

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1851	5
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1951	10
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1951	10
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1951	11
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1951	12
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1951	14
Monthly	July 25, 2024	July 30, 2024	August 28, 2024	0.1951	15
Monthly	August 26, 2024	August 29, 2024	September 26, 2024	0.1951	15
Monthly	September 26, 2024	September 26, 2024	October 30, 2024	0.1951	16
				$2.3412	$117

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
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the Company’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Through September 30, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the fiscal year ended September 30, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.1555	$154,722	$1.9560	$69,409	$2.0967	$106
Distributions in excess of net investment income	0.2445	15,880	0.2437	7,723	0.2445	11
Total	$2.4000	$170,602	$2.1997	$77,132	$2.3412	$117
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
During the fiscal year ended September 30, 2024, the Company repurchased pursuant to such tender offers an aggregate of 1,352,519 Class I and 767,699 Class S shares. The following table presents the share repurchases completed during the fiscal year ended September 30, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2023	446,089	0.69%	$23.62	$10,526
March 31, 2024	348,944	0.41%	23.61	8,217
June 30, 2024	702,746	0.67%	23.53	16,544
September 30, 2024	622,439	0.51%	23.56	14,623
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 6. Borrowings

ING Credit Agreement

On March 25, 2022 (the “ING Closing Date”), the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of September 30, 2024, the size of the ING Credit Agreement facility is $1,185 million (the “Maximum Commitment”), and the ING Credit Agreement facility has a four year availability period (the “Availability Period”) commencing from June 28, 2023 during which loans may be made and a stated maturity date that is five years from June 28, 2023 (the “Maturity Date”). Following the Availability Period, the Company will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the sole current and certain future subsidiaries of us and guaranteed by such subsidiaries.

As of September 30, 2024, borrowings under the ING Credit Agreement are denominated in U.S. dollars and bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 2.05% per annum if the Company has and maintains an investment grade credit rating or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) (“ABR”) plus 1.05% per annum if the Company has and maintains investment grade credit rating. The Company may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. We also pay a commitment fee of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement, subject to increase to 1.00% per annum on the daily unused amount if the daily unused amount is greater than or equal to 65% of the aggregate commitments under the ING Credit Agreement.

At any time during the Availability Period, the Company, as the borrower, may propose an increase in the Maximum Commitment to an amount not to exceed the greater of (a) $1,250.0 million and (b) 150% of shareholders’ equity as of the date on which such increased amount is to be effective, subject to certain conditions, including the consent of the lenders to increase their commitments and of ING.

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

As of September 30, 2024 and September 30, 2023, the Company had $415.0 million and $320.0 million, respectively, outstanding under the ING Credit Agreement. For the fiscal years ended September 30, 2024, September 30, 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company’s borrowings under the ING Credit Agreement bore interest at a weighted average rate of 7.55%, 6.93% and 3.76%, respectively. The Company recorded $38,696, $18,066 and $2,285 of interest expense (inclusive of fees) related to the ING Credit Agreement for the years ended September 30, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022, respectively.

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

The obligations of OSCF Lending SPV under the JPM Loan and Security Agreement are secured by all of the assets held by OSCF Lending SPV.

Borrowings under the JPM Loan and Security Agreement are subject to various covenants under the JPM Agreements as well as the asset coverage requirement contained in the Investment Company Act.

As of September 30, 2024 and September 30, 2023, OSCF Lending SPV had $230.0 million and $125.0 million outstanding under the JPM Loan and Security Agreement, respectively. For the years ended September 30, 2024 and September 30, 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 8.16% and 8.17%, respectively. The Company recorded $18,432 and $3,740 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the years ended September 30, 2024 and 2023, respectively.

SMBC SPV Facility

On September 29, 2023 (the “SMBC Closing Date”), the Company entered into a loan and security agreement (as amended and/or restated, from time to time, the “SMBC Loan and Security Agreement”) among OSCF Lending III SPV, LLC (“OSCF Lending III SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Citibank, N.A., as the account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent and collateral agent, pursuant to which SMBC agreed to extend credit to OSCF Lending III SPV in an aggregate principal amount up to $150 million at any one time outstanding.

The SMBC Loan and Security Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period (the “SMBC Availability Period”) and a stated maturity date that is five years after the SMBC Closing Date. Borrowings under the SMBC Loan and Servicing Agreement are denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending III SPV, either (1) SOFR plus 2.45% up to and including 3.00% depending on the collateral securing the facility or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 1.45% up to and including 2.00% depending on the collateral securing the facility. The Company is required to pay a non-usage fee of 0.50% or 0.75% depending on amounts borrowed by the Company under the facility.

The obligations of OSCF Lending III SPV under the SMBC Loan and Security Agreement are secured by all of the assets held by OSCF Lending III SPV.

Borrowings under the SMBC Loan and Security Agreement are subject to various covenants under the SMBC Agreements as well as the asset coverage requirement contained in the Investment Company Act.

As of September 30, 2024, the Company had $100.0 million outstanding under the SMBC Loan and Security Agreement. As of September 30, 2023, there were no borrowings outstanding under the SMBC Loan and Security Agreement. For the year ended September 30, 2024, the Company’s borrowings under the SMBC Loan and Security Agreement bore interest at a weighted average rate of 8.12%. The Company recorded $4,914 and $8 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the years ended September 30, 2024 and 2023, respectively.

CIBC SPV Facility

On November 21, 2023 (the “CIBC Closing Date”), the Company entered into a loan and servicing agreement (as amended and/or restated, from time to time, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC (“OSCF Lending V SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer,

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent, pursuant to which CIBC agreed to extend credit to OSCF Lending V SPV in an aggregate principal amount up to $150 million (the “ CIBC Maximum Commitment”) at any one time outstanding.

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

Borrowings under the CIBC Loan and Servicing Agreement shall be denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending V SPV, either (1) the SOFR, plus 1.95% or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 0.95%. The applicable spread otherwise in effect shall be increased by 2% per annum after the stated maturity date or when an event of default has occurred and is continuing. The Company is required to pay a non-usage fee of 0.50% on undrawn borrowings.

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

As of September 30, 2024, the Company had $225.0 million outstanding under the CIBC Loan and Servicing Agreement. For the year ended September 30, 2024, the Company’s borrowings under the CIBC Loan and Servicing Agreement bore interest at a weighted average rate of 7.52%. The Company recorded $9,358 of interest expense (inclusive of fees) related to the CIBC Loan and Servicing Agreement for the year ended September 30, 2024.

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

Subject to certain conditions, including consent of DBNY, as facility agent, OSCF Lending IV SPV may (i) propose increases in the DBNY Facility Amount up to an amount not to exceed $1.0 billion in the aggregate, (ii) add additional lender groups and/or (iii) increase the commitment of any lender group with the consent of such lender group. The DBNY Facility Amount may, subject to certain conditions, including consent of DBNY, as facility agent, be so increased to $400 million on the earlier of (x) the one year anniversary of the DBNY Closing Date and (y) the date selected by OSCF Lending IV SPV (via written notice to DBNY, as facility agent) to so increase the DBNY Facility Amount.

As of September 30, 2024, the Company had $100.0 million outstanding under the DBNY Loan Financing and Serving Agreement. For the year ended September 30, 2024, the Company’s borrowings under the DBNY Loan Financing and Servicing Agreement bore interest at a weighted average rate of 7.72%. The Company recorded $4,541 of interest expense (inclusive of fees) related to the DBNY Loan Financing and Serving Agreement for the year ended September 30, 2024.

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

The obligations of OSCF Lending II SPV under the MS Loan and Servicing Agreement are secured by all of the assets held by OSCF Lending II SPV, including certain loans it has made or acquired (such loans, the “OSCF Lending II SPV Loans”), except for certain Retained Interests (as defined in the MS Loan and Servicing Agreement). Under the MS Loan and Servicing Agreement, OSCF Lending II SPV, as borrower, and the Company, as servicer, have made representations and warranties regarding the OSCF Lending II SPV Loans, as well as the Company’s businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities.

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

As of September 30, 2024, the Company had $25.0 million outstanding under the MS Loan and Serving Agreement. For the year ended September 30, 2024, the Company’s borrowings under the MS Loan and Servicing Agreement bore interest at a weighted average rate of 7.68%. The Company recorded $1,649 of interest expense (inclusive of fees) related to the MS Loan and Serving Agreement for the year ended September 30, 2024.

Secured Borrowings

As of September 30, 2024 and 2023, there were no secured borrowings outstanding. The Company did not record any interest expense in connection with secured borrowings for the fiscal years ended September 30, 2024 and 2023. The Company recorded $256 of interest expense in connection with secured borrowings for the period from December 10, 2021 (commencement of operations) to September 30, 2022. The Company’s secured borrowings bore interest at a weighted average rate of 3.00% for the period from December 10, 2021 (commencement of operations) to September 30, 2022.
2028 Unsecured Notes

On November 14, 2023, the Company issued $350 million aggregate principal amount of its 8.400% Notes due 2028 (the “2028 Unsecured Notes”) pursuant to an indenture, dated as of November 14, 2023 (the “Base Indenture”), between the Company and Deutsche Bank Trust Company Americas, as trustee (the “Notes Trustee”), and a first supplemental indenture (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”) to the Base Indenture.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The below table presents the components of the carrying value of the 2028 Unsecured Notes as of September 30, 2024:

($ in millions)
Principal	$350.0
Unamortized financing costs	(3.7)
Unaccreted discount	(1.5)
Interest rate swap fair value adjustment	12.4
Net carrying value	$357.2
Fair Value	$378.6
The below table presents the components of interest and other debt expenses related to the 2028 Unsecured Notes for the year ended September 30, 2024:

($ in millions)	Year ended September 30, 2024
Coupon interest	$25.8
Amortization of financing costs and discount	1.1
Effect of interest rate swap	3.4
Total interest expense	$30.3
Coupon interest rate (net of effect of interest rate swaps)	9.340%
2029 Unsecured Notes
On July 23, 2024, the Company issued $400 million aggregate principal amount of its 6.500% Notes due 2029 (the “2029 Unsecured Notes”) pursuant to the Base Indenture and a second supplemental indenture (the “Second Supplemental Indenture”) to the Base Indenture.
The 2029 Unsecured Notes mature on July 23, 2029, unless previously redeemed or repurchased in accordance with their terms. The 2029 Unsecured Notes bear interest at a rate of 6.500% per year payable semi-annually in arrears on January 23 and July 23 of each year, commencing on January 23, 2025. The 2029 Unsecured Notes are the Company’s direct, unsecured obligations and rank senior in right of payment to its future indebtedness that is expressly subordinated in right of payment to the 2029 Unsecured Notes; equal in right of payment to its existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that we later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by its subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including a covenant requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to the Company by the SEC and to provide financial information to the holders of the 2029 Unsecured Notes and the Notes Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Indenture.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The below table presents the components of the carrying value of the 2029 Unsecured Notes as of September 30, 2024:

($ in millions)
Principal	$400.0
Unamortized financing costs	(4.8)
Unaccreted discount	(2.3)
Interest rate swap fair value adjustment	9.2
Net carrying value	$402.1
Fair Value	$412.0
The below table presents the components of interest and other debt expenses related to the 2029 Unsecured Notes for the year ended September 30, 2024:

($ in millions)	Year ended September 30, 2024
Coupon interest	$4.9
Amortization of financing costs and discount	0.3
Effect of interest rate swap	1.2
Total interest expense	$6.4
Coupon interest rate (net of effect of interest rate swaps)	7.990%

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2024	Year ended September 30, 2023	For the period from December 10, 2021 (commencement of operations) to September 30, 2022
Net increase (decrease) in net assets resulting from operations	$247,851	$86,620	$(6,203)
Net unrealized (appreciation) depreciation	(28,106)	(22,685)	16,155
Book/tax difference due to capital gains incentive fees	3,166	278	—
Other book/tax differences	(18,687)	7,115	(219)
Taxable income (1)	$204,224	$71,328	$9,733
__________________
(1)The Company’s taxable income for the year ended September 30, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. The final taxable income may be different than the estimate.
For the year ended September 30, 2024, the Company recognized a total provision for income tax expense of $885, which was comprised of a current tax expense of $877 and a deferred tax expense of $8.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
As of September 30, 2024, the Company’s last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Overdistributed ordinary income, net	$(60,970)
Net realized capital gains	10,137
Unrealized gains, net	43,084
Accumulated overdistributed earnings	$(7,749)
The aggregate cost of investments for U.S. federal income tax purposes was $4,424.0 million as of September 30, 2024. As of September 30, 2024, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $101.6 million. As of September 30, 2024, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $58.5 million. Net unrealized appreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $43.1 million.

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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company’s total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which the Company broke escrow for its continuous offering. For the year ended September 30, 2024, base management fees were $31,230, none of which was waived. For the fiscal year ended September 30, 2023, base management fees were $10,518, of which $877 was waived. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, base management fees representing $1,359 were fully waived.
Incentive Fee

The Incentive Fee consists of two parts: the Investment Income Incentive Fee and the Capital Gains Incentive Fee (each defined below) (collectively referred to as the "Incentive Fee").

Investment Income Incentive Fee

The Investment Income Incentive Fee is calculated based on the Company’s Pre-Incentive Fee Net Investment Income, which means consolidated interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee and any distribution and/or shareholder servicing fees).

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, is compared to a hurdle of 1.25% per quarter (5.0% annualized) (the “Hurdle Rate”). The Company will pay the Adviser an incentive fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

•Hurdle Rate Return: No incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate;

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

For the year ended September 30, 2024, the Investment Income Incentive Fee was $33,611, none of which was waived. For the fiscal year ended September 30, 2023, the Investment Income Incentive Fee was $10,042, of which $765 was waived. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Investment Income Incentive Fee representing $763 was fully waived.

Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class T shares, Class S shares, Class D shares and Class I shares. As of September 30, 2024, the Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2024 and 2023, there were $2,951 and $278 of accrued Capital Gains Incentive Fees, respectively. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, there were no accrued Capital Gains Incentive Fees. As of September 30, 2024, there were $3,229 of Capital Gains Incentive Fees accrued since inception.

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

For the avoidance of doubt, the Company bears its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of the Company’s officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business and affairs and to acting on the Company’s behalf). The Company’s Board reviews the fees payable under the Administration Agreement to determine that these fees are reasonable and comparable to administrative services charged by unaffiliated third parties.

For the fiscal year ended September 30, 2024, the Company incurred $2,028 of expenses under the Administration Agreement, of which $1,519 was included in administrator expense, $402 was included in general and administrative expenses and $107 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the fiscal year ended September 30, 2023, the Company incurred $1,207 of expenses under the Administration Agreement, of which $939 was included in administrator expense, $192 was included in general and administrative expenses and $76 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company incurred $332 under the Administration Agreement, of which $207 was included in administrator expense, $44 was included in general and administrative expenses and $81 was included in organization expenses and amortization of offering costs on the Consolidated Statements of Operations.

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

The Company will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the initial offering on which, in the aggregate, underwriting compensation from all sources in connection with the initial offering, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from the initial offering. In addition, consistent with the exemptive relief allowing the Company to offer multiple classes of shares, at the end of the month in which the Distribution Manager in conjunction with the

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to the shares held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such shares (or a lower limit as determined by the Distribution Manager or the applicable selling agent), the Company will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares in such shareholder’s account. Compensation paid with respect to the shares in a shareholder’s account will be allocated among each share such that the compensation paid with respect to each individual share will not exceed 10% of the offering price of such share. The Company may modify this requirement in a manner that is consistent with applicable exemptive relief. At the end of such month, the applicable Class S shares or Class D shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S or Class D shares.

The Distribution Manager is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

Either party may terminate the Distribution Manager Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Distribution Manager Agreement. The Company’s obligations under the Distribution Manager Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S and Class D shares will survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Distribution and Servicing Plan

Effective as of February 3, 2022, the Company established a distribution and servicing plan (as amended and restated, the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Distribution Manager with respect to the Class T, Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—%
Class S shares	0.85%
Class D shares	0.25%
Class T shares	0.85%

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. Class I shares are not subject to a shareholder servicing and/or distribution fee.

The Distribution Manager reallows (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

Broker eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class T, Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

For the fiscal years ended September 30, 2024 and 2023, the Company recorded distribution and shareholder servicing fees of $7,018 and 2,024, respectively, primarily all of which were attributable to Class S shares. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Company recorded distribution and shareholder servicing fees of $92, primarily all of which were attributable to Class S shares.

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

For the fiscal year ended September 30, 2024, the Adviser did not make any Expense Payments. For the fiscal year ended September 30, 2024, the Company made reimbursement payments of $1,045 to the Adviser. For the fiscal year ended September 30, 2023, the Adviser made Expense Payments in the amount of $852. For the fiscal year ended September 30, 2023, the Company made reimbursement payments of $1,393 to the Adviser. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser made Expense Payments in the amount of $1,586. For the period from December 10, 2021 (commencement of operations) to September 30, 2022, the Adviser waived its right to receive a Reimbursement Payment from the Company and as of September 30, 2022 no Reimbursement Payments were made to the Adviser. As of September 30, 2024, there were no amounts due to the Adviser from the Company under the Expense Support Agreement.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

(Share amounts in thousands)	For the fiscal year ended September 30, 2024			For the fiscal year ended September 30, 2023			For the period from December 10, 2021 (commencement of operations) to September 30, 2022
	Class I	Class S	Class D	Class I	Class S	Class D	Class I	Class S
Net asset value at beginning of period	$23.56	$23.56	$23.56	$23.47	$23.47	$—	$—	$—
Capital Contribution	—	—	—	—	—	23.23	25.00	23.71
Net investment income (1)	2.16	1.96	2.10	1.98	1.78	0.64	1.37	0.46
Net unrealized appreciation (depreciation) (1)(2)	0.26	0.26	0.26	0.55	0.55	0.43	(2.07)	(0.25)
Net realized gains (losses) (1)	(0.02)	(0.02)	(0.02)	(0.13)	(0.13)	—	0.01	0.01
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	—	—	—	—	—	(0.02)	(0.01)
Net increase (decrease) in net assets resulting from operations	2.40	2.20	2.34	2.40	2.20	1.07	(0.71)	0.21
Distributions of net investment income to shareholders	(2.16)	(1.96)	(2.10)	(2.10)	(1.79)	(0.63)	(0.82)	(0.45)
Distributions in excess of net investment income	(0.24)	(0.24)	(0.24)	(0.21)	(0.32)	(0.11)	—	—
Net asset value at end of period	$23.56	$23.56	$23.56	$23.56	$23.56	$23.56	$23.47	$23.47
Total return (3)	10.68%	9.75%	10.41%	10.73%	9.80%	4.65%	(2.91)%	0.87%
Common shares outstanding at beginning of the period	44,103	20,787	6	13,040	2,588	—	1,000	—
Common shares outstanding at end of period	89,884	44,323	81	44,103	20,787	6	13,040	2,588
Net assets at the beginning of the period	$1,039,238	$489,821	$146	$305,989	$60,738	$—	$25,000	$—
Net assets at end of period	$2,118,000	$1,044,424	$1,916	$1,039,238	$489,821	$146	$305,989	$60,738
Average net assets (4)	$1,677,502	$828,182	$1,184	$606,222	$239,563	$101	$160,162	$42,587
Ratio of net investment income to average net assets (5)	9.13%	8.29%	8.85%	8.31%	7.45%	2.63%	5.72%	1.93%
Ratio of total expenses to average net assets (5)(7)	7.49%	8.33%	7.81%	5.93%	6.74%	2.06%	4.47%	1.61%
Ratio of net expenses to average net assets (5)	7.55%	8.39%	7.87%	5.77%	6.71%	2.16%	2.37%	0.80%
Ratio of portfolio turnover to average investments at fair value (5)	38.81%	38.81%	38.81%	23.61%	23.61%	23.61%	20.48%	20.48%
Weighted average outstanding debt	$1,221,339	$1,221,339	$1,221,339	$230,288	$230,288	$230,288	$53,565	$53,565
Average debt per share (1)	$11.52	$11.52	$11.52	$6.42	$6.42	$6.42	$7.39	$7.39
Asset coverage ratio (6)	270.91%	270.91%	270.91%	443.64%	443.64%	443.64%	588.97%	588.97%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the fiscal years ended September 30, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)
Financial results for the fiscal years ended September 30, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022 have not been annualized for purposes of this ratio.

(6)	Based on outstanding senior securities of $1,856.9 million, $445.0 million and $75.0 million as of September 30, 2024, 2023 and 2022, respectively.
(7)	Total expenses to average net assets is prior to management fee waivers and expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended September 30 for the periods indicated below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
ING Credit Agreement
For the period from December 10, 2021 (commencement of operations) to September 30, 2022	$75,000	5,890	—	N/A
Fiscal 2023	320,000	4,436	—	N/A
Fiscal 2024	415,000	2,709	—	N/A

JPM SPV Facility
Fiscal 2023	$125,000	4,436	—	N/A
Fiscal 2024	230,000	2,709	—	N/A

SMBC SPV Facility
Fiscal 2023	$—	4,436	—	N/A
Fiscal 2024	100,000	2,709	—	N/A

CIBC SPV Facility
Fiscal 2024	$225,000	2,709	—	N/A

DBNY SPV Facility
Fiscal 2024	$100,000	2,709	—	N/A

MS SPV Facility
Fiscal 2024	$25,000	2,709	—	N/A

2028 Unsecured Notes
Fiscal 2024	$350,000	2,709	—	N/A

2029 Unsecured Notes
Fiscal 2024	$400,000	2,709	—	N/A

Total Senior Securities
For the period from December 10, 2021 (commencement of operations) to September 30, 2022	$75,000	5,890	—
Fiscal 2023	445,000	4,436	—
Fiscal 2024	1,845,000	2,709	—
______________
(1)Total amount of each class of senior securities outstanding at the end of the period, presented in thousands.
(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company’s consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.”
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the “ISDA Master Agreement”) with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2024, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$235,495		€213,997	11/7/2024	$—	$3,725	Derivative liability
Foreign currency forward contract	$158,386		£123,967	11/7/2024	—	7,890	Derivative liability
Foreign currency forward contract	$6,602	kr	72,797	11/7/2024	—	312	Derivative liability
					$—	$11,927
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2023.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$47,642	€43,834	11/9/2023	$1,164	$—	Derivative asset
Foreign currency forward contract	$20,888	£16,392	11/9/2023	877	—	Derivative asset
				$2,041	$—
In connection with the issuance of the 2028 Unsecured Notes, the Company entered into interest rate swap agreements with the BNP Paribas pursuant to ISDA Master Agreements. In connection with the issuance of the 2029 Unsecured Notes, the Company entered into interest rate swap agreements with Morgan Stanley Bank, N.A. pursuant to ISDA Master Agreements. Certain information related to the Company’s interest rate swaps is presented below as of September 30, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$12,357	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	9,189	—	Derivative asset
			$21,546	$—

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of September 30, 2024, off-balance sheet arrangements consisted of $642,044 of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $642,044, approximately $600,609 can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2023, off-balance sheet arrangements consisted of $224,611 of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of September 30, 2024 and September 30, 2023 is shown in the table below:

	September 30, 2024	September 30, 2023
Integrity Marketing Acquisition, LLC	$48,889	$—
Poseidon Midco AB	32,272	—
Verona Pharma, Inc.	29,285	—
Accession Risk Management Group, Inc.	28,981	—
PPW Aero Buyer, Inc.	26,797	3,603
Quantum Bidco Limited	24,898	—
Everbridge, Inc.	19,899	—
AmSpec Parent LLC	19,666	—
PetVet Care Centers, LLC	19,210	—
Telephone and Data Systems, Inc.	18,569	—
NFM & J, L.P.	16,947	—
Next Holdco, LLC	16,443	—
Janus Bidco Limited	15,793	—
Monotype Imaging Holdings Inc.	15,061	—
Biscuit Parent, LLC	15,000	—
SEI Holding I Corporation	14,608	2,633
North Star Acquisitionco, LLC	14,066	7,732
CVAUSA Management, LLC	13,657	17,469
Truck-Lite Co., LLC	13,454	—
SumUp Holdings Luxembourg	12,795	—
Delta Leasing SPV II LLC	11,419	11,560
Minotaur Acquisition, Inc.	11,132	—
MRI Software LLC	10,716	—
OneOncology, LLC	10,470	13,159
Sorenson Communications, LLC	10,177	—
Legends Hospitality Holding Company, LLC	9,820	—
ACESO Holding 4 S.A.R.L.	9,511	—
Microf Funding V LLC	8,670	—
IW Buyer LLC	7,504	6,432
107-109 Beech OAK22 LLC	7,501	16,983
Bamboo US Bidco LLC	7,220	9,100
Neptune Platform Buyer, LLC	6,863	—
Protein for Pets Opco, LLC	6,639	—
Enverus Holdings, Inc.	6,567	—
Project Accelerate Parent, LLC	6,250	—
WP CPP Holdings, LLC	5,831	—
USIC Holdings, Inc.	5,692	—
ACP Falcon Buyer Inc	5,333	5,333

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2024	September 30, 2023
Entrata, Inc.	$5,211	$5,211
Inventus Power, Inc.	4,967	4,967
Eyesouth Eye Care Holdco LLC	4,835	—
Crewline Buyer, Inc.	4,573	—
BioXcel Therapeutics, Inc.	4,471	6,932
Harrow, Inc.	4,301	5,018
Evergreen IX Borrower 2023, LLC	4,006	4,006
Violin Finco Guernsey Limited	3,933	—
iCIMs, Inc.	3,710	4,774
Establishment Labs Holdings Inc.	3,378	3,378
Centralsquare Technologies, LLC	3,378	—
Pluralsight, LLC	3,351	611
Kings Buyer, LLC	3,329	5,471
Usalco LLC	3,269	—
107 Fair Street LLC	2,849	3,434
Icefall Parent, Inc.	2,662	—
Finastra USA, Inc.	2,436	3,577
Coupa Holdings, LLC	2,122	2,122
Oranje Holdco, Inc.	1,968	1,968
Avalara, Inc.	1,903	1,903
Salus Workers' Compensation, LLC	1,898	1,898
Grove Hotel Parcel Owner, LLC	1,768	5,305
Galileo Parent, Inc.	991	1,757
112-126 Van Houten Real22 LLC	870	1,892
Dukes Root Control Inc.	853	3,104
Transit Buyer LLC	520	3,850
Supreme Fitness Group NY Holdings, LLC	396	561
ASP-R-PAC Acquisition Co LLC	247	588
LSL Holdco, LLC	244	1,015
Seres Therapeutics, Inc.	—	12,990
Resistance Acquisition, Inc.	—	10,507
MND Holdings III Corp	—	9,331
scPharmaceuticals Inc.	—	7,654
ADC Therapeutics SA	—	4,770
Ardonagh Midco 3 PLC	—	3,520
HUB Pen Company, LLC	—	3,213
Innocoll Pharmaceuticals Limited	—	2,656
SCP Eye Care Services, LLC	—	1,730
Impel Pharmaceuticals Inc.	—	894
	$642,044	$224,611

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended September 30, 2024, except as discussed below.

Share Issuances

On October 1, 2024, the Company issued and sold pursuant to its continuous public offering 2,326,121 Class I shares for proceeds of $54.8 million, 1,414,999 Class S shares for proceeds of $33.3 million and 2,547 Class D shares for proceeds of $0.1 million.

On November 1, 2024, the Company issued and sold pursuant to its continuous public offering 2,314,181 Class I shares for proceeds of $54.5 million, 995,877 Class S shares for proceeds of $23.5 million and 23,355 Class D shares for proceeds of $0.6 million.

Distributions

On October 24, 2024, the Board of Trustees of the Company declared a regular distribution on its outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0167	$0.1833
Class D shares	$0.2000	$0.0049	$0.1951

The distribution is payable to shareholders of record as of October 30, 2024 and will be paid on or about November 26, 2024. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

On November 26, 2024, the Board of Trustees of the Company declared a regular distribution on its outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0167	$0.1833
Class D shares	$0.2000	$0.0049	$0.1951

The distribution is payable to shareholders of record as of November 27, 2024 and will be paid on or about December 27, 2024. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evolution of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2024.

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

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Trustees

Information regarding the Board of Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 years	Number of Portfolio Companies in Fund Complex Overseen by Director (1)	Other Directorships Held by Director (2)
Independent Trustees
Jay Ferguson	1966	Trustee	Since 2021	Co-Founder and Managing Partner at Vicente Capital Partners since 2009.	2	Director, Motorcar Parts of America, Inc. (2016-present); Director, OLPG (2023-present)
Deborah Gero	1960	Trustee	Since 2021	Until 2018, various positions with American International Group, Inc. and its affiliates (collectively, “AIG”), including as a Senior Managing Director and Deputy Chief Investment Officer of AIG Asset Management from 2012 to 2018 and Chief Risk Officer for the Life and Retirement division from 2009 to 2012.	2	Director, OCSL (2019-present)
Allison Keller	1964	Trustee	Since 2021	From 2007 to 2024, Executive Director and Chief Financial Officer of W.M. Keck Foundation and since 2024, President and Chief Financial Officer of W.M. Keck Foundation; from 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations.	2	Director, OLPG (2023-present)
Stephen Mosko	1956	Trustee	Since 2021	Chief Executive Officer of Village Roadshow Entertainment Group since October 2018; from 2015 to 2016, Mr. Mosko served as Chair of Sony Pictures Television for which he remains a consultant. Mr. Mosko also served as the President of Sony Pictures’ U.S. Television operation, Executive Vice President of Sales for Sony Pictures Television and Vice President of the Western Region for Columbia TriStar Television Distribution.	2	Director, OLPG (2023-present)
Interested Trustees
Armen Panossian	1976	Chief Executive Officer and Co-Chief Investment Officer	Since 2021	Chairman, Chief Executive Officer and Co-Chief Investment Officer of the Company; Chief Executive Officer and Chief Investment Officer of OCSL since 2019; Chairman, Chief Executive Officer and Chief Investment Officer of OLPG since 2023; Chief Executive Officer and Chief Investment Officer of Oaktree Strategic Income Corporation (“OCSI”) from September 2019 to March 2021, and of Oaktree Strategic Income II (“OSI II”) from September 2019 until January 2023; Managing Director and Head of Liquid Credit of OCM; as well as portfolio manager for OCM’s U.S. Senior Loan strategy. Mr. Panossian also oversees OCM’s Structured Credit, U.S., European and Global High Yield Bond, European Senior Loan, and U.S., Non-U.S. and High Income Convertibles strategies.	2	Director, OLPG (2023-present)
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

Executive Officers Who Are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Age	Position
Mathew Pendo	61	President
Raghav Khanna	41	Co-Chief Investment Officer
Christopher McKown	43	Chief Financial Officer and Treasurer
Ashley Pak	46	Chief Compliance Officer

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

Allison Keller. Ms. Keller is a Trustee of the Company and a member of our Audit Committee. Ms. Keller has served as a Director of OLPG since February 2023. From 2007 to 2024, Ms. Keller was the Executive Director and Chief Financial Officer of the W.M. Keck Foundation and in 2024 was named President and Chief Financial Officer. The W.M. Keck Foundation is

focused primarily on promoting pioneering scientific discoveries as well as undergraduate education and, in Southern California, community programs. Ms. Keller manages the program, investment, staff and administrative activities while working closely with the foundation’s board of directors to develop the foundation’s vision and strategies. From 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations. Previously, Ms. Keller was a corporate partner with O’Melveny & Myers LLP. Ms. Keller’s practice focused on raising public and private capital, counseling private and public company boards of directors on strategic transactions and corporate governance policies, negotiating business combinations and reviewing complex regulatory filings. Ms. Keller’s philanthropic work includes board service in both public and private higher education and K-12 education and medical research and education. Ms. Keller has also performed pro bono legal work for multiple community organizations in Los Angeles. Ms. Keller earned her A.B. from Princeton University and J.D. from UCLA School of Law.

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

Interested Trustees

Armen Panossian. Mr. Panossian is Chairman of the Board of Trustees, Chief Executive Officer and Co-Chief Investment Officer. From September 2019 until January 2023, Mr. Panossian served as Chief Executive Officer, Chief Investment Officer, Director and Chairman of OSI II. Mr. Panossian has also served as Chief Executive Officer and Chief Investment Officer of OCSL since September 2019. Mr. Panossian also served as the Chief Executive Officer and Chief Investment Officer of OCSI from September 2019 until OCSI merged with and into OCSL on March 19, 2021. Mr. Panossian is a managing director and Head of Performing Credit at OCM, where his responsibilities include oversight of the firm’s performing credit activities including the senior loan, high yield bond, private credit, convertibles, structured credit and emerging markets debt strategies. He also serves as a portfolio manager within the Global Private Debt and Global Credit strategies. In January 2014, he joined the U.S. Senior Loan team to assume co-portfolio management responsibilities and lead the development of OCM’s CLO business. Mr. Panossian joined Oaktree from Pequot Capital Management, where he worked on their distressed debt strategy. Mr. Panossian received a B.A. degree in economics with honors and distinction from Stanford University, where he was elected to Phi Beta Kappa. Mr. Panossian then went on to receive an M.S. degree in health services research from Stanford Medical School and J.D. and M.B.A. degrees from Harvard Law School and Harvard Business School. Mr. Panossian serves on the Advisory Board of the Stanford Institute for Economic Policy Research. He is a member of the State Bar of California.

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

Raghav Khanna. Mr. Khanna has served as our Co-Chief Investment Officer since November 2024. Mr. Khanna is a managing director within Oaktree’s Global Private Debt strategy where he is a co-portfolio manager for its Strategic Credit platform and an investment committee member for its Direct Lending platform. He first joined Oaktree in 2012 as a member of the Global Opportunities group before becoming a founding member of the Strategic Credit strategy in 2014. Prior to joining Oaktree, Mr. Khanna was an investment professional at the Carlyle Group focusing on buyout opportunities in the financial services space and an analyst at Goldman Sachs. Mr. Khanna received a B.S. degree in electrical engineering and economics from Yale University and an M.B.A. from the Stanford Graduate School of Business.

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

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board of Trustees. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board of Trustees regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements. The Audit Committee is presently composed of four persons, Jay Ferguson, Deborah Gero, Allison Keller and Stephen Mosko, each of whom is an independent Trustee. Deborah Gero serves as the chair of the Audit Committee. Our Board of Trustees has determined that Ms. Gero qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the Investment Company Act. During the fiscal year ended September 30, 2024, the Audit Committee met eight times.

A copy of the charter of the Audit Committee is available on the Company’s website at https://osc.brookfieldoaktree.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended September 30, 2024, such persons complied with all such filing requirements.

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

During the fiscal year ended September 30, 2024, the Board met four times.

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

Securities Trading Policy

The Company has adopted a Securities Trading Policy applicable to us, our officers and our trustees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Securities Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

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

Compensation earned by our trustees from the Company and the Fund Complex (as defined below) during the fiscal year ended September 30, 2024 was as follows:

	Total Compensation earned from the Company for the fiscal year ended September 30, 2024	Total Compensation earned from Fund Complex(1) for the fiscal year ended September 30, 2024
Interested Trustees
Armen Panossian	$—	$—
Independent Trustees
Jay Ferguson	$107,750	$257,750
Deborah Gero	$115,250	$290,250
Allison Keller	$107,750	$282,750
Steven Mosko	$107,750	$257,750
__________
(1) The “Fund Complex” consists of the Company, OCSL and OLPG.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 18, 2024, information with respect to the beneficial ownership of our Common Shares at the time of the satisfaction of the minimum offering requirement by:

•each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
•each of our Trustees and each of our executive officers; and
•all of our Trustees and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of December 18, 2024.

Shares Beneficially Owned
Name and Address (1)	Number	Percentage
Interested Trustees
Armen Panossian	—	—
Independent Trustees
Jay Ferguson	—	—
Deborah Gero	—	—
Allison Keller	—	—
Steven Mosko	—	—
Executive Officers who are not Trustees
Mathew Pendo	—	—
Raghav Khanna	—	—
Christopher McKown	—	—
Ashley Pak	—	—
Other
Oaktree Fund GP I, L.P.	4,000,000	2.8%
All officers and Trustees as a group (9 persons)	—	—
__________
* Less than 0.1%.
(1) The address of Oaktree Fund GP I, L.P. and each of our Trustees and executive officers listed in the table above is Oaktree Strategic Credit Fund, c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

The following table sets forth the dollar range of our equity securities as of December 18, 2024.

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
(3) The dollar range of equities securities beneficially owned by our Trustees is based on our NAV as of September 30, 2024.
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
For the fiscal year ended September 30, 2024, the Adviser did not make any Expense Payments. For the fiscal year ended September 30, 2024, the Company made reimbursement payments of $1,045 to the Adviser, which includes reimbursement of Expense Payments made by the Adviser for prior periods.

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

Item 14. Principal Accountant Fees and Services

Independent Auditor’s Fees
The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, for the fiscal years ended September 30, 2024 and 2023:

	2024	2023
Audit Fees	$610,000	$320,000
Audit-Related Fees	—	$10,000
Aggregate Non-Audit Fees:
Tax Fees	$63,100	$38,200
All Other Fees	—	—
Total Aggregate Non-Audit Fees	$63,100	$38,200
Total Fees	$673,100	$368,200

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

Aggregate Non-Audit Fees. Aggregate non-audit fees billed by EY to Oaktree and its affiliates who provide on-going services to the Company during the fiscal year ended September 30, 2024 were $10,869,686. The Audit Committee does not consider the provision of such services to be incompatible with maintaining EY’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm	104
Consolidated Statements of Assets and Liabilities as of September 30, 2024 and September 30, 2023	105
Consolidated Statements of Operations for the years ended September 30, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022	107
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022	108
Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022	109
Consolidated Schedule of Investments as of September 30, 2024	111
Consolidated Schedule of Investments as of September 30, 2023	122
Notes to Consolidated Financial Statements	130

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Third Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit (a)(1) to Post-Effective Amendment No. 4 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on January 31, 2024)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 4 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on January 31, 2024)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to Post-Effective Amendment No. 6 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on May 9, 2024)
4.2	Description of Securities*
4.3	Indenture, dated as of November 14, 2023, between Oaktree Strategic Credit Fund and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 14, 2023.)
4.4	First Supplemental Indenture, dated as of November 14, 2023, relating to the 8.400% Notes due 2028, between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed November 14, 2023.)
4.5	Form of 8.400% Notes due 2028 sold in reliance upon Rule 144A under the Securities Act (contained in the First Supplemental Indenture filed as Exhibit 4.4 hereto.)
4.6	Form of 8.400% Notes due 2028 sold in reliance upon Rule 501(a)(1), (2), (3), (7) or (9) under the Securities Act (contained in the First Supplemental Indenture filed as Exhibit 4.4 hereto.)
4.7	Second Supplemental Indenture, dated as of July 23, 2024, relating to the 6.500% Notes due 2029, between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on form 8-K, filed July 23, 2024)
4.8	Form of 6.500% Notes due 2029 sold in reliance upon Rule 144A under the Securities Act (contained in the Second Supplemental Indenture filed as Exhibit 4.7 hereto)
4.9	Form of 6.500% Notes due 2029 sold in reliance upon Regulation S under the Securities Act (contained in the Second Supplemental Indenture filed as Exhibit 4.7 hereto)
10.1	Third Amended and Restated Distribution Manager Agreement between the Company and the Distribution Manager, dated as of May 9, 2024*
10.2	Amended and Restated Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(3) to Post-Effective Amendment No. 6 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on May 9, 2024)
10.3	Expense Support and Conditional Reimbursement Agreement by and among the Company and Adviser, dated as of February 3, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.4	Services Agreement between the Company and DST Systems, Inc., as Transfer Agent, dated as of December 21, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.5	Amended and Restated Distribution Reinvestment Plan, dated as of May 9, 2024 (incorporated by reference to Exhibit (e)(2) to Post-Effective Amendment No. 6 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on May 9, 2024)
10.6	Amended and Restated Distribution and Servicing Plan, dated as of May 9, 2024 (incorporated by reference to Exhibit (h)(6) to Post-Effective Amendment No. 6 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on May 9, 2024)
10.7	Amended and Restated Multi-Class Plan, dated as of February 3, 2022 (incorporated by reference to Exhibit (k)(5) to Post-Effective Amendment No. 6 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on May 9, 2024)
10.8	Custody Agreement between the Company and The Bank of New York Mellon, as Custodian, dated as of February 3, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.9	Senior Secured Revolving Credit Agreement, dated as of March 25, 2022, among the Company, as Borrower, the lenders party thereto and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2022.)

10.10	Incremental Commitment and Assumption Agreement, dated as of May 25, 2022, among the Company, the subsidiary guarantor party thereto, ING Capital LLC, as administrative agent and issuing bank, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 27, 2022.)
10.11	Incremental Commitment and Assumption Agreement, dated as of October 6, 2022, among the Company, the subsidiary guarantor party thereto, ING Capital LLC, as administrative agent and issuing bank, Apple Bank For Savings (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
10.12	Amendment No. 1, dated as of June 28, 2023, to that certain Senior Secured Credit Agreement, dated as of March 25, 2022, as amended prior to June 28, 2023, among the Company, the subsidiary guarantor party thereto, the lenders named therein and ING Capital LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 5, 2023.)
10.13	Loan and Security Agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 1, 2023.)
10.14	Sale and Participation Agreement, dated as of February 24, 2023, between OSCF Lending SPV, LLC, as buyer, and Oaktree Strategic Credit Fund, as seller (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 1, 2023.)
10.15	Amendment No. 1, dated as of July 5, 2023, to the Loan and Security Agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2023.)
10.16	Amendment No. 2, dated as of May 29, 2024, to the Loan and Security Agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit (13)(l) to the Registrant’s Registration Statement on Form N-14, filed July 26, 2024).
10.17	Loan and Servicing Agreement, dated as of September 29, 2023, among OSCF Lending III SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor and servicer, Citibank, N.A., as account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 5, 2023.)
10.18	Sale and Participation Agreement, dated as of September 29, 2023, between OSCF Lending III SPV, LLC, as buyer, and Oaktree Strategic Credit Fund, as seller (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 5, 2023.)
10.19	First Amendment to Loan and Servicing Agreement, dated as of December 22, 2023, by and among OSCF Lending III SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor, Oaktree Strategic Credit Fund, as servicer, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, Citibank, N.A., as account bank and collateral custodian and Virtus Group, LP, as collateral administrator (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed February 13, 2024)
10.20	Amendment No. 2 to Loan and Servicing Agreement, dated as of June 27, 2024, to the Loan and Servicing Agreement, dated as of September 29, 2023, among OSCF Lending III SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor and servicer, Citibank, N.A., as account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2024)
10.21	Loan and Servicing Agreement, dated as of November 21, 2023, among OSCF Lending V SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 27, 2023.)
10.22	First Amendment to Loan and Servicing Agreement, dated as of May 17, 2024, to the Loan and Servicing Agreement, dated as of November 21, 2023, among OSCF Lending V SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit (13)(p) to the Registrant’s Registration Statement on Form N-14, filed July 26, 2024).
10.23	Loan Financing and Servicing Agreement, dated as of February 15, 2024, among OSCF Lending IV SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 22, 2024)

10.24	First Amendment to Loan and Servicing Agreement, dated as of May 14, 2024, to the Loan Financing and Servicing Agreement, dated as of February 15, 2024, among OSCF Lending IV SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian (incorporated by reference to Exhibit (13)(s) to the Registrant’s Registration Statement on Form N-14, filed July 26, 2024).
10.25	Second Amendment to Loan Financing and Servicing Agreement, dated as of August 14, 2024, to the Loan Financing and Servicing Agreement, dated as of February 15, 2024, among OSCF Lending IV SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian*
10.26	Loan and Servicing Agreement, dated as of February 23, 2024, among OSCF Lending II SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 28, 2024)
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022.)
19.1	Securities Trading Policy*
21	OSCF Blocker Holdings, Inc. (Delaware)
OSCF Lending SPV, LLC (Delaware)
OSCF Lending II SPV, LLC (Delaware)
OSCF Lending III SPV, LLC (Delaware)
OSCF Lending IV SPV, LLC (Delaware)
OSCF Lending V SPV, LLC (Delaware)
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
Chairman, Chief Executive Officer and Co-Chief Investment Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer
Date: December 18, 2024

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian and Christopher McKown, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armen Panossian Armen Panossian	Chairman, Chief Executive Officer and Co-Chief Investment Officer (principal executive officer)	December 18, 2024

/s/ Christopher McKown Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 18, 2024

/s/ Jay Ferguson Jay Ferguson	Trustee	December 18, 2024

/s/ Deborah A. Gero Deborah A. Gero	Trustee	December 18, 2024

/s/ Allison Keller Allison Keller	Trustee	December 18, 2024

/s/ Steve Mosko Steve Mosko	Trustee	December 18, 2024