Form 10-Q
period 2024-12-31
Oaktree Strategic Credit Fund
filed 2025-02-12
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
(213) 830-6300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2025*
Class I shares of beneficial interest, $0.01 par value	100,336,181
Class S shares of beneficial interest, $0.01 par value	49,244,218
Class D shares of beneficial interest, $0.01 par value	113,127
Class T shares of beneficial interest, $0.01 par value	—
* Common shares outstanding exclude February 1, 2025 subscriptions because the issuance price is not yet finalized as of the date hereof.

As of December 31, 2024, there was no established public market for the registrant’s common shares of beneficial interest.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2024

PART I

Item 1. Financial Statements and Supplementary Data

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2024 (unaudited)	September 30, 2024
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost December 31, 2024: $5,005,474; cost September 30, 2024: $4,530,412)	$5,023,732	$4,576,233
Cash and cash equivalents	334,753	480,836
Restricted cash	54,669	43,328
Interest receivable	37,413	34,549
Due from broker	3,680	—
Receivables from unsettled transactions	97,273	45,731
Deferred financing costs	18,726	20,150
Deferred offering costs	1,386	554
Derivative assets at fair value	21,420	21,546
Other assets	289	439
Total assets	$5,593,341	$5,223,366
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,788	$2,886
Dividends payable	28,389	26,238
Base management fee and incentive fee payable	18,217	17,395
Payable for share repurchases	20,910	14,635
Due to broker	—	4,040
Due to affiliates	3,513	3,727
Interest payable	26,350	26,370
Payables from unsettled transactions	30,367	97,396
Director fees payable	—	116
Derivative liabilities at fair value	4,117	11,927
Deferred tax liability	53	8
Credit facilities payable	1,310,000	1,095,000
Unsecured notes payable (net of $8,080 and $8,526 of unamortized financing costs as of December 31, 2024 and September 30, 2024, respectively)	736,321	759,288
Total liabilities	2,181,025	2,059,026
Commitments and contingencies (Note 12)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 145,073 and 134,288 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	1,451	1,343
Additional paid-in-capital	3,424,746	3,170,746
Accumulated distributable earnings (loss)	(13,881)	(7,749)
Total net assets (equivalent to $23.52 and $23.56 per common share as of December 31, 2024 and September 30, 2024, respectively) (Note 10)	3,412,316	3,164,340
Total liabilities and net assets	$5,593,341	$5,223,366
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	December 31, 2024 (unaudited)	September 30, 2024
Class I Shares:
Net assets	$2,286,444	$2,118,000
Common shares outstanding ($0.01 par value, unlimited shares authorized)	97,207	89,884
Net asset value per share	$23.52	$23.56
Class S Shares:
Net assets	$1,123,357	$1,044,424
Common shares outstanding ($0.01 par value, unlimited shares authorized)	47,759	44,323
Net asset value per share	$23.52	$23.56
Class D Shares:
Net assets	$2,515	$1,916
Common shares outstanding ($0.01 par value, unlimited shares authorized)	107	81
Net asset value per share	$23.52	$23.56

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023
Interest income:
Non-control/Non-affiliate investments	$134,062	$67,737
Interest on cash and cash equivalents	3,933	2,835
Total interest income	137,995	70,572
PIK interest income:
Non-control/Non-affiliate investments	2,695	621
Total PIK interest income	2,695	621
Fee income:
Non-control/Non-affiliate investments	946	401
Total fee income	946	401
Total investment income	141,636	71,594
Expenses:
Base management fee	10,462	5,756
Investment income incentive fee	10,749	5,754
Capital gains incentive fee	572	2,141
Professional fees	1,041	835
Class S and Class D distribution and shareholder servicing fees	2,352	1,281
Board of trustees fees	116	91
Organization expenses	1	—
Amortization of continuous offering costs	367	222
Interest expense	42,420	17,740
Administrator expense	248	302
General and administrative expenses	838	624
Total expenses	69,166	34,746
Expense reimbursements (support) (Note 9)	—	1,045
Net expenses	69,166	35,791
Net investment income before taxes	72,470	35,803
(Provision) benefit for taxes on net investment income	(265)	—
Net investment income	72,205	35,803
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(30,340)	21,777
Foreign currency forward contracts	31,303	(4,858)
Net unrealized appreciation (depreciation)	963	16,919
Realized gains (losses):
Non-control/Non-affiliate investments	4,045	(1,078)
Foreign currency forward contracts	(368)	1,531
Net realized gains (losses)	3,677	453
Provision for income tax (expense) benefit	(65)	(241)
Net realized and unrealized gains (losses), net of taxes	4,575	17,131
Net increase (decrease) in net assets resulting from operations	$76,780	$52,934

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023
Operations:
Net investment income	$72,205	$35,803
Net unrealized appreciation (depreciation)	963	16,919
Net realized gains (losses)	3,677	453
Provision for income tax (expense) benefit	(65)	(241)
Net increase (decrease) in net assets resulting from operations	76,780	52,934
Distributions to common shareholders:
Class I	(56,990)	(32,392)
Class S	(25,863)	(14,475)
Class D	(59)	(9)
Net decrease in net assets resulting from distributions	(82,912)	(46,876)
Share transactions:
Class I:
Issuance of Common shares in public offering	173,985	309,178
Share transfers between classes	1,056	—
Issuance of Common shares under distribution reinvestment plan	10,465	5,139
Repurchased shares, net of early repurchase deduction	(12,962)	(8,729)
Net increase from share transactions	172,544	305,588
Class S:
Issuance of Common shares in public offering	76,853	159,230
Share transfers between classes	(1,056)	—
Issuance of Common shares under distribution reinvestment plan	13,033	6,506
Repurchased shares, net of early repurchase deduction	(7,870)	(1,797)
Net increase from share transactions	80,960	163,939
Class D:
Issuance of Common shares in public offering	655	379
Issuance of Common shares under distribution reinvestment plan	26	2
Repurchased shares, net of early repurchase deduction	(77)	—
Net increase from share transactions	604	381
Total increase (decrease) in net assets	247,976	475,966
Net assets at beginning of period	3,164,340	1,529,205
Net assets at end of period	$3,412,316	$2,005,171
Net asset value per common share	$23.52	$23.62
Common shares outstanding at end of period	145,073	84,898

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$76,780	$52,934
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(963)	(16,919)
Net realized (gains) losses	(3,677)	(453)
PIK interest income	(2,695)	(621)
Accretion of original issue discount on investments	(11,092)	(4,944)
Accretion of original issue discount on unsecured notes payable	207	45
Amortization of deferred financing costs	1,926	933
Amortization of deferred offering costs	367	222
Deferred taxes	45	—
Purchases of investments	(942,180)	(988,824)
Proceeds from the sales and repayments of investments	483,080	86,390
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	—	861
(Increase) decrease in interest receivable	(2,865)	(8,706)
(Increase) decrease in receivables from unsettled transactions	(51,542)	(19,371)
(Increase) decrease in due from broker	(3,680)	(2,360)
(Increase) decrease in other assets	150	156
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(363)	(361)
Increase (decrease) in base management fee and incentive fees payable	822	2,720
Increase (decrease) in due to broker	(4,040)	—
Increase (decrease) in due to affiliates	(334)	(6,093)
Increase (decrease) in interest payable	(20)	5,648
Increase (decrease) in payables from unsettled transactions	(67,029)	(51,494)
Increase (decrease) in director fees payable	(116)	—
Net cash used in operating activities	(527,219)	(950,237)
Financing activities:
Distributions paid in cash	(57,237)	(31,504)
Borrowings under credit facilities	345,000	125,000
Repayments of borrowings under credit facilities	(130,000)	—
Issuance of unsecured notes	—	348,236
Proceeds from issuance of common shares	251,493	468,787
Deferred financing costs paid	(92)	(4,248)
Deferred offering costs paid	(814)	(175)
Share repurchases paid	(14,635)	(5,336)
Net cash provided by financing activities	393,715	900,760
Effect of exchange rate changes on foreign currency	(1,238)	(342)
Net increase (decrease) in cash and cash equivalents and restricted cash	(134,742)	(49,819)
Cash and cash equivalents and restricted cash, beginning of period	524,164	151,136
Cash and cash equivalents and restricted cash, end of period	$389,422	$101,317
Supplemental information:
Cash paid for interest	$40,307	$11,113
Non-cash financing activities:
Deferred financing costs incurred	$—	$939
Deferred offering costs incurred	384	84
Distribution payable	28,389	15,750
Reinvestment of dividends during the period	23,524	11,647
Shares repurchases accrued but not yet paid	20,910	10,526
Reconciliation to the Statements of Assets and Liabilities	December 31, 2024	September 30, 2024
Cash and cash equivalents	$334,753	$480,836
Restricted cash	54,669	43,328
Total cash and cash equivalents and restricted cash	$389,422	$524,164
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			13.00%		4/17/2025		$2,475	$2,469	$2,431	(8)(9)(11)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		19,667	19,474	19,531	(8)(9)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			13.00%		2/18/2025		4,440	4,436	4,401	(8)(9)(11)
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	9.36%		11/3/2031		62,388	58,973	59,814	(5)
37 Capital CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.16%		1/15/2034		5,000	5,000	5,038	(5)(10)
AB BSL CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.12%		4/20/2036		3,800	3,800	3,864	(5)(10)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.59%		8/18/2028		39,028	38,565	39,457	(5)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%			11/1/2029		—	(103)	66	(5)(8)(9)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.34%		11/1/2029		3,939	3,939	3,951	(5)(8)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Revolver	SOFR+	4.75%			10/30/2029		—	(13)	9	(5)(8)(9)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%			9/27/2031		€—	(92)	(82)	(5)(8)(9)(10)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.91%		9/27/2031		37,980	37,249	34,590	(5)(8)(10)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	5.50%	10.09%		8/1/2029		$34,320	33,534	34,320	(5)(8)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	5.50%			8/1/2029		—	(122)	—	(5)(8)(9)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	11.73%		10/31/2025		11,166	11,064	11,166	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.98%		8/15/2029		10,406	10,053	10,146	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	23	(8)(10)
AIMCO CLO 12	Multi-Sector Holdings	CLO Notes	SOFR+	6.10%	10.75%		1/17/2032		1,400	1,392	1,406	(5)(10)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	573	(8)
Allegro CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	12.68%		7/21/2037		4,400	4,400	4,492	(5)(10)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan			5.50%	5.50%	10/14/2027		12,609	11,992	10,686	(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Preferred Equity						899,513		949	900	(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						878,545		943	624	(8)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	13.23%		1/2/2029		6,901	6,821	6,832	(5)(8)
Anchorage Capital CLO 16, LTD	Multi-Sector Holdings	CLO Notes	SOFR+	7.61%	12.23%		1/19/2035		2,000	1,949	2,008	(5)(10)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.86%		12/6/2027		93,496	92,454	93,496	(5)(8)
Ardonagh Midco 3 PLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.90%		2/17/2031		57,299	56,439	56,783	(5)(8)(10)
Ares LXVIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	5.75%	10.38%		4/25/2035		5,000	5,000	5,087	(5)(10)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	11.79%		4/15/2034		3,500	3,399	3,509	(5)(10)
Artera Services, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.83%		2/15/2031		47,363	46,979	47,031	(5)
Artera Services, LLC	Construction & Engineering	Fixed Rate Bond			8.50%		2/15/2031		12,660	12,660	12,216
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.51%		12/29/2027		993	983	965	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.85%		12/29/2027		4,800	4,752	4,666	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.47%		12/29/2027		118	112	101	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.08%		2/25/2028		5,231	5,175	3,923	(5)(8)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		8,316	6,305	1,663	(5)(8)(12)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.46%		8/19/2028		10,572	10,506	10,558	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.71%		8/19/2028		$23,953	$23,348	$24,004	(5)
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%			2/15/2029		—	—	—	(5)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		22,979	20,777	21,861
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809		5,693	6,947	(8)
Aurelia Netherlands Midco 2 B.V.	Interactive Media & Services	First Lien Term Loan	E+	5.75%	8.93%		5/29/2031		€52,991	52,021	50,111	(5)(8)(10)
Avalara, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.58%		10/19/2028		$19,029	18,728	19,029	(5)(8)
Avalara, Inc.	Application Software	First Lien Revolver	SOFR+	6.25%			10/19/2028		—	(30)	—	(5)(8)(9)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.36%		12/5/2031		121,929	119,517	119,540	(5)(8)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		—	(257)	(253)	(5)(8)(9)
Bain Capital Credit CLO 2022-3	Multi-Sector Holdings	CLO Notes	SOFR+	3.70%	8.35%		7/17/2035		3,500	3,376	3,515	(5)(10)
Bain Capital Credit CLO, Limited	Multi-Sector Holdings	CLO Notes	SOFR+	7.54%	12.16%		4/20/2034		1,750	1,733	1,764	(5)(10)
Bain Capital Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.40%	6.62%		7/17/2034		€1,307	1,251	1,248	(5)(10)
Ballyrock CLO 19	Multi-Sector Holdings	CLO Notes	SOFR+	7.11%	11.73%		4/20/2035		$2,220	2,223	2,230	(5)(10)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	9.77%		9/30/2030		25,574	24,966	25,318	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	5.25%	8.25%		9/30/2030		€16,859	16,458	16,312	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	9.77%		9/30/2030		$2,304	2,251	2,265	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%			9/30/2030		—	(16)	(33)	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%			9/30/2030		—	—	(33)	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	5.25%			9/30/2030		—	(124)	(52)	(5)(8)(9)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		3,373	3,312	2,918	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		1,398	1,397	1,210	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						223,550		—	81	(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						15,566		74	5	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						4,471		—	1	(8)(10)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%			2/27/2031		—	(80)	(165)	(5)(8)(9)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		2/27/2031		32,949	32,631	32,719	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		2/27/2031		49,750	49,004	49,402	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/27/2031		—	(225)	(105)	(5)(8)(9)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	5.00%	9.36%		3/12/2029		56,758	55,746	57,528	(5)
BMC Software Inc	Systems Software	First Lien Term Loan	SOFR+	3.75%	8.34%		7/30/2031		30,000	29,925	30,285	(5)
Canyon CLO 2020-3	Multi-Sector Holdings	CLO Notes	SOFR+	7.15%	11.81%		10/15/2037		5,490	5,490	5,631	(5)(10)
Carlyle Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.30%	6.48%		10/15/2035		€1,510	1,383	1,453	(5)(10)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.36%	12.01%		7/17/2034		$488	458	472	(5)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.50%	10.20%		6/21/2028		£33,265	32,586	33,419	(5)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.25%	10.20%		4/29/2029		23,239	22,939	23,028	(5)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	7.25%	3.38%	4/12/2030		$30,371	29,719	30,219	(5)(8)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(74)	(17)	(5)(8)(9)
CIFC European Funding VI	Multi-Sector Holdings	CLO Notes	E+	5.96%	9.38%		10/15/2037		€2,733	2,726	2,588	(5)(10)
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	8.08%		3/21/2031		$20,000	$19,854	$20,089	(5)
Cloud Software Group, Inc.	Application Software	Fixed Rate Bond			6.50%		3/31/2029		8,874	8,176	8,721
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	11.11%		5/13/2026		3,890	3,856	3,848	(5)(8)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	11.19%		5/13/2026		11,965	11,815	11,832	(5)(8)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		32,277	30,136	31,389
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.83%		4/6/2029		18,328	17,937	17,932	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030		—	(15)	—	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	9.84%		2/27/2030		13,397	13,149	13,397	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029		—	(16)	—	(5)(8)(9)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.25%	9.63%		12/18/2031		106,479	104,626	104,616	(5)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.25%			12/18/2031		—	(266)	(267)	(5)(8)(9)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	11.11%		11/8/2030		3,080	3,005	3,034	(5)(8)
Crewline Buyer, Inc.	Systems Software	First Lien Term Loan	SOFR+	6.75%	11.11%		11/8/2030		43,911	42,994	43,252	(5)(8)
Crewline Buyer, Inc.	Systems Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(96)	(69)	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(154)	—	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%			5/22/2029		—	(100)	—	(5)(8)(9)
CVAUSA Management, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	11.02%		5/22/2029		21,596	21,300	21,596	(5)(8)
CVAUSA Management, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%			5/22/2029		—	(56)	—	(5)(8)(9)
CVC Cordatus Loan Fund XXXI	Multi-Sector Holdings	CLO Notes	E+	6.64%	10.25%		6/15/2037		€5,357	5,303	5,225	(5)(10)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028		$31,354	31,081	30,833
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		27,573	27,573	27,573	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		38,591	38,591	38,591	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330		330	430	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25		—	—	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(8)(10)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	9.85%		8/2/2027		1,831	1,817	1,840	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	10.10%		8/2/2029		19,069	18,644	18,760	(5)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.75%	9.11%		4/26/2029		37,810	36,820	38,164	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.27%		12/8/2028		1,047	1,033	1,041	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	11.16%		12/8/2028		11,656	11,484	11,594	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	11.28%		12/8/2028		551	530	546	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	9.55%		4/2/2029		$5,211	$5,180	$5,128	(5)
Engineering Research And Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.51%		8/29/2031		31,980	31,466	31,900	(5)(8)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.09%		7/10/2030		45,147	44,257	45,147	(5)(8)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			7/10/2028		—	(92)	—	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(34)	—	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.86%		12/24/2029		53,764	53,095	53,764	(5)(8)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%	9.86%		12/24/2029		123	72	123	(5)(8)(9)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		1,832	1,816	1,832	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		1,689	1,656	1,723	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		—	—	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		11,437	11,365	11,437	(8)(10)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.59%		7/2/2031		7,739	7,670	7,654	(5)(8)(9)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.59%		7/2/2031		78,956	78,561	78,617	(5)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(39)	(34)	(5)(8)(9)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		9/30/2030		9,075	8,984	9,075	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		9/30/2030		35,943	35,206	35,943	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(79)	—	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	10.15%		10/5/2029		3,199	3,144	3,151	(5)(8)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	10.00%		10/5/2029		49	—	(23)	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						885		885	913	(8)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	11.65%		9/13/2029		43,404	42,724	43,044	(5)(8)(10)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	11.65%		9/13/2029		2,822	2,751	2,784	(5)(8)(9)(10)
Fortress Credit BSL XIX	Multi-Sector Holdings	CLO Notes	SOFR+	8.37%	13.00%		7/24/2036		6,750	6,854	6,938	(5)(10)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.75%	9.38%		10/18/2033		5,000	5,000	5,013	(5)(10)
Fortress Credit BSL XX	Multi-Sector Holdings	CLO Notes	SOFR+	8.51%	13.14%		1/23/2037		5,250	5,356	5,436	(5)(10)
Fortress Credit BSL XXV	Multi-Sector Holdings	CLO Notes	SOFR+	4.30%	8.93%		7/24/2037		2,250	2,250	2,297	(5)(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.75%	10.08%		5/3/2030		83,616	83,158	83,616	(5)(8)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.75%	10.08%		5/3/2029		6,022	5,995	6,022	(5)(8)(9)
Gallatin CLO X 2023-1	Multi-Sector Holdings	CLO Notes	SOFR+	5.41%	10.07%		10/14/2035		5,000	4,913	5,075	(5)(10)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%			10/15/2031		—	(101)	(98)	(5)(8)(9)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%	9.41%		10/15/2031		56,177	55,632	55,649	(5)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.75%	9.27%		10/15/2031		2,601	2,525	2,528	(5)(8)(9)
Global Aircraft Leasing Co Ltd	Trading Companies & Distributors	Fixed Rate Bond			8.75%		9/1/2027		50,841	50,841	51,916	(10)
Greenway Health, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.75%	11.08%		4/1/2029		24,813	24,214	24,813	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.46%		6/21/2027		$3,537	$3,502	$3,456	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.46%		6/21/2027		17,286	17,115	16,894	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%	12.65%		6/21/2027		707	690	667	(5)(8)(9)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.71%		4/9/2029		25,105	24,658	24,790	(5)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	11.28%		1/19/2026		4,301	4,261	4,366	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.97%		1/19/2026		1,792	1,773	1,819	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.98%		1/19/2026		9,319	9,232	9,459	(5)(8)(10)
Henley CLO II	Multi-Sector Holdings	CLO Notes	E+	5.71%	8.80%		1/25/2034		€3,495	3,495	3,330	(5)(10)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	5.00%	9.57%		2/15/2029		$33,014	32,664	33,334	(5)(10)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			9.00%		2/15/2029		6,142	6,142	6,420	(10)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	12.77%		5/16/2028		28,394	27,820	29,581	(5)(8)(10)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	10.86%		1/25/2030		27,948	27,476	27,948	(5)(8)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(45)	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.88%		8/18/2028		2,325	2,300	2,292	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%			8/18/2028		—	—	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.38%		8/18/2028		16,314	16,163	15,824	(5)(8)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	10.34%		8/18/2028		289	274	246	(5)(8)(9)
Inmar Inc	Application Software	First Lien Term Loan	SOFR+	5.00%	9.51%		10/30/2031		48,402	48,164	48,621	(5)
Innocoll Pharmaceuticals Limited	Health Care Technology	Warrants						57,693		85	—	(8)(10)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.51%		8/25/2028		61,469	60,939	61,272	(5)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(188)	(121)	(5)(8)(9)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(70)	(25)	(5)(8)(9)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.97%		6/30/2025		43,216	43,114	42,568	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			6/30/2025		—	(37)	(74)	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.43%		6/28/2029		5,522	5,467	5,474	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.43%		6/28/2029		32,124	31,471	31,845	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	5.00%			6/28/2029		—	(152)	(65)	(5)(8)(9)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	6.00%			4/25/2031		—	(197)	—	(5)(8)(9)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SOFR+	6.00%	10.52%		4/25/2031		54,214	52,983	53,992	(5)(8)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	6.00%	10.70%		4/25/2031		£3,064	2,994	3,042	(5)(8)(10)
JN Bidco LLC	Health Care Technology	Common Stock								3,596	3,596	(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.00%	9.18%		10/29/2027		$4,742	4,694	4,623	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.00%	9.18%		10/29/2027		58,255	57,652	56,798	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	11.50%		10/29/2027		1,221	1,170	1,099	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.00%	11.50%		10/29/2027		$166	$160	$150	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%			12/2/2031		—	(71)	(70)	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%	9.43%		11/28/2031		39,033	38,455	38,463	(5)(8)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.46%		10/29/2028		42,188	41,503	40,896	(5)
Latam Airlines Group S.A.	Passenger Airlines	Fixed Rate Bond			7.88%		4/15/2030		7,775	7,775	7,881	(10)
Learfield Communications LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	5.00%	9.36%		6/30/2028		47,502	47,353	48,031	(5)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	7.27%	2.75%	8/22/2031		56,041	54,986	55,038	(5)(8)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%			8/22/2031		—	(31)	(33)	(5)(8)(9)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.44%		8/22/2030		655	$532	$538	(5)(8)(9)
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	8.80%		12/2/2031		39,459	39,066	39,459	(5)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.46%		1/31/2028		1,034	991	985	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.46%		1/31/2028		8,883	8,792	8,461	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	10.46%		1/31/2028		284	274	236	(5)(8)(9)
LTI Holdings Inc	Electronic Components	First Lien Term Loan	SOFR+	4.75%	9.11%		7/29/2029		29,196	28,793	29,280	(5)(10)
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.09%		8/25/2031		37,608	35,455	36,386	(5)
Madison Park Euro Funding XIV	Multi-Sector Holdings	CLO Notes	E+	3.60%	6.78%		7/15/2032		€7,036	6,783	6,692	(5)(10)
Madison Park Funding LXIII	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	10.13%		4/21/2035		$5,000	5,000	5,078	(5)(10)
Marble Point CLO XVII	Multi-Sector Holdings	CLO Notes	SOFR+	3.65%	8.27%		7/20/2037		3,000	3,000	3,016	(5)(10)
Mauser Packaging Solutions Holding Co	Metal, Glass & Plastic Containers	Fixed Rate Bond			7.88%		4/15/2027		12,500	12,372	12,768
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		1,858	1,793	1,853	(8)(10)
Mesoblast, Inc.	Biotechnology	Common Stock						8,529		62	169	(10)
Mesoblast, Inc.	Biotechnology	Warrants						33,174		152	385	(8)(10)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.74%		7/21/2027		5,219	5,115	5,154	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.99%		7/21/2027		1,015	999	1,003	(5)(8)
Microf Funding V LLC	Consumer Finance	First Lien Term Loan	SOFR+	6.58%	10.91%		6/3/2027		14,239	13,986	14,319	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(70)	(70)	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.36%		6/3/2030		6,958	6,819	6,888	(5)(8)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.36%		6/3/2030		41,649	40,897	41,233	(5)(8)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(75)	(42)	(5)(8)(9)(10)
Mitchell International Inc	Application Software	Second Lien Term Loan	SOFR+	5.25%	9.61%		6/17/2032		27,135	27,065	26,909	(5)
Mitchell International Inc	Application Software	First Lien Term Loan	SOFR+	3.25%	7.61%		6/17/2031		17,057	16,972	17,088	(5)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.86%		7/1/2031		42,650	41,856	41,416	(5)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.02%		2/28/2031		1,404	1,348	1,404	(5)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.01%		2/28/2031		71,928	70,849	71,928	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(117)	—	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		2/10/2027		460	426	417	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		2/10/2027		7,109	7,104	7,046	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		2/10/2027		58,105	57,507	57,593	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	9.08%		2/10/2027			$328	$297	$276	(5)(8)(9)
Neptune Platform Buyer, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%			1/19/2031			—	(13)	—	(5)(8)(9)
Neptune Platform Buyer, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%	9.58%		1/19/2031			32,899	32,401	32,754	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.75%			11/12/2030			—	(90)	—	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.75%	10.27%		11/12/2030			46,274	45,580	46,274	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.75%			11/9/2029			—	(67)	—	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	10.59%		11/10/2029			1,382	1,249	1,234	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	10.37%		11/10/2029			22,071	21,630	21,806	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Revolver	SOFR+	5.75%			11/10/2029			—	(99)	(60)	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.00%	9.10%		5/3/2029			5,744	6,148	6,082	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	9.08%		5/3/2029			3,322	3,273	3,313	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	9.08%		5/3/2029			36,259	35,735	36,168	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	5.00%	9.08%		5/3/2029			27,916	27,777	27,847	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	NIBOR+	5.00%	9.45%		5/3/2029		kr	6,229	6,198	6,059	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	5.00%	9.45%		5/3/2029			£3,941	3,917	3,932	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SONIA+	5.00%			5/3/2029			—	(31)	(15)	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.75%			5/3/2029			—	(63)	(11)	(5)(8)(9)
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	12.02%		7/20/2034			$700	682	698	(5)(10)
Northwoods Capital XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.01%	8.37%		6/20/2034			4,000	3,922	4,014	(5)(10)
Octagon 66	Multi-Sector Holdings	CLO Notes	SOFR+	5.09%	9.58%		11/16/2036			3,000	2,970	3,091	(5)(10)
OFSI BSL XIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.50%	9.12%		4/20/2037			5,000	5,000	5,034	(5)(10)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	12.10%		4/20/2034			1,105	1,049	1,093	(5)(10)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.33%		6/10/2030			17,122	16,951	16,951	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.68%		6/10/2030			11,500	11,334	11,271	(5)(8)(9)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	10.58%		6/10/2030			8,539	8,326	8,539	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	10.58%		6/10/2030			22,599	22,160	22,599	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/11/2029			—	(85)	—	(5)(8)(9)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.36%		10/30/2031			47,774	47,308	47,320	(5)(8)(10)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031			—	(69)	(68)	(5)(8)(9)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	10.20%		10/30/2031			£7,397	7,325	7,053	(5)(8)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	8.33%		10/30/2031			€18,532	18,351	17,497	(5)(8)(10)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.25%	11.58%		2/1/2029			$16,868	16,580	16,614	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	12.32%		2/1/2029			15,746	15,478	15,746	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029			—	(33)	—	(5)(8)(9)
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.21%		2/1/2028			7,433	7,399	6,936	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.21%		2/11/2028			27,619	27,309	27,561	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.36%		11/15/2030		$72,911	$71,688	$71,598	(5)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(96)	(173)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(156)	(173)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						6,338		6,211	7,352	(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.51%	1.50%	8/22/2029		1,922	1,922	1,922	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.51%	1.50%	8/22/2029		3,330	3,330	3,330	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		12.01%	8/22/2029		5,137	5,137	5,137	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	Common Stock						1,658,698		5,540	4,064	(8)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	8.34%		5/16/2031		€56,472	55,084	51,561	(5)(8)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%			5/16/2031		—	—	(299)	(5)(8)(9)(10)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	11.01%		2/15/2029		$26,421	25,695	26,421	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	10.16%		2/15/2029		14,790	14,710	14,606	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			2/15/2029		—	(187)	(295)	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	PRIME+	5.50%	13.00%		2/15/2029		1,898	1,799	1,898	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	11.56%		1/23/2029		64,614	63,968	64,447	(5)(8)(10)
Project Accelerate Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	5.25%	9.61%		2/24/2031		43,531	43,096	43,531	(5)(8)
Project Accelerate Parent, LLC	Systems Software	First Lien Revolver	SOFR+	5.25%			2/24/2031		—	(63)	—	(5)(8)(9)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			7.15%		10/15/2034		5,240	5,227	5,217	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			10.05%		10/15/2034		5,471	5,387	5,383	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			14.64%		10/15/2034		7,289	7,289	7,276	(8)(10)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.61%		9/20/2030		63,414	62,298	62,260	(5)(8)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(117)	(121)	(5)(8)(9)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.21%		1/31/2028		£21,631	20,881	20,527	(5)(8)(9)(10)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.75%	12.08%		9/21/2028		$18,387	18,045	18,203	(5)(8)
Rockford Tower CLO 2024-1	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	12.10%		4/20/2037		2,500	2,477	2,550	(5)(10)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.00%	14.36%		10/7/2026		13,484	13,243	12,877	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.00%	14.38%		10/7/2026		1,367	1,333	1,281	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						606,357		200	30	(8)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029		98,000	97,914	98,000	(5)(8)(10)(14)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						79,075		258	119	(8)
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.25%	8.58%		12/16/2028		34,571	34,487	34,701	(5)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.52%		3/27/2028		2,475	2,432	2,450	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.52%		3/27/2028		$3,078	$3,001	$3,024	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%			3/27/2028		—	(50)	(38)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%			3/27/2028		—	(38)	(85)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.36%		3/27/2028		17,201	16,867	17,029	(5)(8)
Seres Therapeutics, Inc.	Biotechnology	Warrants						93,470		293	42	(8)(10)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.11%		4/19/2029		88,084	86,570	86,745	(5)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029		—	(175)	(155)	(5)(8)(9)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.18%		9/4/2029		32,101	30,765	30,761	(5)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029		13,481	13,354	13,279
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.33%		9/27/2030		45,680	44,905	44,703	(5)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	9.50%		4/25/2031		€63,977	50,670	48,341	(5)(8)(9)(10)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.87%		12/31/2026		$693	687	674	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.87%		12/31/2026		834	805	811	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.87%		12/31/2026		8,092	8,028	7,874	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%			12/31/2026		—	(3)	(11)	(5)(8)(9)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	9.26%		11/22/2030		453	379	378	(5)(8)(9)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	9.26%		11/22/2031		49,860	49,369	49,362	(5)(8)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031		—	(67)	(68)	(5)(8)(9)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%	11.57%		5/1/2029		73,914	71,994	73,234	(5)(8)(10)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%			5/1/2029		—	(241)	—	(5)(8)(9)(10)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	10.27%		5/26/2028		24,538	23,699	22,084	(5)(8)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%			10/31/2031		—	(55)	(57)	(5)(8)(9)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.11%		10/31/2031		50,833	50,337	50,325	(5)(8)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	4.75%	9.11%		10/31/2031		421	366	364	(5)(8)(9)(10)
THL Zinc Ventures Ltd	Diversified Metals & Mining	First Lien Term Loan			13.00%		5/23/2026		39,751	39,512	39,751	(8)(10)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.45%		1/31/2029		8,121	8,000	8,030	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.45%		1/31/2029		3,309	3,257	3,266	(5)(8)(9)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.36%		1/31/2029		8,321	8,207	8,228	(5)(8)
Trident TPI Holdings Inc	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	8.11%		9/15/2028		12,343	12,343	12,469	(5)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	11.70%		1/25/2034		2,785	2,620	2,653	(5)(10)
Trinitas CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	4.26%	8.89%		4/25/2033		4,500	4,402	4,518	(5)(10)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	12.34%		4/22/2034		6,500	5,838	6,428	(5)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.27%		2/13/2031		$62,067	$60,982	$61,750	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(118)	(34)	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%			2/13/2030		—	(115)	(39)	(5)(8)(9)
Usalco LLC	Commodity Chemicals	First Lien Term Loan	SOFR+	4.00%	8.36%		9/30/2031		31,731	31,578	31,572	(5)(8)
Usalco LLC	Commodity Chemicals	First Lien Term Loan	SOFR+	4.00%			9/30/2031		—	(16)	(16)	(5)(8)(9)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.09%		9/10/2031		180	180	175	(5)(8)(9)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.09%		9/10/2031		46,311	45,868	46,218	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.84%		9/10/2031		1,348	1,291	1,312	(5)(8)(9)
Venture 41 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.13%	8.75%		1/20/2034		1,500	1,479	1,509	(5)(10)
Verde Purchaser, LLC	Trading Companies & Distributors	First Lien Term Loan	SOFR+	4.50%	8.83%		11/30/2030		21,001	20,896	21,093	(5)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		6,308	6,182	6,292	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		4,956	4,870	4,944	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		—	—	—	(8)(9)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					5/9/2029		—	—	—	(8)(9)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2025		—	—	—	(8)(9)(10)(13)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.50%	10.20%		6/6/2031		£59,504	58,909	58,561	(5)(8)(10)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.50%			6/6/2031		—	(20)	(19)	(5)(8)(9)(10)
WAVE 2019-1	Specialized Finance	CLO Notes			3.60%		9/15/2044		$4,061	3,379	3,803	(10)
Wind River 2020-1 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.42%	12.04%		7/20/2037		2,000	1,960	2,025	(5)(10)
Wind River 2024-1 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.25%	8.87%		4/20/2037		3,250	3,250	3,343	(5)(10)
Woodmont 2022-9 Trust	Multi-Sector Holdings	CLO Notes	SOFR+	7.77%	12.89%		10/25/2036		9,385	9,296	9,433	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	7.84%	4.13%	11/29/2029		2,602	2,602	2,602	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	7.84%	4.13%	11/28/2029		54,901	53,946	54,901	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(119)	—	(5)(8)(9)
Total Non-Control/Non-Affiliate Investments (147.2% of net assets)										$5,005,474	$5,023,732
BNY Mellon Short Term Investment Fund										99,632	99,632
Other cash accounts										289,790	289,790
Cash and Cash Equivalents and Restricted Cash (11.4% of net assets)										$389,422	$389,422
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (158.6% of net assets)										$5,394,896	$5,413,154

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$252,917		€231,130	2/6/2025	Bank of New York Mellon	$13,222
Foreign currency forward contract	$171,400		£132,182	2/6/2025	Bank of New York Mellon	5,906
Foreign currency forward contract	$6,999	kr	76,683	2/6/2025	Bank of New York Mellon	248
						$19,376

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$2,044
Interest rate swap	Fixed 6.5%	Floating 3-month SOFR +2.5954%	BNP Paribas	7/23/2029	$400,000	$(4,117)
						$(2,073)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2024
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate (“SOFR”), the euro interbank offered rate (“EURIBOR” or “E”), the sterling overnight index average (“SONIA”), the Norwegian interbank offered rate (“NIBOR”) and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All SOFR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2024, the reference rates for the Company’s variable rate loans were the 30-day SOFR at 4.33%, the 90-day SOFR at 4.31%, the 180-day SOFR at 4.25%, the PRIME at 7.50%, the SONIA at 5.50%, the 90-day NIBOR at 4.70%, the 30-day EURIBOR at 2.85%, the 90-day EURIBOR at 2.71% and the 180-day EURIBOR at 2.57%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(6)Principal includes accumulated payment in kind (“PIK”) interest and is net of repayments, if any. “€” signifies the investment is denominated in Euros. “£” signifies the investment is denominated in British Pounds. “kr” signifies the investment is denominated in Krone. All other investments are denominated in U.S. dollars.
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
(8)As of December 31, 2024, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, qualifying assets represented 74.7% of the Company’s total assets and non-qualifying assets represented 25.3% of the Company’s total assets.
(11)This investment represents a participation interest in the underlying securities shown.
(12)This investment was on non-accrual status as of December 31, 2024.
(13)This investment represents a revenue interest financing term loan in which the Company receives periodic interest payments based on a percentage of revenues earned at the respective portfolio company over the life of the loan.
(14)This investment represents a credit default swap that functions, in substance, like a credit linked note and represents a credit risk transfer for a pool of reference assets owned by a bank. The Company fully funded margin up front and in return the Company receives periodic interest payments. The Company’s risk of loss is limited to the principal amount disclosed herein. The reference assets are primarily composed of investment grade corporate debt. The Company may be exposed to counterparty risk, which could make it difficult for the Company to collect on obligations, thereby resulting in potentially significant losses. In addition, the Company only has a contractual relationship with the bank, and not with the reference obligors of the reference assets. Accordingly, the Company generally may have no right to directly enforce compliance by the reference obligors with the terms of the reference assets. The Company will not directly benefit from the reference assets and will not have the benefit of the remedies that would normally be available to a holder of such reference assets. In addition, in the event of the insolvency of the counterparty, the Company may be treated as a general creditor of such counterparty, and will not have any claim with respect to the reference assets.
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to SOFR, EURIBOR, SONIA, NIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All SOFR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2024, the reference rates for the Company’s variable rate loans were the 30-day SOFR at 4.85%, the 90-day SOFR at 4.59%, the 180-day SOFR at 4.25%, the PRIME at 8.00%, the SONIA at 5.50%, the 90-day NIBOR at 4.75%, and the 90-day EURIBOR at 3.54%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(6)Principal includes accumulated PIK interest and is net of repayments, if any. “€” signifies the investment is denominated in Euros. “£” signifies the investment is denominated in British Pounds. “kr” signifies the investment is denominated in Krone. All other investments are denominated in U.S. dollars.
(7)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act, as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
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

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 1. Organization
Oaktree Strategic Credit Fund (the “Company”) is a Delaware statutory trust formed on November 24, 2021 and is structured as a non-diversified, closed-end management investment company. On February 3, 2022, the Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act. The Company has elected to be treated, and intends to qualify annually to be treated, as a regulated investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, the Company is externally managed by Oaktree Fund Advisors, LLC (the “Adviser”) pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between the Company and the Adviser. The Adviser is an entity under common control with Brookfield Oaktree Holdings, LLC ("BOH") (formerly known as Oaktree Capital Group, LLC ). In 2019, Brookfield Corporation (formerly known as Brookfield Asset Management, Inc., collectively with its affiliates, “Brookfield”) acquired a majority economic interest in BOH. BOH operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company’s investment objective is to generate stable current income and long-term capital appreciation. The Company seeks to meet its investment objective by primarily investing in private debt opportunities.

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share (“Common Shares”). The Company offers on a continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered with the Securities and Exchange Commission. The Company offers to sell any combination of four classes of Common Shares: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.

The Company accepted purchase orders and held investors’ funds in an interest-bearing escrow account until the Company received purchase orders for Common Shares of at least $100.0 million, excluding subscriptions by Oaktree Fund GP I, L.P. in respect of the Class I shares purchased by Oaktree Fund GP I, L.P. prior to March 31, 2022.

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of December 31, 2024, the Company has issued and sold 97,273,878 Class I shares for an aggregate purchase price of $2,300.6 million of which $100.0 million was purchased by an affiliate of the Adviser. As of December 31, 2024, the Company has issued and sold 46,370,147 Class S shares for an aggregate purchase price of $1,091.8 million. As of December 31, 2024, the Company has issued and sold 106,797 Class D shares for an aggregate purchase price of $2.5 million. As of December 31, 2024, the Company has not issued any Class T shares.

Note 2. Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies (“ASC 946”).
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
Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The consolidated subsidiaries are wholly-owned and, as such, consolidated into the consolidated financial

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
statements. The assets of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

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
Rule 2a-5 under the Investment Company Act permits boards of registered investment companies and BDCs to either (i) choose to continue to determine fair value in good faith, or (ii) designate a valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. The Company’s Board of Trustees has designated the Adviser to serve as its valuation designee effective September 8, 2022.
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
The fair value of the Company’s investments as of December 31, 2024 and September 30, 2024 was determined by the Adviser, as the Company’s valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
When the Company determines its net asset value as of the last day of a month that is not also the last day of a calendar quarter, the Company updates the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to the Company’s valuation policy, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation or, in the case of securities acquired after such date, cost, unless, in either case, the Adviser determines that since the most recent quarter end or the date of acquisition for securities acquired after quarter end, as the case may be, a significant observable change has occurred with respect to the investment

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company’s valuation policy. Additionally, the Adviser may otherwise determine to update the most recent quarter end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.
With the exception of the line items entitled “deferred financing costs,” “deferred offering costs,” “other assets,” “unsecured notes payable,” and “credit facilities payable,” which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled “due from broker,” “interest receivable,” “receivables from unsettled transactions,” “accounts payable, accrued expenses and other liabilities,” “dividends payable,” “base management fee and incentive fee payable,” “payable for share repurchases,” “due to broker,” “due to affiliates,” “interest payable,” “payables from unsettled transactions” and “director fees payable” approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31,

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
2024, there was one investment on non-accrual status that represented 0.1% and 0.0% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there was one investment on non-accrual status that represented 0.1% and 0.1% of total debt investments at cost and fair value, respectively.
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
As of December 31, 2024, included in restricted cash was $54.7 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facilities, the Company was restricted in terms of access to the $54.7 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the SPV credit facilities. As of September 30, 2024, included in restricted cash was $43.3 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities.

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
For the three months ended December 31, 2024, the Company expensed organization costs of $1. For the three months ended December 31, 2023, the Company did not incur any organization costs. As of December 31, 2024 and September 30, 2024, $1,386 and $554, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three months ended December 31, 2024 and 2023, the Company amortized offering costs of $367 and $222, respectively.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur a U.S. federal excise tax for calendar years 2024 and 2023. The Company does not expect to incur a U.S. federal excise tax for calendar year 2025.
The Company holds certain portfolio investments through a taxable subsidiary. The purpose of the Company’s taxable subsidiary is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiary is consolidated for financial reporting purposes, and portfolio investments held by it are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The taxable subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Consolidated Statements of Operations. The Company uses the liability method to account for its taxable subsidiary’s income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 3. Portfolio Investments
Portfolio Composition
As of December 31, 2024, the fair value of the Company’s investment portfolio was $5,023.7 million and was composed of investments in 173 portfolio companies. As of September 30, 2024, the fair value of the Company’s investment portfolio was $4,576.2 million and was composed of investments in 180 portfolio companies.
As of December 31, 2024 and September 30, 2024, the Company’s investment portfolio consisted of the following:

	December 31, 2024		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$4,484,416	89.59%	$4,037,376	89.12%
Subordinated Debt	495,082	9.89%	468,071	10.33%
Preferred Equity	13,183	0.26%	12,234	0.27%
Common Equity and Warrants	12,793	0.26%	12,731	0.28%
Total	$5,005,474	100.00%	$4,530,412	100.00%

	December 31, 2024			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$4,495,823	89.49%	131.76%	$4,073,936	89.02%	128.74%
Subordinated Debt	501,653	9.99%	14.70%	476,093	10.40%	15.05%
Preferred Equity	15,629	0.31%	0.46%	14,008	0.31%	0.44%
Common Equity and Warrants	10,627	0.21%	0.31%	12,196	0.27%	0.39%
Total	$5,023,732	100.00%	147.23%	$4,576,233	100.00%	144.62%

The composition of the Company’s debt investments as of December 31, 2024 and September 30, 2024 by floating rates and fixed rates was as follows:

	December 31, 2024		September 30, 2024
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$4,603,340	92.11%	$4,184,708	91.97%
Fixed rate	394,136	7.89%	365,321	8.03%
Total	$4,997,476	100.00%	$4,550,029	100.00%

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

	December 31, 2024		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
United States	$4,316,159	86.22%	$3,845,172	84.89%
United Kingdom	263,869	5.27%	273,693	6.04%
Sweden	80,760	1.61%	55,033	1.21%
Canada	66,626	1.33%	66,649	1.47%
Netherlands	52,021	1.04%	51,988	1.15%
Cayman Islands	50,841	1.02%	60,841	1.34%
Luxembourg	50,670	1.01%	87,862	1.94%
India	39,512	0.79%	39,469	0.87%
Germany	37,157	0.74%	—	—%
Costa Rica	14,837	0.30%	13,174	0.29%
France	12,912	0.26%	12,907	0.28%
Switzerland	10,328	0.21%	10,309	0.23%
Chile	7,775	0.16%	11,285	0.25%
Australia	2,007	0.04%	2,030	0.04%
Total	$5,005,474	100.00%	$4,530,412	100.00%

	December 31, 2024			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$4,339,992	86.39%	127.20%	$3,870,681	84.59%	122.34%
United Kingdom	265,794	5.29%	7.79%	285,463	6.24%	9.02%
Sweden	75,812	1.51%	2.22%	55,211	1.21%	1.74%
Canada	69,335	1.38%	2.03%	69,066	1.51%	2.18%
Cayman Islands	51,916	1.03%	1.52%	61,815	1.35%	1.95%
Netherlands	50,111	1.00%	1.47%	53,686	1.17%	1.70%
Luxembourg	48,341	0.96%	1.42%	89,270	1.95%	2.82%
India	39,751	0.79%	1.16%	39,751	0.87%	1.26%
Germany	34,508	0.69%	1.01%	—	—%	—%
Costa Rica	14,992	0.30%	0.44%	13,269	0.29%	0.42%
France	12,723	0.25%	0.37%	13,702	0.30%	0.43%
Switzerland	10,169	0.20%	0.30%	10,199	0.22%	0.32%
Chile	7,881	0.16%	0.23%	12,093	0.26%	0.38%
Australia	2,407	0.05%	0.07%	2,027	0.04%	0.06%
Total	$5,023,732	100.00%	147.23%	$4,576,233	100.00%	144.62%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The composition of the Company’s portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2024 and September 30, 2024 was as follows:

	December 31, 2024		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$928,704	18.55%	$802,052	17.68%
Aerospace & Defense	227,386	4.54%	167,035	3.69%
Systems Software	214,434	4.28%	211,410	4.67%
Health Care Services	198,509	3.97%	198,585	4.38%
Specialized Consumer Services	174,747	3.49%	54,395	1.20%
Multi-Sector Holdings	171,934	3.43%	185,750	4.10%
Insurance Brokers	171,591	3.43%	113,638	2.51%
Interactive Media & Services	168,174	3.36%	168,052	3.71%
Diversified Financial Services	163,360	3.26%	161,995	3.58%
Life Sciences Tools & Services	149,265	2.98%	45,002	0.99%
Diversified Support Services	146,263	2.92%	217,545	4.80%
Health Care Technology	128,509	2.57%	128,155	2.83%
Pharmaceuticals	122,425	2.45%	127,146	2.81%
Packaged Foods & Meats	121,154	2.42%	80,098	1.77%
Education Services	107,612	2.15%	123,399	2.72%
Industrial Machinery & Supplies & Components	102,774	2.05%	104,147	2.30%
Building Products	97,122	1.94%	—	—%
Trading Companies & Distributors	93,949	1.88%	83,101	1.83%
Construction & Engineering	91,105	1.82%	71,267	1.57%
Specialized Finance	87,778	1.75%	58,235	1.29%
Communications Equipment	86,395	1.73%	87,981	1.94%
Office Services & Supplies	85,622	1.71%	85,692	1.89%
Other Specialty Retail	82,834	1.65%	82,825	1.83%
Electrical Components & Equipment	79,863	1.60%	83,736	1.85%
Environmental & Facilities Services	76,723	1.53%	77,721	1.72%
Research & Consulting Services	75,204	1.50%	36,858	0.81%
Wireless Telecommunication Services	71,753	1.43%	71,808	1.59%
Construction Machinery & Heavy Transportation Equipment	60,749	1.21%	60,915	1.34%
Asset Management & Custody Banks	58,889	1.18%	58,889	1.30%
Data Processing & Outsourced Services	55,746	1.11%	55,825	1.23%
Health Care Supplies	49,681	0.99%	67,927	1.50%
Financial Exchanges & Data	47,571	0.95%	47,635	1.05%
Movies & Entertainment	47,353	0.95%	39,844	0.88%
Distributors	47,180	0.94%	28,823	0.64%
Health Care Equipment	43,535	0.87%	42,787	0.94%
Paper & Plastic Packaging Products & Materials	40,334	0.81%	56,443	1.25%
Diversified Metals & Mining	39,512	0.79%	39,469	0.87%
Property & Casualty Insurance	33,854	0.68%	68,452	1.51%
Commodity Chemicals	31,562	0.63%	31,556	0.70%
Electronic Components	28,793	0.58%	28,843	0.64%
Gold	27,820	0.56%	27,777	0.61%
Real Estate Development	26,379	0.53%	25,391	0.56%
Metal, Glass & Plastic Containers	24,715	0.49%	24,703	0.55%
Hotels, Resorts & Cruise Lines	21,307	0.43%	20,621	0.46%
Food Distributors	20,881	0.42%	21,638	0.48%
Cable & Satellite	20,461	0.41%	20,900	0.46%
Consumer Finance	13,986	0.28%	14,086	0.31%
Biotechnology	12,628	0.25%	12,632	0.28%
Health Care Distributors	10,057	0.20%	32,423	0.72%
Leisure Facilities	9,517	0.19%	9,532	0.21%
Passenger Airlines	7,775	0.16%	11,285	0.25%
Health Care Facilities	—	—%	25,320	0.56%
Diversified Chemicals	—	—%	15,085	0.33%
Advertising	—	—%	13,983	0.31%
Total	$5,005,474	100.00%	$4,530,412	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2024			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$928,455	18.46%	27.22%	$804,201	17.60%	25.39%
Aerospace & Defense	229,461	4.57%	6.72%	168,200	3.68%	5.32%
Systems Software	218,102	4.34%	6.39%	215,119	4.70%	6.80%
Health Care Services	198,109	3.94%	5.81%	200,245	4.38%	6.33%
Multi-Sector Holdings	175,180	3.49%	5.13%	190,554	4.16%	6.02%
Specialized Consumer Services	174,830	3.48%	5.12%	54,411	1.19%	1.72%
Insurance Brokers	172,567	3.44%	5.06%	113,693	2.48%	3.59%
Interactive Media & Services	165,691	3.30%	4.86%	170,682	3.73%	5.39%
Diversified Financial Services	160,529	3.20%	4.70%	162,943	3.56%	5.15%
Life Sciences Tools & Services	149,052	2.97%	4.37%	44,624	0.98%	1.41%
Diversified Support Services	147,783	2.94%	4.33%	219,822	4.80%	6.95%
Health Care Technology	130,693	2.60%	3.83%	131,358	2.87%	4.15%
Packaged Foods & Meats	121,953	2.43%	3.57%	80,657	1.76%	2.55%
Pharmaceuticals	118,611	2.36%	3.48%	127,419	2.78%	4.03%
Education Services	108,165	2.15%	3.17%	125,101	2.73%	3.95%
Industrial Machinery & Supplies & Components	104,201	2.07%	3.05%	104,754	2.29%	3.31%
Building Products	97,538	1.94%	2.86%	0	—%	—%
Trading Companies & Distributors	95,389	1.90%	2.80%	84,343	1.84%	2.67%
Construction & Engineering	91,147	1.81%	2.67%	71,067	1.55%	2.25%
Specialized Finance	88,275	1.76%	2.59%	58,704	1.28%	1.86%
Communications Equipment	86,590	1.72%	2.54%	88,160	1.93%	2.79%
Office Services & Supplies	84,936	1.69%	2.49%	83,843	1.83%	2.65%
Other Specialty Retail	84,008	1.67%	2.46%	87,962	1.92%	2.78%
Electrical Components & Equipment	79,748	1.59%	2.34%	83,490	1.82%	2.64%
Research & Consulting Services	76,557	1.52%	2.24%	38,103	0.83%	1.20%
Environmental & Facilities Services	75,851	1.51%	2.22%	77,622	1.70%	2.45%
Wireless Telecommunication Services	73,234	1.46%	2.15%	71,968	1.57%	2.27%
Construction Machinery & Heavy Transportation Equipment	61,677	1.23%	1.81%	62,291	1.36%	1.97%
Asset Management & Custody Banks	58,542	1.17%	1.72%	62,259	1.36%	1.97%
Data Processing & Outsourced Services	57,528	1.15%	1.69%	57,220	1.25%	1.81%
Health Care Supplies	49,672	0.99%	1.46%	68,395	1.49%	2.16%
Movies & Entertainment	48,031	0.96%	1.41%	40,011	0.87%	1.26%
Financial Exchanges & Data	48,009	0.96%	1.41%	47,726	1.04%	1.51%
Distributors	47,086	0.94%	1.38%	29,131	0.64%	0.92%
Health Care Equipment	43,777	0.87%	1.28%	44,170	0.97%	1.40%
Paper & Plastic Packaging Products & Materials	40,433	0.80%	1.18%	56,646	1.24%	1.79%
Diversified Metals & Mining	39,751	0.79%	1.16%	39,751	0.87%	1.26%
Property & Casualty Insurance	34,562	0.69%	1.01%	68,654	1.50%	2.17%
Commodity Chemicals	31,556	0.63%	0.92%	31,916	0.70%	1.01%
Gold	29,581	0.59%	0.87%	29,672	0.65%	0.94%
Electronic Components	29,280	0.58%	0.86%	28,826	0.63%	0.91%
Real Estate Development	26,363	0.52%	0.77%	25,374	0.55%	0.80%
Metal, Glass & Plastic Containers	25,237	0.50%	0.74%	25,307	0.55%	0.80%
Hotels, Resorts & Cruise Lines	21,017	0.42%	0.62%	20,415	0.45%	0.65%
Cable & Satellite	20,600	0.41%	0.60%	21,105	0.46%	0.67%
Food Distributors	20,527	0.41%	0.60%	23,641	0.52%	0.75%
Consumer Finance	14,319	0.29%	0.42%	13,952	0.30%	0.44%
Biotechnology	12,618	0.25%	0.37%	12,273	0.27%	0.39%
Health Care Distributors	9,682	0.19%	0.28%	31,732	0.69%	1.00%
Leisure Facilities	9,348	0.19%	0.27%	9,241	0.20%	0.29%
Passenger Airlines	7,881	0.16%	0.23%	12,093	0.26%	0.38%
Health Care Facilities	—	—%	—%	25,524	0.56%	0.81%
Diversified Chemicals	—	—%	—%	15,875	0.35%	0.50%
Advertising	—	—%	—%	13,988	0.31%	0.44%
Total	$5,023,732	100.00%	147.23%	$4,576,233	100.00%	144.62%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2024 on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$1,067,041	$3,428,782	$4,495,823
Subordinated debt (including CLO notes and credit linked notes)	—	246,379	255,274	501,653
Common equity and warrants	169	81	10,377	10,627
Preferred equity	—	—	15,629	15,629
Total investments at fair value	169	1,313,501	3,710,062	5,023,732
Cash equivalents	99,632	—	—	99,632
Derivative assets	—	21,420	—	21,420
Total assets at fair value	$99,801	$1,334,921	$3,710,062	$5,144,784
Derivative liabilities	—	4,117	—	4,117
Total liabilities at fair value	$—	$4,117	$—	$4,117
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
The principal values of the credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. The Adviser used market quotes as of the valuation date to estimate the fair value of the Company’s 8.400% notes due 2028 and 6.500% notes due 2029, which are included in Level 2 of the hierarchy.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from September 30, 2024 to December 31, 2024, for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes and Credit-Linked Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2024	$2,890,580	$223,942	$14,008	$12,196	$3,140,726
Purchases	675,027	29,320	—	—	704,347
Sales and repayments	(143,757)	(186)	—	—	(143,943)
Transfers in (a)(b)	36,264	—	949	—	37,213
Transfers out (a)(b)	(12,929)	—	—	—	(12,929)
Capitalized PIK interest income	2,009	686	—	—	2,695
Accretion of OID	6,388	132	—	—	6,520
Net unrealized appreciation (depreciation)	(23,036)	1,380	672	(1,819)	(22,803)
Net realized gains (losses)	(1,764)	—	—	—	(1,764)
Fair value as of December 31, 2024	$3,428,782	$255,274	$15,629	$10,377	$3,710,062
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2024	$(18,727)	$1,380	$672	$(1,819)	$(18,494)
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the three months ended December 31, 2024 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were investment restructurings during the three months ended December 31, 2024 in which Level 3 senior secured debt was exchanged for Level 3 preferred equity.
The following table provides a roll-forward of the changes in fair value from September 30, 2023 to December 31, 2023, for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of December 31, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$3,251,565	Market Yield	Market Yield	(b)	6.0%	-	27.0%	10.1%
	10,389	Enterprise Value	Revenue Multiple	(e)	2.0x	-	2.2x	2.1x
	1,663	Enterprise Value	EBITDA Multiple	(e)	5.5x	-	7.5x	6.5x
	104,349	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	60,816	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	237,398	Market Yield	Market Yield	(b)	5.0%	-	12.0%	8.7%
	17,876	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Common equity and warrants & preferred equity	17,895	Market Yield	Market Yield	(b)	13.0%	-	17.0%	15.0%
	6,001	Enterprise Value	Revenue Multiple	(e)	0.4x	-	5.3x	3.2x
	2,110	Enterprise Value	EBITDA Multiple	(e)	7.0x	-	11.5x	9.2x
Total	$3,710,062
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
Note 4. Fee Income
For the three months ended December 31, 2024 and 2023, the Company recorded total fee income of $946 and $401, respectively, of which $169 and $32, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2024:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2024	134,288	$1,343	$3,170,746	$(7,749)	$3,164,340
Issuance of Common Shares in public offering	10,676	107	251,386	—	251,493
Issuance of Common Shares under distribution reinvestment plan	999	10	23,514	—	23,524
Shares repurchased, net of early repurchase deduction	(890)	(9)	(20,900)	—	(20,909)
Net investment income	—	—	—	72,205	72,205
Net unrealized appreciation (depreciation)	—	—	—	963	963
Net realized gains (losses)	—	—	—	3,677	3,677
Provision for income tax (expense) benefit	—	—	—	(65)	(65)
Distributions to shareholders	—	—	—	(82,912)	(82,912)
Balance at December 31, 2024	145,073	$1,451	$3,424,746	$(13,881)	$3,412,316
The following table presents the changes in net assets for the three months ended December 31, 2023:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2023	64,896	$649	$1,536,305	$(7,749)	$1,529,205
Issuance of Common Shares in public offering	19,952	199	468,588	—	468,787
Issuance of Common Shares under distribution reinvestment plan	496	5	11,642	—	11,647
Shares repurchased, net of early repurchase deduction	(446)	(4)	(10,522)	—	(10,526)
Net investment income	—	—	—	35,803	35,803
Net unrealized appreciation (depreciation)	—	—	—	16,919	16,919
Net realized gains (losses)	—	—	—	453	453
Provision for income tax (expense) benefit	—	—	—	(241)	(241)
Distributions to shareholders	—	—	—	(46,876)	(46,876)
Balance at December 31, 2023	84,898	$849	$2,006,013	$(1,691)	$2,005,171

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Capital Activity
The Company has the authority to issue an unlimited number of Class I, Class S, Class T and Class D Common Shares. As of December 31, 2024, the Company has issued and sold 97,273,878 Class I shares for an aggregate purchase price of $2,300.6 million. As of December 31, 2024, the Company has issued and sold 46,370,147 Class S shares for an aggregate purchase price of $1,091.8 million. As of December 31, 2024, the Company has issued and sold 106,797 Class D shares for an aggregate purchase price of $2.5 million. As of December 31, 2024, the Company has issued 2,062,581 Class I shares, 2,494,595 Class S shares and 3,402 Class D shares pursuant to its distribution reinvestment plan. As of December 31, 2024, the Company has not issued any Class T shares.
The following table summarizes transactions in Common Shares for the three months ended December 31, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	7,385,753	$173,985
Share transfers between classes	44,803	1,056
Issuance of Common Shares under distribution reinvestment plan	444,229	10,465
Share repurchases, net of early repurchase deduction	(551,206)	(12,962)
Net increase (decrease)	7,323,579	$172,544
Class S
Issuance of Common Shares in public offering	3,262,446	$76,853
Share transfers between classes	(44,803)	(1,056)
Issuance of Common Shares under distribution reinvestment plan	553,254	13,033
Share repurchases, net of early repurchase deduction	(335,076)	(7,870)
Net increase (decrease)	3,435,821	$80,960
Class D
Issuance of Common Shares in public offering	27,811	$655
Issuance of Common Shares under distribution reinvestment plan	1,097	26
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	25,621	$604
Total net increase (decrease)	10,785,021	$254,108

The following table summarizes transactions in Common Shares for the three months ended December 31, 2023:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	13,159,301	$309,178
Issuance of Common Shares under distribution reinvestment plan	218,653	5,139
Share repurchases, net of early repurchase deduction	(369,913)	(8,729)
Net increase (decrease)	13,008,041	$305,588
Class S
Issuance of Common Shares in public offering	6,777,146	$159,230
Issuance of Common Shares under distribution reinvestment plan	277,026	6,506
Share repurchases, net of early repurchase deduction	(76,176)	(1,797)
Net increase (decrease)	6,977,996	$163,939
Class D
Issuance of Common Shares in public offering	16,137	$379
Issuance of Common Shares under distribution reinvestment plan	100	2
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	16,237	$381
Total net increase (decrease)	20,002,274	$469,908

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S and Class D shares for the three months ended December 31, 2024 and 2023. As of December 31, 2024, the Company has not issued any Class T shares.

	Class I Shares	Class S Shares	Class D Shares
October 31, 2024	$23.55	$23.55	$23.55
November 30, 2024	$23.56	$23.56	$23.56
December 31, 2024	$23.52	$23.52	$23.52

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62

Distributions
The Board authorizes and declares monthly distributions per outstanding Common Share. The following table presents distributions that were declared during the three months ended December 31, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
				$0.6000	$56,990

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
				$0.5499	$25,863

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
				$0.5853	$59

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
Since inception through December 31, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the three months ended December 31, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5243	$49,829	$0.4745	$22,325	$0.5096	$51
Distributions in excess of net investment income	0.0757	7,161	0.0754	3,538	0.0757	8
Total	$0.6000	$56,990	$0.5499	$25,863	$0.5853	$59
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

Share Repurchase Program
At the discretion of the Board, during the quarter ended September 30, 2022 the Company commenced a share repurchase program pursuant to which the Company intends to offer to repurchase, in each quarter, up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers pursuant to tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
During the three months ended December 31, 2024, the Company repurchased pursuant to such tender offers an aggregate of 551,206 Class I shares, 335,076 Class S shares and 3,287 Class D shares. The following table presents the share repurchases completed during the three months ended December 31, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2024	889,569	0.66%	$23.52	$20,910
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
Note 6. Borrowings

ING Credit Agreement

On March 25, 2022, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of December 31, 2024, the size of the ING Credit Agreement facility is $1,185 million (the “Maximum Commitment”), and the ING Credit Agreement facility has a four year availability period (the “Availability Period”) through June 28, 2027 during which loans may be made and a stated maturity date of June 28, 2028 (the “Maturity Date”). Following the Availability Period, the Company will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the sole current and certain future subsidiaries of us and guaranteed by such subsidiaries.

As of December 31, 2024, borrowings under the ING Credit Agreement are denominated in U.S. dollars and bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 2.05% per annum if the Company has and maintains an investment grade credit rating or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) alternate base rate (“ABR”) plus 1.05% per annum if the Company has and maintains investment grade credit rating. The Company may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at the Company's option, subject to certain conditions. The Company also pays a commitment fee of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement, subject to increase to 1.00% per annum on the daily unused amount if the daily unused amount is greater than or equal to 65% of the aggregate commitments under the ING Credit Agreement.

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

As of December 31, 2024 and September 30, 2024, the Company had $475.0 million and $415.0 million, respectively, outstanding under the ING Credit Agreement. For the three months ended December 31, 2024 and 2023, the Company’s borrowings under the ING Credit Agreement bore interest at a weighted average rate of 6.87% and 7.69%, respectively. The Company recorded $9,410 and $9,317 of interest expense (inclusive of fees) related to the ING Credit Agreement for the three months ended December 31, 2024 and 2023, respectively.

JPM SPV Facility

On February 24, 2023, the Company entered into a loan and security agreement (as amended and/or restated, from time to time, the “JPM Loan and Security Agreement”) among OSCF Lending SPV, LLC (“OSCF Lending SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, pursuant to which JPM agreed to extend credit to OSCF Lending SPV in an aggregate principal amount up to $500 million.

The JPM Loan and Security Agreement provides for a senior secured revolving credit facility that has a reinvestment period ending May 29, 2027 and a stated maturity date of May 29, 2029. Subject to certain conditions, including consent of the lenders and JPM, as administrative agent, at any time during the reinvestment period, OSCF Lending SPV may propose one or more increases in the JPM Maximum Commitment up to an amount not to exceed $1.0 billion. Borrowings under the JPM Loan and Security Agreement bear interest at a rate per annum equal to the forward-looking term rate with a three-month tenor, based on SOFR plus 2.50%.

The obligations of OSCF Lending SPV under the JPM Loan and Security Agreement are secured by all of the assets held by OSCF Lending SPV.

Borrowings under the JPM Loan and Security Agreement are subject to various covenants as well as the asset coverage requirement contained in the Investment Company Act.

As of December 31, 2024 and September 30, 2024, OSCF Lending SPV had $350.0 million and $230.0 million outstanding under the JPM Loan and Security Agreement, respectively. For the three months ended December 31, 2024 and 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 7.60% and 8.49%, respectively. The Company recorded $6,310 and $3,592 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three months ended December 31, 2024 and 2023, respectively.

SMBC SPV Facility

On September 29, 2023, the Company entered into a loan and security agreement (as amended and/or restated, from time to time, the “SMBC Loan and Security Agreement”) among OSCF Lending III SPV, LLC (“OSCF Lending III SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Citibank, N.A., as the account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent and collateral agent, pursuant to which SMBC agreed to extend credit to OSCF Lending III SPV in an aggregate principal amount up to $150 million at any one time outstanding.

The SMBC Loan and Security Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period through September 29, 2026 and a stated maturity date of September 29, 2028. Borrowings under the SMBC Loan and Servicing Agreement bear interest at a rate per annum equal to, at the request of OSCF Lending III SPV, either (1) SOFR plus 2.45% up to and including 3.00% depending on the collateral securing the facility or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
SOFR plus 1%) plus 1.45% up to and including 2.00% depending on the collateral securing the facility. The Company is required to pay a non-usage fee of 0.50% or 0.75% depending on amounts borrowed by the Company under the facility.

The obligations of OSCF Lending III SPV under the SMBC Loan and Security Agreement are secured by all of the assets held by OSCF Lending III SPV.

Borrowings under the SMBC Loan and Security Agreement are subject to various covenants as well as the asset coverage requirement contained in the Investment Company Act.

As of each of December 31, 2024 and September 30, 2024, the Company had $100.0 million outstanding under the SMBC Loan and Security Agreement. For the three months ended December 31, 2024, the Company’s borrowings under the SMBC Loan and Security Agreement bore interest at a weighted average rate of 7.51%. The Company recorded $2,082 and $287 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the three months ended December 31, 2024 and 2023, respectively.

CIBC SPV Facility

On November 21, 2023, the Company entered into a loan and servicing agreement (as amended and/or restated, from time to time, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC (“OSCF Lending V SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent, pursuant to which CIBC agreed to extend credit to OSCF Lending V SPV in an aggregate principal amount up to $150 million (the “ CIBC Maximum Commitment”) at any one time outstanding.

The CIBC Loan and Servicing Agreement provides for a senior secured revolving credit facility that has a reinvestment period through November 21, 2025 and a stated maturity date of November 21, 2025. Subject to certain conditions, including consent of the lenders and CIBC as administrative agent, during the CIBC Availability Period, OSCF Lending V SPV may propose up to four increases in the CIBC Maximum Commitment up to an amount not to exceed $500 million in the aggregate. On April 26, 2024, the Company increased the CIBC Maximum Commitment to $350 million.

Borrowings under the CIBC Loan and Servicing Agreement bear interest at a rate per annum equal to, at the request of OSCF Lending V SPV, either (1) the SOFR, plus 1.95% or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 0.95%. The applicable spread otherwise in effect shall be increased by 2% per annum after the stated maturity date or when an event of default has occurred and is continuing. The Company is required to pay a non-usage fee of 0.50% on undrawn borrowings.

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

As of each of December 31, 2024 and September 30, 2024, the Company had $225.0 million outstanding under the CIBC Loan and Servicing Agreement. For the three months ended December 31, 2024, the Company’s borrowings under the CIBC Loan and Servicing Agreement bore interest at a weighted average rate of 7.30%. The Company recorded $4,637 and $75 of interest expense (inclusive of fees) related to the CIBC Loan and Servicing Agreement for the three months ended December 31, 2024 and 2023, respectively.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
DBNY SPV Facility

On February 15, 2024, the Company entered into a loan financing and servicing agreement (the “DBNY Loan Financing and Servicing Agreement”), among OSCF Lending IV SPV, LLC (“OSCF Lending IV SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian, pursuant to which DBNY has agreed to extend credit to OSCF Lending IV SPV in an aggregate principal amount up to $300 million (the “DBNY Facility Amount”) at any one time outstanding.

The DBNY Loan Financing and Servicing Agreement provides for a senior secured revolving credit facility that has a reinvestment period through February 15, 2027 (the “DBNY Availability Period”). Borrowings under the DBNY Loan Financing and Servicing Agreement may be denominated in EUR, AUD, CAD, GBP or USD and bear interest at a rate per annum equal to the sum of, for any accrual period and any lender, (i) the applicable margin and (ii) the cost of funds rate for such accrual period and such lender. The applicable margin will be 2.40% per annum prior to the end of the DBNY Availability Period and 3.05% per annum thereafter; provided that, on and after the occurrence of any Event of Default (as defined in the DBNY Loan Financing and Servicing Agreement), the applicable margin shall be increased by 2.00% per annum. The cost of funds rate will be, (a) for each conduit lender, the lower of (x) such conduit lender’s Commercial Paper Rate (as defined in the DBNY Loan Financing and Servicing Agreement) and (y) the SOFR for a three-month tenor as quoted by CME Group Benchmark Administration Limited (which shall in no event be lower than 0.25%), and (b) for each committed lender, the base rate determined by reference to the applicable benchmark index depending on the currency denomination of the advances.

The obligations of OSCF Lending IV SPV under the DBNY Loan Financing and Servicing Agreement are secured by all of the assets held by OSCF Lending IV SPV, including loans it has made or acquired (the “OSCF Lending IV SPV Loans”), except for certain Retained Interests (as defined in the DBNY Loan Financing and Servicing Agreement). Under the Loan Financing and Servicing Agreement, OSCF Lending IV SPV, as borrower, and the Company, as servicer, have made representations and warranties regarding the OSCF Lending IV SPV Loans, as well as our businesses, and are required to comply with various covenants, servicing procedures, limitations on the disposition of the OSCF Lending IV SPV Loans, reporting requirements and other customary requirements for similar revolving funding facilities. Borrowings under the DBNY Loan Financing and Servicing Agreement are subject to various covenants.

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

As of each of December 31, 2024 and September 30, 2024, the Company had $100.0 million outstanding under the DBNY Loan Financing and Serving Agreement. For the three months ended December 31, 2024, the Company’s borrowings under the DBNY Loan Financing and Servicing Agreement bore interest at a weighted average rate of 8.53%. The Company recorded $2,632 of interest expense (inclusive of fees) related to the DBNY Loan Financing and Serving Agreement for the three months ended December 31, 2024.

MS SPV Facility

On February 23, 2024, the Company entered into a loan and servicing agreement (the “MS Loan and Servicing Agreement”), among OSCF Lending II SPV, LLC (“OSCF Lending II SPV”), a wholly owned subsidiary of us, as borrower, the Company, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc. (“MS”), as the administrative agent, pursuant to which MS has agreed to extend credit to OSCF Lending II SPV in an aggregate principal amount up to $200 million (the “MS Maximum Commitment”) at any one time outstanding.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The MS Loan and Servicing Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period through February 23, 2027 and a stated maturity date of February 23, 2029. Advances under the MS Loan and Servicing Agreement bear interest at a rate per annum equal to SOFR plus 2.35% during the MS Availability Period and 2.85% thereafter; provided that the applicable margin shall be increased by 2.00% per annum (i) during the existence of a Specified Event of Default (as defined in the MS Loan and Servicing Agreement), (ii) upon written notice from MS, as administrative agent (at the direction of required lenders) to OSCF Lending II SPV and us during the existence of any other Event of Default (as defined in the MS Loan and Servicing Agreement) or (iii) after a Facility Maturity Date (as defined in the MS Loan and Servicing Agreement).

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

Borrowings under the MS Loan and Servicing Agreement are subject to various covenants as well as the asset coverage requirement contained in the Investment Company Act.

As of December 31, 2024 and September 30, 2024, the Company had $60.0 million and $25.0 million outstanding under the MS Loan and Serving Agreement, respectively. For the three months ended December 31, 2024, the Company’s borrowings under the MS Loan and Servicing Agreement bore interest at a weighted average rate of 7.73%. The Company recorded $1,131 of interest expense (inclusive of fees) related to the MS Loan and Serving Agreement for the three months ended December 31, 2024.
2028 Unsecured Notes

On November 14, 2023, the Company issued $350 million aggregate principal amount of its 8.400% Notes due 2028 (the “2028 Unsecured Notes”) pursuant to an indenture, dated as of November 14, 2023 (the “Base Indenture”), between the Company and Deutsche Bank Trust Company Americas, as trustee, and a first supplemental indenture (the “First Supplemental Indenture”) to the Base Indenture.

The 2028 Unsecured Notes mature on November 14, 2028, unless previously redeemed or repurchased in accordance with their terms. The 2028 Unsecured Notes bear interest at a rate of 8.400% per year payable semi-annually in arrears on May 14 and November 14 of each year. The 2028 Unsecured Notes are the Company’s direct, unsecured obligations and rank senior in right of payment to its future indebtedness that is expressly subordinated in right of payment to the 2028 Unsecured Notes; equal in right of payment to its existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by its subsidiaries, financing vehicles or similar facilities.

The First Supplemental Indenture contains certain covenants, including a covenant requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to the Company by the SEC and to provide financial information to the holders of the 2028 Unsecured Notes and the trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the First Supplemental Indenture.

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

The below table presents the components of the carrying value of the 2028 Unsecured Notes as of December 31, 2024 and September 30, 2024:

($ in millions)	December 31, 2024	September 30, 2024
Principal	$350.0	$350.0
Unamortized financing costs	(3.5)	(3.7)
Unaccreted discount	(1.4)	(1.5)
Interest rate swap fair value adjustment	2.1	12.4
Net carrying value	$347.2	$357.2
Fair Value	$375.2	$378.6
The below table presents the components of interest and other debt expenses related to the 2028 Unsecured Notes for the three months ended December 31, 2024 and 2023:

($ in millions)	Three months ended December 31, 2024	Three months ended December 31, 2023
Coupon interest	$7.4	$3.8
Amortization of financing costs and discount	0.3	0.1
Effect of interest rate swap	0.6	0.6
Total interest expense	$8.3	$4.5
Coupon interest rate (net of effect of interest rate swaps)	8.935%	9.450%
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
The Second Supplemental Indenture contains certain covenants, including a covenant requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to the Company by the SEC and to provide financial information to the holders of the 2029 Unsecured Notes and the trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Second Supplemental Indenture.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The below table presents the components of the carrying value of the 2029 Unsecured Notes as of December 31, 2024 and September 30, 2024:

($ in millions)	December 31, 2024	September 30, 2024
Principal	$400.0	$400.0
Unamortized financing costs	(4.6)	(4.8)
Unaccreted discount	(2.2)	(2.3)
Interest rate swap fair value adjustment	(4.1)	9.2
Net carrying value	$389.1	$402.1
Fair Value	$404.6	$412.0
The below table presents the components of interest and other debt expenses related to the 2029 Unsecured Notes for the three months ended December 31, 2024:

($ in millions)
Coupon interest	$6.5
Amortization of financing costs and discount	0.4
Effect of interest rate swap	1.0
Total interest expense	$7.9
Coupon interest rate (net of effect of interest rate swaps)	7.380%

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2024 and 2023:

	Three months ended December 31, 2024	Three months ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$76,780	$52,934
Net unrealized (appreciation) depreciation	(963)	(16,919)
Book/tax difference due to capital gains incentive fees	657	2,141
Other book/tax differences (1)	30,358	(4,535)
Taxable income (2)	$106,832	$33,621
__________________
(1)For the three months ended December 31, 2024, the other book/tax difference was primarily due to changes in unrealized value of foreign currency forwards.
(2)The Company’s taxable income for the three months ended December 31, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2025. The final taxable income may be different than the estimate.
For the three months ended December 31, 2024, the Company recognized (i) a provision for incomes taxes on net investment income of $265, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of $65, of which $45 was deferred tax expense and $20 was current tax expense.
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

Note 9. Related Party Transactions
Investment Advisory Agreement
Effective as of February 3, 2022, the Company has entered into the Investment Advisory Agreement with the Adviser. The Company pays the Adviser a fee for its services consisting of two components: a management fee and an incentive fee.
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company’s total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022. For the three months ended December 31, 2024, base management fees were $10,462. For the three months ended December 31, 2023, base management fees were $5,756.
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

The Adviser waived the Investment Income Incentive Fee through November 2022.

For the three months ended December 31, 2024, the Investment Income Incentive Fee was $10,749. For the three months ended December 31, 2023, the Investment Income Incentive Fee was $5,754.

Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class T shares, Class S shares, Class D shares and Class I shares. As of December 31, 2024, the Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2024 and 2023, there were $572 and $2,141 of accrued Capital Gains Incentive Fees, respectively. As of December 31, 2024, there were $3,801 of Capital Gains Incentive Fees accrued since inception.

Administration Agreement

Effective as of February 3, 2022, the Company has entered into an Administration Agreement (as amended and restated, the “Administration Agreement”) with Oaktree Fund Administration, LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and record keeping services at such

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to shareholders and reports filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to shareholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement and providing personnel and facilities. The Company bears all of the costs and expenses of any sub-administration agreements that the Administrator enters into.

For the avoidance of doubt, the Company bears its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of the Company’s officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business and affairs and to acting on the Company’s behalf). The Board reviews the fees payable under the Administration Agreement to determine that these fees are reasonable and comparable to administrative services charged by unaffiliated third parties.

For the three months ended December 31, 2024, the Company incurred $398 of expenses under the Administration Agreement, of which $248 was included in administrator expense, $31 was included in general and administrative expenses and $119 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the three months ended December 31, 2023, the Company incurred $369 of expenses under the Administration Agreement, of which $302 was included in administrator expense, $61 was included in general and administrative expenses and $6, was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations.

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent Trustees. The Company may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the Investment Company Act and related SEC guidance and interpretations.

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

For the three months ended December 31, 2024 and 2023, the Company recorded distribution and shareholder servicing fees of $2,352 and $1,281, respectively, primarily all of which were attributable to Class S shares.

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

For the three months ended December 31, 2024 and 2023, the Adviser did not make any Expense Payments. For the three months ended December 31, 2024, the Company did not make any reimbursement payments to the Adviser. For the three months ended December 31, 2023, the Company made reimbursement payments of $1,045 to the Adviser. As of December 31, 2024, there were no amounts due to the Adviser from the Company under the Expense Support Agreement.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

(Share amounts in thousands)	Three months ended December 31, 2024			Three months ended December 31, 2023
	Class I	Class S	Class D	Class I	Class S	Class D
Net asset value at beginning of period	$23.56	$23.56	$23.56	$23.56	$23.56	$23.56
Net investment income (1)	0.52	0.47	0.51	0.47	0.42	0.46
Net unrealized appreciation (depreciation) (1)(2)	0.01	0.01	0.01	0.19	0.19	0.19
Net realized gains (losses) (1)	0.03	0.03	0.03	0.01	0.01	0.01
Net increase (decrease) in net assets resulting from operations	0.56	0.51	0.55	0.67	0.62	0.66
Distributions of net investment income to shareholders	(0.52)	(0.47)	(0.51)	(0.47)	(0.42)	(0.46)
Distributions in excess of net investment income	(0.08)	(0.08)	(0.08)	(0.14)	(0.14)	(0.14)
Net asset value at end of period	$23.52	$23.52	$23.52	$23.62	$23.62	$23.62
Total return (3)	2.40%	2.18%	2.33%	2.88%	2.66%	2.82%
Common shares outstanding at beginning of the period	89,884	44,323	81	44,103	20,787	6
Common shares outstanding at end of period	97,207	47,759	107	57,111	27,765	22
Net assets at the beginning of the period	$2,118,000	$1,044,424	$1,916	$1,039,238	$489,821	$146
Net assets at end of period	$2,286,444	$1,123,357	$2,515	$1,348,877	$655,764	$530
Average net assets (4)	$2,245,265	$1,111,550	$2,380	$1,244,421	$605,418	$348
Ratio of net investment income to average net assets (5)	2.22%	2.01%	2.16%	2.01%	1.80%	1.95%
Ratio of total expenses to average net assets (5)(7)	2.00%	2.18%	2.05%	1.79%	2.00%	1.85%
Ratio of net expenses to average net assets (5)	2.00%	2.18%	2.05%	1.84%	2.06%	1.91%
Ratio of portfolio turnover to average investments at fair value (5)	9.95%	9.95%	9.95%	3.74%	3.74%	3.74%
Weighted average outstanding debt	$1,965,163	$1,965,163	$1,965,163	$734,946	$734,946	$734,946
Average debt per share (1)	$13.83	$13.83	$13.83	$9.37	$9.37	$9.37
Asset coverage ratio (6)	265.13%	265.13%	265.13%	317.80%	317.80%	317.80%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three months ended December 31, 2024 and 2023 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a distribution reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the three months ended December 31, 2024 and 2023 have not been annualized for purposes of this ratio.
(6)	Based on outstanding senior securities of $2,060.4 million and $922.8 million as of December 31, 2024 and 2023, respectively.
(7)	Total expenses to average net assets is prior to management fee waivers and expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the “ISDA Master Agreement”) with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of December 31, 2024, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$252,917		€231,130	2/6/2025	$13,222	$—	Derivative asset
Foreign currency forward contract	$171,400		£132,182	2/6/2025	5,906	—	Derivative asset
Foreign currency forward contract	$6,999	kr	76,683	2/6/2025	248	—	Derivative asset
					$19,376	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$235,495		€213,997	11/7/2024	$—	$3,725	Derivative liability
Foreign currency forward contract	$158,386		£123,967	11/7/2024	—	7,890	Derivative liability
Foreign currency forward contract	$6,602	kr	72,797	11/7/2024	—	312	Derivative liability
					$—	$11,927
In connection with the issuance of the 2028 Unsecured Notes, the Company entered into interest rate swap agreements with the BNP Paribas pursuant to ISDA Master Agreements. In connection with the issuance of the 2029 Unsecured Notes, the Company entered into interest rate swap agreements with Morgan Stanley Bank, N.A. pursuant to ISDA Master Agreements.
Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$2,044	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	—	4,117	Derivative liability
			$2,044	$4,117

Certain information related to the Company’s interest rate swaps is presented below as of September 30, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$12,357	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	9,189	—	Derivative asset
			$21,546	$—

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of December 31, 2024, off-balance sheet arrangements consisted of $717,660 of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $717,660, approximately $682,215 can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, off-balance sheet arrangements consisted of $642,044 of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $642,044, approximately $600,609 can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of December 31, 2024 and September 30, 2024 is shown in the table below:

	December 31, 2024	September 30, 2024
Integrity Marketing Acquisition, LLC	$45,219	$48,889
Poseidon Midco AB	32,272	32,272
Biscuit Parent, LLC	31,516	15,000
Verona Pharma, Inc.	29,285	29,285
Geo Topco Corporation	26,008	—
PPW Aero Buyer, Inc.	25,152	26,797
Accession Risk Management Group, Inc.	25,032	28,981
TBRS, Inc.	20,699	—
Everbridge, Inc.	19,899	19,899
PetVet Care Centers, LLC	19,210	19,210
Telephone and Data Systems, Inc.	18,569	18,569
THG ACQUISITION, LLC	16,577	—
Next Holdco, LLC	16,443	16,443
OneOncology, LLC	15,946	10,470
Janus Bidco Limited	15,760	15,793
NFM & J, L.P.	15,684	16,947
Creek Parent, Inc.	15,257	—
SEI Holding I Corporation	14,678	14,608
Quantum Bidco Limited	14,227	24,898
Monotype Imaging Holdings Inc.	13,657	15,061
CVAUSA Management, LLC	13,657	13,657
Truck-Lite Co., LLC	13,446	13,454
Bamboo US Bidco LLC	13,308	7,220
SumUp Holdings Luxembourg	12,795	12,795
AVSC Holding Corp.	12,068	—
North Star Acquisitionco, LLC	11,211	14,066
Minotaur Acquisition, Inc.	11,132	11,132
Sorenson Communications, LLC	10,177	10,177
MRI Software LLC	9,929	10,716
Kite Midco II Inc.	9,609	—
ACESO Holding 4 S.A.R.L.	9,495	9,511
Microf Funding V LLC	8,670	8,670
Legends Hospitality Holding Company, LLC	8,171	9,820
107-109 Beech OAK22 LLC	7,501	7,501
IW Buyer LLC	7,336	7,504
Optimizely North America Inc.	7,109	—

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2024	September 30, 2024
USIC Holdings, Inc.	$7,099	$5,692
Galileo Parent, Inc.	7,017	991
Neptune Platform Buyer, LLC	6,863	6,863
Enverus Holdings, Inc.	6,707	6,567
Protein for Pets Opco, LLC	6,639	6,639
Project Accelerate Parent, LLC	6,250	6,250
WP CPP Holdings, LLC	5,831	5,831
ACP Falcon Buyer Inc	5,333	5,333
Entrata, Inc.	5,211	5,211
Inventus Power, Inc.	4,967	4,967
Eyesouth Eye Care Holdco LLC	4,786	4,835
Crewline Buyer, Inc.	4,573	4,573
BioXcel Therapeutics, Inc.	4,471	4,471
Kings Buyer, LLC	4,162	3,329
Evergreen IX Borrower 2023, LLC	4,006	4,006
Violin Finco Guernsey Limited	3,933	3,933
iCIMs, Inc.	3,790	3,710
Pluralsight, LLC	3,351	3,351
Centralsquare Technologies, LLC	3,302	3,378
Usalco LLC	3,269	3,269
Icefall Parent, Inc.	2,662	2,662
Coupa Holdings, LLC	2,122	2,122
107 Fair Street LLC	1,990	2,849
Oranje Holdco, Inc.	1,968	1,968
Avalara, Inc.	1,903	1,903
Finastra USA, Inc.	1,715	2,436
Establishment Labs Holdings Inc.	1,689	3,378
Grove Hotel Parcel Owner, LLC	1,061	1,768
Dukes Root Control Inc.	899	853
112-126 Van Houten Real22 LLC	739	870
LSL Holdco, LLC	731	244
Salus Workers' Compensation, LLC	531	1,898
Transit Buyer LLC	520	520
ASP-R-PAC Acquisition Co LLC	470	247
Supreme Fitness Group NY Holdings, LLC	396	396
AmSpec Parent LLC	—	19,666
Delta Leasing SPV II LLC	—	11,419
Harrow, Inc.	—	4,301
	$717,660	$642,044

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended December 31, 2024, except as discussed below.

Share Issuances

On January 1, 2025, the Company issued and sold pursuant to its continuous public offering 2,838,616 Class I shares for proceeds of $66.8 million, 1,287,839 Class S shares for proceeds of $30.3 million and 5,846 Class D shares for proceeds of $0.1 million.

Distributions

On January 28, 2025, the Board of Trustees of the Company declared a regular distribution on its outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0167	$0.1833
Class D shares	$0.2000	$0.0049	$0.1951

The distribution is payable to shareholders of record as of January 29, 2025 and will be paid on or about February 26, 2025. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

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
•the ability of Oaktree to attract and retain highly talented professionals;
•our business prospects and the prospects of our portfolio companies;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our expected financings and investments and additional leverage we may seek to incur in the future;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of current global economic conditions, including those caused by inflation, an elevated (but decreasing) interest rate environment and geopolitical events on all of the foregoing.
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2024 and elsewhere in this quarterly report on Form 10-Q.
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment, including those caused by tariffs and trade disputes with other countries, inflation and an elevated interest rate environment;
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
Business Overview
We are a Delaware statutory trust formed on November 24, 2021 and are structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We have elected to be treated, and intend to qualify annually to be treated as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). Effective as of February 3, 2022, we are externally managed by the Adviser pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between us and the Adviser. The Adviser is a subsidiary of Brookfield Oaktree Holdings, LLC ("BOH") (formerly known as Oaktree Capital Group, LLC). In 2019, Brookfield Asset Management Inc. (“Brookfield”) acquired a majority economic interest in BOH. BOH operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

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
As of June 1, 2022, we had satisfied the minimum offering requirement and our board of trustees (the “Board of Trustees” or the “Board”) had authorized the release of proceeds from escrow. As of December 31, 2024, we have issued and sold 97,273,878 Class I shares for an aggregate purchase price of $2,300.6 million of which $100.0 million was purchased by an affiliate of the Adviser. As of December 31, 2024, we have issued and sold 46,370,147 Class S shares for an aggregate purchase price of $1,091.8 million. As of December 31, 2024, we have issued and sold 106,797 Class D shares for an aggregate purchase price of $2.5 million. As of December 31, 2024, we had not issued any Class T shares.

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
The fair value of our investments as of December 31, 2024 and September 30, 2024 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
When we determine our net asset value as of the last day of a month that is not also the last day of a calendar quarter, we update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to our valuation policy, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation or, in the case of securities acquired after such date, cost, unless, in either case, the Adviser determines that since the most recent quarter end or the date of acquisition for securities acquired after quarter end, as the case may be, a significant observable change has occurred with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with our valuation policy. Additionally, the Adviser may otherwise determine to update the most recent quarter end valuation of an investment without reliable market quotations that the Adviser considers to be material to us using a range of values from an independent valuation firm.
As of December 31, 2024, we held $5,023.7 million of investments at fair value, up from $4,576.2 million held at September 30, 2024, primarily driven by new originations funded primarily by cash proceeds from our continuous public offering and an increase in borrowings under our credit facilities.
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
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2024, there was one investment on non-accrual status that represented 0.1% and 0.0% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there was one investment on non-accrual status that represented 0.1% and 0.1% of total debt investments at cost and fair value, respectively.
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
PIK Interest Income
Our investments in debt securities may contain payment-in-kind ("PIK") interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company’s business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our consolidated financial statements including for purposes of computing the capital gains incentive fee payable by us to the Adviser. To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our shareholders even though we have not yet collected the cash and may never do so.

Portfolio Composition
As of December 31, 2024, the fair value of our investment portfolio was $5,023.7 million and was composed of investments in 173 portfolio companies. As of September 30, 2024, the fair value of our investment portfolio was $4,576.2 million and was composed of investments in 180 portfolio companies.
As of December 31, 2024 and September 30, 2024, our investment portfolio consisted of the following:

	December 31, 2024	September 30, 2024
Cost:
Senior Secured Debt	89.59%	89.12%
Subordinated Debt	9.89%	10.33%
Preferred Equity	0.26%	0.27%
Common Equity and Warrants	0.26%	0.28%
Total	100.00%	100.00%

	December 31, 2024	September 30, 2024
Fair Value:
Senior Secured Debt	89.49%	89.02%
Subordinated Debt	9.99%	10.40%
Preferred Equity	0.31%	0.31%
Common Equity and Warrants	0.21%	0.27%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	December 31, 2024	September 30, 2024
Fair Value:
Application Software	18.46%	17.60%
Aerospace & Defense	4.57%	3.68%
Systems Software	4.34%	4.70%
Health Care Services	3.94%	4.38%
Multi-Sector Holdings	3.49%	4.16%
Specialized Consumer Services	3.48%	1.19%
Insurance Brokers	3.44%	2.48%
Interactive Media & Services	3.30%	3.73%
Diversified Financial Services	3.20%	3.56%
Life Sciences Tools & Services	2.97%	0.98%
Diversified Support Services	2.94%	4.80%
Health Care Technology	2.60%	2.87%
Packaged Foods & Meats	2.43%	1.76%
Pharmaceuticals	2.36%	2.78%
Education Services	2.15%	2.73%
Industrial Machinery & Supplies & Components	2.07%	2.29%
Building Products	1.94%	—%
Trading Companies & Distributors	1.90%	1.84%
Construction & Engineering	1.81%	1.55%
Specialized Finance	1.76%	1.28%
Communications Equipment	1.72%	1.93%
Office Services & Supplies	1.69%	1.83%
Other Specialty Retail	1.67%	1.92%
Electrical Components & Equipment	1.59%	1.82%
Research & Consulting Services	1.52%	0.83%
Environmental & Facilities Services	1.51%	1.70%
Wireless Telecommunication Services	1.46%	1.57%
Construction Machinery & Heavy Transportation Equipment	1.23%	1.36%
Asset Management & Custody Banks	1.17%	1.36%
Data Processing & Outsourced Services	1.15%	1.25%
Health Care Supplies	0.99%	1.49%
Movies & Entertainment	0.96%	0.87%
Financial Exchanges & Data	0.96%	1.04%
Distributors	0.94%	0.64%
Health Care Equipment	0.87%	0.97%
Paper & Plastic Packaging Products & Materials	0.80%	1.24%
Diversified Metals & Mining	0.79%	0.87%
Property & Casualty Insurance	0.69%	1.50%
Commodity Chemicals	0.63%	0.70%
Gold	0.59%	0.65%
Electronic Components	0.58%	0.63%
Real Estate Development	0.52%	0.55%
Metal, Glass & Plastic Containers	0.50%	0.55%
Hotels, Resorts & Cruise Lines	0.42%	0.45%
Cable & Satellite	0.41%	0.46%
Food Distributors	0.41%	0.52%
Consumer Finance	0.29%	0.30%
Biotechnology	0.25%	0.27%
Health Care Distributors	0.19%	0.69%
Leisure Facilities	0.19%	0.20%
Passenger Airlines	0.16%	0.26%
Health Care Facilities	—%	0.56%
Diversified Chemicals	—%	0.35%
Advertising	—%	0.31%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	December 31, 2024	September 30, 2024
United States	86.39%	84.59%
United Kingdom	5.29%	6.24%
Sweden	1.51%	1.21%
Canada	1.38%	1.51%
Cayman Islands	1.03%	1.35%
Netherlands	1.00%	1.17%
Luxembourg	0.96%	1.95%
India	0.79%	0.87%
Germany	0.69%	—%
Costa Rica	0.30%	0.29%
France	0.25%	0.30%
Switzerland	0.20%	0.22%
Chile	0.16%	0.26%
Australia	0.05%	0.04%
Total	100.00%	100.00%

See the Schedule of Investments as of December 31, 2024 and September 30, 2024, in our consolidated financial statements in Part I, Item 1, of this quarterly report on Form 10-Q, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of three months ended December 31, 2024 and December 31, 2023
Investment Income
Total investment income for the three months ended December 31, 2024 was $141,636 and consisted of $140,690 of interest income primarily from portfolio investments (including $2,695 of PIK interest income) and $946 of fee income. Total investment income for the three months ended December 31, 2023 was $71,594 and consisted of $71,193 of interest income primarily from portfolio investments (including $621 of PIK interest income) and $401 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio. Based on fair value as of December 31, 2024, the weighted average yield on our debt investments was 10.2%, down from 11.5% as of December 31, 2023.

Expenses
Net expenses for the three months ended December 31, 2024 were $69,166, up significantly from $35,791 for the three months ended December 31, 2023. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering and an increase in borrowings under our credit facilities. Net expenses consisted of the following:

	For the three months ended December 31, 2024	For the three months ended December 31, 2023
Expenses:
Base management fee	$10,462	$5,756
Investment income incentive fee	10,749	5,754
Capital gains incentive fee	572	2,141
Professional fees	1,041	835
Class S and Class D distribution and shareholder servicing fees	2,352	1,281
Board of trustees fees	116	91
Organization expenses	1	—
Amortization of continuous offering costs	367	222
Interest expense	42,420	17,740
Administrator expense	248	302
General and administrative expenses	838	624
Total expenses	$69,166	$34,746
Expense reimbursements (support)	—	1,045
Net expenses	$69,166	$35,791
For the three months ended December 31, 2024 and 2023, the Adviser did not make any expense payments under the expense support agreement with the Adviser (the "Expense Support Agreement"). For the three months ended December 31, 2024, we did not make any reimbursement payments to the Adviser. For the three months ended December 31, 2023, the Company made reimbursement payments of $1,045 to the Adviser. As of December 31, 2024, there were no amounts due to the Adviser from us under the Expense Support Agreement.
For the three months ended December 31, 2024 and 2023, base management fees were $10,462 and $5,756, respectively. For the three months ended December 31, 2024 and 2023, investment income incentive fees were $10,749 and $5,754, respectively. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $963 for the three months ended December 31, 2024. This consisted of $31.3 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $15.9 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), $13.5 million of net unrealized depreciation on debt investments and $0.9 million of net unrealized depreciation on equity investments.
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
Net Realized Gains (Losses)
Net realized gains were $3,677 and $453 for the three months ended December 31, 2024 and 2023, respectively, which was primarily related to the exits of certain investments and foreign currency forward contracts.
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
For the three months ended December 31, 2024, we experienced a net decrease in cash and cash equivalents of $134.7 million. During that period, $527.2 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $393.7 million, due primarily from $251.5 million of proceeds from the issuance of common shares and $215.0 million of net borrowings under the credit facilities, partially offset by $57.2 million of distributions paid to shareholders, $14.5 million of shares repurchases paid and $0.9 million of deferred financing and offering costs paid.
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
As of December 31, 2024, we had $389.4 million of cash and cash equivalents (including restricted cash of $54.7 million), portfolio investments (at fair value) of $5,023.7 million, $37.4 million of interest receivable, $1,375.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $66.9 million of net receivables from unsettled transactions, $1,310.0 million of borrowings outstanding under our credit facilities and $736.3 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2024 and September 30, 2024, off-balance sheet arrangements consisted of $717,660 and $642,044, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. As of December 31, 2024, of the $717,660 of unfunded commitments, approximately $682,215 can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of December 31, 2024	Weighted average debt outstanding for the three months ended December 31, 2024	Maximum debt outstanding for the three months ended December 31, 2024
ING Credit Agreement	$415,000	$475,000	$462,065	$605,000
JPM SPV Facility	230,000	350,000	289,783	350,000
SMBC SPV Facility	100,000	100,000	100,000	100,000
CIBC SPV Facility	225,000	225,000	225,000	225,000
DBNY SPV Facility	100,000	100,000	100,000	100,000
MS SPV Facility	25,000	60,000	38,315	60,000
2028 Unsecured Notes	350,000	350,000	350,000	350,000
2029 Unsecured Notes	400,000	400,000	400,000	400,000
Total debt	$1,845,000	$2,060,000	$1,965,163

	Payments due by period as of December 31, 2024
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$475,000	$—	$—	$475,000
Interest due on ING Credit Agreement	108,119	30,952	61,904	15,263
JPM Loan and Security Agreement	350,000	—	—	350,000
Interest due on JPM Loan and Security Agreement	109,237	24,765	49,530	34,942
SMBC Loan and Security Agreement	100,000	—	—	100,000
Interest due on SMBC Loan and Security Agreement	26,974	7,197	14,394	5,383
CIBC Loan and Servicing Agreement	225,000	225,000	—	—
Interest due on CIBC Loan and Servicing Agreement	13,234	13,234	—	—
DBNY Loan Financing and Servicing Agreement	100,000	—	—	100,000
Interest due on DBNY Loan Financing and Servicing Agreement	28,917	7,004	14,008	7,905
MS Loan and Servicing Agreement	60,000	—	—	60,000
Interest due on MS Loan and Servicing Agreement	17,292	4,166	8,332	4,794
2028 Unsecured Notes	350,000	—	—	350,000
Interest due on 2028 Unsecured Notes	116,028	29,951	59,902	26,175
2029 Unsecured Notes	400,000	—	—	400,000
Interest due on 2029 Unsecured Notes	131,771	28,887	57,774	45,110
Total	$2,611,572	$371,156	$265,844	$1,974,572
Equity Activity
As of December 31, 2024, we have issued and sold 97,273,878 Class I shares for an aggregate purchase price of $2,300.6 million. As of December 31, 2024, we have issued and sold 46,370,147 Class S shares for an aggregate purchase price of $1,091.8 million. As of December 31, 2024, we have issued and sold 106,797 Class D shares for an aggregate purchase price of $2.5 million. As of December 31, 2024, we have issued 2,062,581 Class I shares, 2,494,595 Class S and 3,402 Class D shares pursuant to our distribution reinvestment plan. As of December 31, 2024, we have not issued any Class T shares.

The following table summarizes transactions in Common Shares for the three months ended December 31, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	7,385,753	$173,985
Share transfers between classes	44,803	1,056
Issuance of Common Shares under distribution reinvestment plan	444,229	10,465
Share repurchases, net of early repurchase deduction	(551,206)	(12,962)
Net increase (decrease)	7,323,579	$172,544
Class S
Issuance of Common Shares in public offering	3,262,446	$76,853
Share transfers between classes	(44,803)	(1,056)
Issuance of Common Shares under distribution reinvestment plan	553,254	13,033
Share repurchases, net of early repurchase deduction	(335,076)	(7,870)
Net increase (decrease)	3,435,821	$80,960
Class D
Issuance of Common Shares in public offering	27,811	$655
Issuance of Common Shares under distribution reinvestment plan	1,097	26
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	25,621	$604
Total net increase (decrease)	10,785,021	$254,108
The following table summarizes transactions in Common Shares for the three months ended December 31, 2023:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	13,159,301	$309,178
Issuance of Common Shares under distribution reinvestment plan	218,653	5,139
Share repurchases, net of early repurchase deduction	(369,913)	(8,729)
Net increase (decrease)	13,008,041	$305,588
Class S
Issuance of Common Shares in public offering	6,777,146	$159,230
Issuance of Common Shares under distribution reinvestment plan	277,026	6,506
Share repurchases, net of early repurchase deduction	(76,176)	(1,797)
Net increase (decrease)	6,977,996	$163,939
Class D
Issuance of Common Shares in public offering	16,137	$379
Issuance of Common Shares under distribution reinvestment plan	100	2
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	16,237	$381
Total net increase (decrease)	20,002,274	$469,908

Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares for the three months ended December 31, 2024 and 2023. As of December 31, 2024, we have not issued any Class T shares.

	Class I Shares	Class S Shares	Class D Shares
October 31, 2024	$23.55	$23.55	$23.55
November 30, 2024	$23.56	$23.56	$23.56
December 31, 2024	$23.52	$23.52	$23.52

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62

Distributions
The Board authorizes and declares monthly distribution amounts per outstanding Common Share. The following table presents distributions that were declared during the three months ended December 31, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
				$0.6000	$56,990

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
				$0.5499	$25,863

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
				$0.5853	$59

The following table presents distributions that were declared during the three months ended December 31, 2023:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
				$0.6100	$32,392

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
				$0.5600	$14,475

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
				$0.5953	$9
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
Share Repurchase Program
At the discretion of our Board, during the quarter ended September 30, 2022 we commenced a share repurchase program pursuant to which we intend to offer to repurchase up to 5% of our Common Shares outstanding (by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of us and shareholders, and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to us and shareholders.
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

During the three months ended December 31, 2024, we repurchased pursuant to such tender offers an aggregate of 551,206 Class I shares, 335,076 Class S shares and 3,287 Class D shares. The following table presents the share repurchases completed during the three months ended December 31, 2024:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2024	889,569	0.66%	$23.52	$20,910
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
Leverage
To seek to enhance our returns, we use and expect to continue to use leverage as market conditions permit and at the discretion of the Adviser. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On December 17, 2021, our sole shareholder approved the adoption of the 150% asset coverage requirement pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage is expected to be applied on a position-by-position basis, meaning little-to-no leverage may be applied to certain investments, while others may have more leverage applied. Any such leverage would also be expected to increase the total capital available for investment by the Company. We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. As of December 31, 2024, we had $2,060.4 million in senior securities and our asset coverage ratio was 265.13%.
ING Credit Agreement

On March 25, 2022, we entered into a senior secured revolving credit agreement (as amended and/or restated from time to time, the “ING Credit Agreement”) among us, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of September 30, 2024, the size of the ING Credit Agreement facility is $1,185 million (the “Maximum Commitment”), and the ING Credit Agreement facility has a four year availability period (the “Availability Period”) through June 28, 2027 during which loans may be made and a stated maturity date of June 28, 2028 (the “Maturity Date”). Following the Availability Period, we will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of us and of the sole current and certain future subsidiaries of us and guaranteed by such subsidiaries.
As of December 31, 2024, borrowings under the ING Credit Agreement are denominated in U.S. Dollars and bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 2.05% per annum if the Company has and maintains an investment grade credit rating or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) alternate base rate (“ABR”) plus 1.05% per annum if the Company has and maintains investment grade credit rating. We may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. We also pay a commitment fee of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement, subject to increase to 1.00% per annum on the daily unused amount if the daily unused amount is greater than or equal to 65% of the aggregate commitments under the ING Credit Agreement.

At any time during the Availability Period, we, as the borrower may propose an increase in the Maximum Commitment to an amount not to exceed the greater of (a) $1,250.0 million and (b) 150% of shareholders’ equity as of the date on which such increased amount is to be effective, subject to certain conditions, including the consent of the lenders to increase their commitments and of ING.

We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2024, we were in compliance with all financial covenants under the ING Credit Agreement based on the financial information contained in this Annual Report on Form 10-K. Borrowings under the ING Credit Agreement are subject to the leverage restrictions contained in the Investment Company Act.

The ING Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding loans and all other obligations under the ING Credit Agreement immediately due and payable.

As of December 31, 2024 and September 30, 2024, we had $475.0 million and $415.0 million, respectively, outstanding under the ING Credit Agreement. For the three months ended December 31, 2024 and 2023, our borrowings under the ING Credit Agreement bore interest at a weighted average rate of 6.87% and 7.69%, respectively. We recorded $9,410 and $9,317 of interest expense (inclusive of fees) related to the ING Credit Agreement for the three months ended December 31, 2024 and 2023, respectively.
JPM SPV Facility

On February 24, 2023, we entered into a loan and security agreement (as amended and/or restated from time to time, the “JPM Loan and Security Agreement”) among OSCF Lending SPV, LLC (“OSCF Lending SPV”), a wholly owned subsidiary of us, as borrower, us, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, pursuant to which JPM agreed to extend credit to OSCF Lending SPV in an aggregate principal amount up to $500 million.

The JPM Loan and Security Agreement provides for a senior secured revolving credit facility that has a reinvestment period ending May 29, 2027 and a stated maturity date of May 29, 2029. Subject to certain conditions, including consent of the lenders and JPM, as administrative agent, at any time during the reinvestment period, OSCF Lending SPV may propose one or more increases in the JPM Maximum Commitment up to an amount not to exceed $1.0 billion. Borrowings under the JPM Loan and Security Agreement bear interest at a rate per annum equal to the forward-looking term rate with a three-month tenor, based on the SOFR as administered by the Federal Reserve Bank of New York (or a successor administrator), and as published by CME Group Benchmark Administration Limited (or a successor administrator), plus 2.50%.

The obligations of OSCF Lending SPV under the JPM Loan and Security Agreement are secured by all of the assets held by OSCF Lending SPV.

Borrowings under the JPM Loan and Security Agreement are subject to various covenants under the JPM Agreements as well as the asset coverage requirement contained in the Investment Company Act.
As of December 31, 2024 and September 30, 2024, OSCF Lending SPV had $350.0 million and $230.0 million outstanding under the JPM Loan and Security Agreement. For the three months ended December 31, 2024 and 2023, OSCF Lending SPV’s borrowings under the JPM Loan and Security Agreement bore interest at a weighted average rate of 7.60% and 8.49%, respectively. We recorded $6,310 and $3,592 of interest expense (inclusive of fees) related to the JPM Loan and Security Agreement for the three months ended December 31, 2024 and 2023, respectively.

SMBC SPV Facility
On September 29, 2023, we entered into a loan and security agreement (as amended and/or restated from time to time, the “SMBC Loan and Security Agreement”) among OSCF Lending III SPV, LLC (“OSCF Lending III SPV”), a wholly owned subsidiary of us, as borrower, us, as transferor and servicer, Citibank, N.A., as the account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent and collateral agent, pursuant to which SMBC agreed to extend credit to OSCF Lending III SPV in an aggregate principal amount up to $150 million at any one time outstanding.
The SMBC Loan and Security Agreement provides for a senior secured revolving credit facility that has a reinvestment period through September 29, 2026 (the “SMBC Availability Period”) and a stated maturity date of September 29, 2028. Borrowings under the SMBC Loan and Servicing Agreement are denominated in U.S. Dollars and bear interest at a rate per annum equal to, at the request of OSCF Lending III SPV, either (1) SOFR plus 2.45% up to and including 3.00% depending on the collateral securing the facility or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 1.45% up to and including 2.00% depending on the collateral securing the facility. We are required to pay a non-usage fee of 0.50% or 0.75% depending on amounts borrowed by us under the facility.
The obligations of OSCF Lending III SPV under the SMBC Loan and Security Agreement are secured by all of the assets held by OSCF Lending III SPV.
Borrowings under the SMBC Loan and Security Agreement are subject to various covenants under the SMBC Agreements as well as the asset coverage requirement contained in the Investment Company Act.
As of each of December 31, 2024 and September 30, 2024, we had $100.0 million outstanding under the SMBC Loan and Security Agreement. For the three months ended December 31, 2024, our borrowings under the SMBC Loan and Security Agreement bore interest at a weighted average rate of 7.51%. We recorded $2,082 and $287 of interest expense (inclusive of fees) related to the SMBC Loan and Security Agreement for the years ended December 31, 2024 and 2023, respectively.
CIBC SPV Facility

On November 21, 2023, we entered into a loan and servicing agreement (as amended and/or restated from time to time, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC (“OSCF Lending V SPV”), a wholly owned subsidiary of us, as borrower, we, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent, pursuant to which CIBC agreed to extend credit to OSCF Lending V SPV in an aggregate principal amount up to $150 million (the “ CIBC Maximum Commitment”) at any one time outstanding.

The CIBC Loan and Servicing Agreement provides for a senior secured revolving credit facility that has a reinvestment period through November 21, 2025 (the “CIBC Availability Period”) and a stated maturity date of November 21, 2025. Subject to certain conditions, including consent of the lenders and CIBC as administrative agent, during the CIBC Availability Period, OSCF Lending V SPV may propose up to four increases in the CIBC Maximum Commitment up to an amount not to exceed $500 million in the aggregate. On April 26, 2024, we increased the CIBC Maximum Commitment to $350 million.

Borrowings under the CIBC Loan and Servicing Agreement bear interest at a rate per annum equal to, at the request of OSCF Lending V SPV, either (1) the SOFR, plus 1.95% or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 0.95%. The applicable spread otherwise in effect shall be increased by 2% per annum after the stated maturity date or when an event of default has occurred and is continuing. We are required to pay a non-usage fee of 0.50% on undrawn borrowings.

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

As of each of December 31, 2024 and September 30, 2024, we had $225.0 million outstanding under the CIBC Loan and Servicing Agreement. For the three months ended December 31, 2024, our borrowings under the CIBC Loan and Servicing Agreement bore interest at a weighted average rate of 7.30%. We recorded $4,637 and $75 of interest expense (inclusive of fees) related to the CIBC Loan and Servicing Agreement for the three months ended December 31, 2024 and 2023, respectively.

DBNY SPV Facility

On February 15, 2024, we entered into a loan financing and servicing agreement (as amended and/or restated from time to time, the “DBNY Loan Financing and Servicing Agreement”), among OSCF Lending IV SPV, LLC (“OSCF Lending IV SPV”), a wholly owned subsidiary of us, as borrower, we, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian, pursuant to which DBNY has agreed to extend credit to OSCF Lending IV SPV in an aggregate principal amount up to $300 million (the “DBNY Facility Amount”) at any one time outstanding.

The DBNY Loan Financing and Servicing Agreement provides for a senior secured revolving credit facility that has a reinvestment period through February 15, 2027 (the “DBNY Availability Period”). Borrowings under the DBNY Loan Financing and Servicing Agreement may be denominated in EUR, AUD, CAD, GBP or USD and bear interest at a rate per annum equal to the sum of, for any accrual period and any lender, (i) the applicable margin and (ii) the cost of funds rate for such accrual period and such lender. The applicable margin will be 2.40% per annum prior to the end of the DBNY Availability Period and 3.05% per annum thereafter; provided that, on and after the occurrence of any Event of Default (as defined in the DBNY Loan Financing and Servicing Agreement), the applicable margin shall be increased by 2.00% per annum. The cost of funds rate will be, (a) for each conduit lender, the lower of (x) such conduit lender’s Commercial Paper Rate (as defined in the DBNY Loan Financing and Servicing Agreement) and (y) the SOFR for a three-month tenor as quoted by CME Group Benchmark Administration Limited (which shall in no event be lower than 0.25%), and (b) for each committed lender, the base rate determined by reference to the applicable benchmark index depending on the currency denomination of the advances.

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

As of each of December 31, 2024 and September 30, 2024, we had $100.0 million outstanding under the DBNY Loan Financing and Serving Agreement. For the three months ended December 31, 2024, our borrowings under the DBNY Loan Financing and Servicing Agreement bore interest at a weighted average rate of 8.53%. We recorded $2,632 of interest expense (inclusive of fees) related to the DBNY Loan Financing and Serving Agreement for the three months ended December 31, 2024.

MS SPV Facility

On February 23, 2024, we entered into a loan and servicing agreement (as amended and/or restated from time to time, the “MS Loan and Servicing Agreement”), among OSCF Lending II SPV, LLC (“OSCF Lending II SPV”), a wholly owned subsidiary of us, as borrower, we, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc. (“MS”), as the administrative agent, pursuant to which MS has agreed to extend credit to OSCF Lending II SPV in an aggregate principal amount up to $200 million (the “MS Maximum Commitment”) at any one time outstanding.

The MS Loan and Servicing Agreement provides for a senior secured revolving credit facility that has a three-year reinvestment period through February 23, 2027 (the “MS Availability Period”) and a stated maturity date of February 23, 2029. Advances under the MS Loan and Servicing Agreement bear interest at a rate per annum equal to SOFR plus 2.35% during the MS Availability Period and 2.85% thereafter; provided that the applicable margin shall be increased by 2.00% per annum (i) during the existence of a Specified Event of Default (as defined in the MS Loan and Servicing Agreement), (ii) upon written notice from MS, as administrative agent (at the direction of required lenders) to OSCF Lending II SPV and us during the existence of any other Event of Default (as defined in the MS Loan and Servicing Agreement) or (iii) after a Facility Maturity Date (as defined in the MS Loan and Servicing Agreement).

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

As of December 31, 2024 and September 30, 2024, we had $60.0 million and $25.0 million outstanding under the MS Loan and Serving Agreement, respectively. For the three months ended December 31, 2024, our borrowings under the MS Loan and Servicing Agreement bore interest at a weighted average rate of 7.73%. We recorded $1,131 of interest expense (inclusive of fees) related to the MS Loan and Serving Agreement for the three months ended December 31, 2024.

2028 Unsecured Notes

On November 14, 2023, we issued $350 million aggregate principal amount of our 8.400% Notes due 2028 (the “2028 Unsecured Notes”) pursuant to an indenture, dated as of November 14, 2023 (the “Base Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee, and a first supplemental indenture (the “First Supplemental Indenture”) to the Base Indenture.

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

The First Supplemental Indenture contains certain covenants, including a covenant requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC and to provide financial information to the holders of the 2028 Unsecured Notes and the trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the First Supplemental Indenture.

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

The below table presents the components of the carrying value of the 2028 Unsecured Notes as of December 31, 2024 and September 30, 2024:

($ in millions)	December 31, 2024	September 30, 2024
Principal	$350.0	$350.0
Unamortized financing costs	(3.5)	(3.7)
Unaccreted discount	(1.4)	(1.5)
Interest rate swap fair value adjustment	2.1	12.4
Net carrying value	$347.2	$357.2
Fair Value	$375.2	$378.6
The below table presents the components of interest and other debt expenses related to the 2028 Unsecured Notes for the three months ended December 31, 2024 and 2023:

($ in millions)	Three months ended December 31, 2024	Three months ended December 31, 2023
Coupon interest	$7.4	$3.8
Amortization of financing costs and discount	0.3	0.1
Effect of interest rate swap	0.6	0.6
Total interest expense	$8.3	$4.5
Coupon interest rate (net of effect of interest rate swaps)	8.935%	9.450%
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
The Second Supplemental Indenture contains certain covenants, including a covenant requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC and to provide financial information to the holders of the 2029 Unsecured Notes and the Notes Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Second Supplemental Indenture.
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

The below table presents the components of the carrying value of the 2029 Unsecured Notes as of December 31, 2024 and September 30, 2024:

($ in millions)	December 31, 2024	September 30, 2024
Principal	$400.0	$400.0
Unamortized financing costs	(4.6)	(4.8)
Unaccreted discount	(2.2)	(2.3)
Interest rate swap fair value adjustment	(4.1)	9.2
Net carrying value	$389.1	$402.1
Fair Value	$404.6	$412.0

The below table presents the components of interest and other debt expenses related to the 2029 Unsecured Notes for the three months ended December 31, 2024:

($ in millions)
Coupon interest	$6.5
Amortization of financing costs and discount	0.4
Effect of interest rate swap	1.0
Total interest expense	$7.9
Coupon interest rate (net of effect of interest rate swaps)	7.380%
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

Recent Developments
Share Issuances

On January 1, 2025, we issued and sold pursuant to our continuous public offering 2,838,616 Class I shares for proceeds of $66.8 million, 1,287,839 Class S shares for proceeds of $30.3 million and 5,846 Class D shares for proceeds of $0.1 million.
Distributions

On January 28, 2025, our Board of Trustees declared a regular distribution on our outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0167	$0.1833
Class D shares	$0.2000	$0.0049	$0.1951

The distribution was payable to shareholders of record as of January 29, 2025 and was paid on February 26, 2025. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.

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
As of December 31, 2024, 92.1% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2024, 92.0% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2024 and September 30, 2024 was as follows:

	December 31, 2024		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$976,155	21.21%	$1,213,996	29.01%
>0% and <1%	2,129,040	46.25	1,605,162	38.36
1%	1,253,221	27.22	1,065,864	25.47
>1%	244,924	5.32	299,686	7.16
Total	$4,603,340	100.00%	$4,184,708	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$116,346	$(51,500)	$64,846
200	93,076	(41,200)	51,876
150	69,807	(30,900)	38,907
100	46,538	(20,600)	25,938
50	23,269	(10,300)	12,969

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(23,269)	$10,300	$(12,969)
100	(46,538)	20,600	(25,938)
150	(69,601)	30,900	(38,701)
200	(92,184)	41,200	(50,984)
250	(114,307)	51,500	(62,807)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of December 31, 2024 and September 30, 2024:

	December 31, 2024			September 30, 2024
($ in thousands)	Debt Investments		Borrowings	Debt Investments		Borrowings
Prime rate		$5,886	$—		$4,826	$—
EURIBOR
30 day		€18,532	—		€—	—
90 day	198,942		—	182,623		—
180 day	37,980		—	34,034		—
NIBOR
90 day	kr	6,229	—	kr	69,157	—
SOFR
30 day		$1,934,583	575,000		$1,333,464	515,000
90 day (a)	2,159,009		1,485,000	2,284,431		1,330,000
180 day	153,884		—	213,125		—
SONIA		£152,234	—		£116,493	—
Fixed rate		$398,903	—		$366,758	—
_____________________
(a) Borrowings include the 2028 Unsecured Notes and 2029 Unsecured Notes, which effectively pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024.

Tariffs may adversely affect us or our portfolio companies.

Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the three months ended December 31, 2024.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Third Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit (a)(1) to Post-Effective Amendment No. 4 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on January 31, 2024)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 4 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on January 31, 2024)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: February 11, 2025