Form 10-Q
period 2025-03-31
Oaktree Strategic Credit Fund
filed 2025-05-14
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2025*
Class I shares of beneficial interest, $0.01 par value	122,006,887
Class S shares of beneficial interest, $0.01 par value	53,493,896
Class D shares of beneficial interest, $0.01 par value	157,023
Class T shares of beneficial interest, $0.01 par value	—
* Common shares outstanding exclude May 1, 2025 subscriptions because the issuance price is not yet finalized as of the date hereof.

As of March 31, 2025, there was no established public market for the registrant’s common shares of beneficial interest.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I

Item 1. Financial Statements and Supplementary Data

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2025 (unaudited)	September 30, 2024
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost March 31, 2025: $5,812,788; cost September 30, 2024: $4,530,412)	$5,821,583	$4,576,233
Cash and cash equivalents	247,367	480,836
Restricted cash	40,806	43,328
Interest receivable	33,876	34,549
Due from broker	7,040	—
Receivables from unsettled transactions	5,528	45,731
Deferred financing costs	17,275	20,150
Deferred offering costs	1,237	554
Derivative assets at fair value	8,610	21,546
Other assets	231	439
Total assets	$6,183,553	$5,223,366
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,126	$2,886
Dividends payable	31,581	26,238
Base management fee and incentive fee payable	15,681	17,395
Subscription received in advance	35,000	—
Payable for share repurchases	21,603	14,635
Due to broker	—	4,040
Due to affiliates	2,737	3,727
Interest payable	26,612	26,370
Payables from unsettled transactions	224,303	97,396
Director fees payable	—	116
Derivative liabilities at fair value	7,676	11,927
Deferred tax liability	33	8
Credit facilities payable	1,290,500	1,095,000
Unsecured notes payable (net of $7,603 and $8,526 of unamortized financing costs as of March 31, 2025 and September 30, 2024, respectively)	747,687	759,288
Total liabilities	2,406,539	2,059,026
Commitments and contingencies (Note 12)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 162,226 and 134,288 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	1,622	1,343
Additional paid-in-capital	3,827,485	3,170,746
Accumulated distributable earnings (loss)	(52,093)	(7,749)
Total net assets (equivalent to $23.28 and $23.56 per common share as of March 31, 2025 and September 30, 2024, respectively) (Note 10)	3,777,014	3,164,340
Total liabilities and net assets	$6,183,553	$5,223,366
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	March 31, 2025 (unaudited)	September 30, 2024
Class I Shares:
Net assets	$2,561,941	$2,118,000
Common shares outstanding ($0.01 par value, unlimited shares authorized)	110,042	89,884
Net asset value per share	$23.28	$23.56
Class S Shares:
Net assets	$1,211,427	$1,044,424
Common shares outstanding ($0.01 par value, unlimited shares authorized)	52,027	44,323
Net asset value per share	$23.28	$23.56
Class D Shares:
Net assets	$3,646	$1,916
Common shares outstanding ($0.01 par value, unlimited shares authorized)	157	81
Net asset value per share	$23.28	$23.56

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Interest income:
Non-control/Non-affiliate investments	$136,049	$90,546	$270,111	$158,283
Interest on cash and cash equivalents	3,686	3,215	7,619	6,050
Total interest income	139,735	93,761	277,730	164,333
PIK interest income:
Non-control/Non-affiliate investments	2,499	2,045	5,194	2,666
Total PIK interest income	2,499	2,045	5,194	2,666
Fee income:
Non-control/Non-affiliate investments	2,367	1,250	3,313	1,651
Total fee income	2,367	1,250	3,313	1,651
Total investment income	144,601	97,056	286,237	168,650
Expenses:
Base management fee	11,471	7,242	21,933	12,998
Investment income incentive fee	10,942	7,980	21,691	13,734
Capital gains incentive fee	(3,044)	319	(2,472)	2,460
Professional fees	1,389	613	2,430	1,448
Class S and Class D distribution and shareholder servicing fees	2,513	1,614	4,865	2,895
Board of trustees fees	116	116	232	207
Organization expenses	1	4	2	4
Amortization of continuous offering costs	552	211	919	433
Interest expense	41,977	24,180	84,397	41,920
Administrator expense	358	417	606	719
General and administrative expenses	658	431	1,496	1,055
Total expenses	66,933	43,127	136,099	77,873
Expense reimbursements (support) (Note 9)	—	—	—	1,045
Net expenses	66,933	43,127	136,099	78,918
Net investment income before taxes	77,668	53,929	150,138	89,732
(Provision) benefit for taxes on net investment income	(414)	—	(679)	—
Net investment income	77,254	53,929	149,459	89,732
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(3,861)	(3,220)	(34,201)	18,557
Foreign currency forward contracts	(27,052)	2,565	4,251	(2,293)
Net unrealized appreciation (depreciation)	(30,913)	(655)	(29,950)	16,264
Realized gains (losses):
Non-control/Non-affiliate investments	(1,601)	3,789	2,444	2,711
Foreign currency forward contracts	8,141	(442)	7,773	1,089
Net realized gains (losses)	6,540	3,347	10,217	3,800
Provision for income tax (expense) benefit	19	(144)	(46)	(385)
Net realized and unrealized gains (losses), net of taxes	(24,354)	2,548	(19,779)	19,679
Net increase (decrease) in net assets resulting from operations	$52,900	$56,477	$129,680	$109,411

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Operations:
Net investment income	$77,254	$53,929	$149,459	$89,732
Net unrealized appreciation (depreciation)	(30,913)	(655)	(29,950)	16,264
Net realized gains (losses)	6,540	3,347	10,217	3,800
Provision for income tax (expense) benefit	19	(144)	(46)	(385)
Net increase (decrease) in net assets resulting from operations	52,900	56,477	129,680	109,411
Distributions to common shareholders:
Class I	(63,188)	(39,142)	(120,178)	(71,534)
Class S	(27,847)	(17,405)	(53,710)	(31,880)
Class D	(77)	(25)	(136)	(34)
Net decrease in net assets resulting from distributions	(91,112)	(56,572)	(174,024)	(103,448)
Share transactions:
Class I:
Issuance of Common shares in private and public offering	300,563	301,199	474,548	610,377
Share transfers between classes	—	252	1,056	252
Issuance of Common shares under distribution reinvestment plan	11,063	8,013	21,528	13,152
Repurchased shares, net of early repurchase deduction	(10,271)	(5,813)	(23,233)	(14,542)
Net increase from share transactions	301,355	303,651	473,899	609,239
Class S:
Issuance of Common shares in public offering	97,928	155,916	174,781	315,146
Share transfers between classes	—	(252)	(1,056)	(252)
Issuance of Common shares under distribution reinvestment plan	14,113	8,035	27,146	14,541
Repurchased shares, net of early repurchase deduction	(11,652)	(2,404)	(19,522)	(4,201)
Net increase from share transactions	100,389	161,295	181,349	325,234
Class D:
Issuance of Common shares in public offering	1,138	715	1,793	1,094
Issuance of Common shares under distribution reinvestment plan	28	9	54	11
Repurchased shares, net of early repurchase deduction	—	—	(77)	—
Net increase from share transactions	1,166	724	1,770	1,105
Total increase (decrease) in net assets	364,698	465,575	612,674	941,541
Net assets at beginning of period	3,412,316	2,005,171	3,164,340	1,529,205
Net assets at end of period	$3,777,014	$2,470,746	$3,777,014	$2,470,746
Net asset value per common share	$23.28	$23.61	$23.28	$23.61
Common shares outstanding at end of period	162,226	104,627	162,226	104,627

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2025	Six months ended March 31, 2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$129,680	$109,411
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	29,950	(16,264)
Net realized (gains) losses	(10,217)	(3,800)
PIK interest income	(5,194)	(2,666)
Accretion of original issue discount on investments	(17,018)	(11,951)
Accretion of original issue discount on unsecured notes payable	413	133
Amortization of deferred financing costs	3,854	2,263
Amortization of deferred offering costs	919	433
Deferred taxes	25	—
Purchases of investments	(2,040,284)	(1,961,240)
Proceeds from the sales and repayments of investments	793,883	406,530
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	—	861
(Increase) decrease in interest receivable	673	(10,979)
(Increase) decrease in receivables from unsettled transactions	40,203	(6,055)
(Increase) decrease in due from broker	(7,040)	—
(Increase) decrease in other assets	208	(1,111)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1)	(181)
Increase (decrease) in base management fee and incentive fees payable	(1,714)	8,166
Increase (decrease) in due to broker	(4,040)	—
Increase (decrease) in due to affiliates	(1,157)	(5,660)
Increase (decrease) in interest payable	242	7,362
Increase (decrease) in payables from unsettled transactions	126,907	100,627
Increase (decrease) in director fees payable	(116)	—
Net cash used in operating activities	(959,824)	(1,384,121)
Financing activities:
Distributions paid in cash	(119,953)	(67,358)
Borrowings under credit facilities	410,000	400,000
Repayments of borrowings under credit facilities	(214,500)	—
Issuance of unsecured notes	—	348,236
Proceeds from issuance of common shares	651,122	926,617
Deferred financing costs paid	(62)	(11,099)
Deferred offering costs paid	(1,194)	(233)
Share repurchases paid	(35,866)	(16,179)
Subscription received in advance	35,000	—
Net cash provided by financing activities	724,547	1,579,984
Effect of exchange rate changes on foreign currency	(714)	(638)
Net increase (decrease) in cash and cash equivalents and restricted cash	(235,991)	195,225
Cash and cash equivalents and restricted cash, beginning of period	524,164	151,136
Cash and cash equivalents and restricted cash, end of period	$288,173	$346,361
Supplemental information:
Cash paid for interest	$79,888	$32,161
Non-cash financing activities:
Deferred financing costs incurred	$—	$688
Deferred offering costs incurred	408	525
Distribution payable	31,581	20,413
Reinvestment of dividends during the period	48,728	27,704
Shares repurchases accrued but not yet paid	21,603	7,901
Reconciliation to the Statements of Assets and Liabilities	March 31, 2025	September 30, 2024
Cash and cash equivalents	$247,367	$480,836
Restricted cash	40,806	43,328
Total cash and cash equivalents and restricted cash	$288,173	$524,164
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
107 Fair Street LLC	Real Estate Development	First Lien Term Loan			13.00%		4/17/2025		$2,869	$2,868	$2,824	(8)(9)(11)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		18,624	18,495	18,488	(8)(9)
112-126 Van Houten Real22 LLC	Real Estate Development	First Lien Term Loan			13.00%		5/19/2025		4,633	4,629	4,581	(8)(9)(11)
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		22,200	22,200	22,088	(10)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	10.57%		9/25/2030		47,800	46,605	46,067	(5)(10)
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	9.32%		10/31/2031		62,388	59,109	60,263	(5)
AB BSL CLO 4	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	9.79%		4/20/2036		3,800	3,800	3,805	(5)(10)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.54%		8/18/2028		48,206	47,791	48,280	(5)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.05%		11/1/2029		725	651	725	(5)(8)(9)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.05%		11/1/2029		9,420	9,420	9,420	(5)(8)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Revolver	SOFR+	4.75%			10/30/2029		—	(13)	—	(5)(8)(9)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%			9/27/2031		€—	(88)	(85)	(5)(8)(9)(10)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.13%		9/27/2031		34,034	37,276	36,083	(5)(8)(10)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	5.50%	9.81%		8/1/2029		$34,233	33,492	34,203	(5)(8)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	5.50%			8/1/2029		—	(116)	(5)	(5)(8)(9)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	11.44%		10/30/2026		11,166	11,040	11,166	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.94%		8/15/2029		10,406	10,072	10,146	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727	—	275	9	(8)(10)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560	—	428	573	(8)
Allegro CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	11.69%		7/21/2037		4,400	4,400	4,408	(5)(10)
Alto Pharmacy Holdings, Inc.	Health Care Technology	First Lien Term Loan			5.50%	5.50%	10/14/2027		12,782	12,220	12,175	(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Preferred Equity						899,513	—	949	935	(8)
Alto Pharmacy Holdings, Inc.	Health Care Technology	Warrants						878,545	—	943	676	(8)
American Auto Auction Group, LLC	Diversified Support Services	Second Lien Term Loan	SOFR+	8.75%	13.20%		1/2/2029		6,901	6,826	6,832	(5)(8)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.82%		12/6/2027		93,261	92,309	93,261	(5)(8)
Ares LXVIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	5.75%	10.05%		4/25/2035		5,000	5,000	5,006	(5)(10)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	11.43%		4/15/2034		3,500	3,402	3,495	(5)(10)
Artera Services, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.80%		2/15/2031		53,805	53,372	51,167	(5)
Artera Services, LLC	Construction & Engineering	Fixed Rate Bond			8.50%		2/15/2031		12,660	12,660	11,826
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(59)	(117)	(5)(8)(9)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.30%		3/6/2032		47,861	47,150	47,157	(5)(8)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.00%			3/6/2032		—	(133)	(132)	(5)(8)(9)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.29%		12/29/2027		993	984	965	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.55%		12/29/2027		4,788	4,744	4,654	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.44%		12/29/2027		270	265	254	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		7,355	6,469	4,487	(5)(8)(12)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		8,316	6,305	—	(5)(8)(12)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.42%		8/19/2028		$25,507	$25,431	$25,282	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.67%		8/19/2028		33,867	33,283	33,606	(5)
athenahealth Group Inc.	Health Care Technology	First Lien Term Loan	SOFR+	3.25%			2/15/2029		—	—	—	(5)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		30,000	28,468	28,167
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809	—	5,693	7,901	(8)
Aurelia Netherlands Midco 2 B.V.	Interactive Media & Services	First Lien Term Loan	E+	5.75%	8.54%		5/29/2031		€49,005	52,062	52,803	(5)(8)(10)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.32%		12/5/2031		$121,929	119,602	119,674	(5)(8)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.32%		12/5/2029		1,044	800	810	(5)(8)(9)
Bain Capital Credit CLO 2022-3	Multi-Sector Holdings	CLO Notes	SOFR+	3.70%	8.00%		7/17/2035		3,500	3,379	3,498	(5)(10)
Bain Capital Credit CLO, Limited	Multi-Sector Holdings	CLO Notes	SOFR+	7.54%	11.83%		4/20/2034		1,750	1,733	1,756	(5)(10)
Bain Capital Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.40%	6.15%		7/17/2034		€1,210	1,252	1,303	(5)(10)
Ballyrock CLO 19	Multi-Sector Holdings	CLO Notes	SOFR+	7.11%	11.40%		4/20/2035		$2,220	2,223	2,229	(5)(10)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%			9/30/2030		—	(15)	(33)	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%			9/30/2030		—	—	(33)	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	9.58%		9/30/2030		3,904	3,829	3,865	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	9.54%		9/30/2030		25,574	24,992	25,318	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	5.25%	7.86%		9/30/2030		€15,873	16,435	16,975	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	5.25%			10/1/2029		—	(117)	(52)	(5)(8)(9)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.83%		8/15/2029		$48,886	47,430	47,419	(5)(8)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		3,458	3,403	3,026	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		1,433	1,432	1,254	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						13,971	—	—	26	(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						972	—	74	1	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						279	—	—	—	(8)(10)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%			2/27/2031		—	(77)	—	(5)(8)(9)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/27/2031		32,866	32,562	32,866	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/27/2031		49,625	48,997	49,625	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/27/2031		—	(190)	—	(5)(8)(9)
Blackhawk Network Holdings, Inc.	Data Processing & Outsourced Services	First Lien Term Loan	SOFR+	4.00%	8.32%		3/12/2029		40,187	39,505	40,079	(5)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	6.38%		10/31/2030		€12,027	11,755	12,326	(5)(8)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.88%		10/31/2030		36,081	35,265	36,979	(5)(8)(10)
Canyon CLO 2020-3	Multi-Sector Holdings	CLO Notes	SOFR+	7.15%	11.45%		10/15/2037		$5,490	5,490	5,513	(5)(10)
Carlyle Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.30%	6.09%		10/15/2035		€1,400	1,385	1,508	(5)(10)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.36%	11.66%		7/17/2034		$488	458	475	(5)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.50%	9.96%		6/21/2028		£26,657	32,641	34,482	(5)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	5.25%	9.71%		6/21/2028		18,365	22,964	23,723	(5)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	7.20%	3.38%	4/12/2030		$30,562	$29,943	$30,517	(5)(8)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(71)	(5)	(5)(8)(9)
CIFC European Funding VI	Multi-Sector Holdings	CLO Notes	E+	5.96%	9.38%		10/15/2037		€2,500	2,726	2,685	(5)(10)
Clear Channel Outdoor Holdings Inc	Advertising	First Lien Term Loan	SOFR+	4.00%	8.44%		8/21/2028		$13,716	13,707	13,649	(5)(10)
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	8.05%		3/21/2031		13,965	13,871	13,848	(5)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	10.91%		5/13/2026		3,881	3,852	3,845	(5)(8)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	10.89%		5/13/2026		11,934	11,812	11,825	(5)(8)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		32,277	30,218	28,595
Connect Finco SARL	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.82%		9/27/2029		56,292	49,876	49,757	(5)(10)
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.80%		4/6/2029		18,328	17,960	17,932	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030		—	(11)	—	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	9.54%		2/27/2030		13,363	13,128	13,363	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029		—	(15)	—	(5)(8)(9)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.25%	9.57%		12/18/2031		106,479	104,691	104,743	(5)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.25%			12/18/2031		—	(256)	(249)	(5)(8)(9)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.07%		11/8/2030		3,080	3,008	3,046	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.07%		11/8/2030		43,911	43,032	43,424	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(92)	(51)	(5)(8)(9)
CVC Cordatus Loan Fund XXXI	Multi-Sector Holdings	CLO Notes	E+	6.64%	9.14%		6/15/2037		€5,000	5,303	5,455	(5)(10)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028		$41,354	40,864	40,349
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		28,056	28,056	28,056	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		38,881	38,881	38,881	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330	—	330	442	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2	—	2	2	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25	—	—	—	(8)(10)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			10.00%		2/15/2031		21,198	21,198	20,372
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	9.55%		8/2/2027		571	567	573	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.80%		8/2/2029		28,350	27,924	27,988	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.82%		2/17/2031		21,491	21,061	20,568	(5)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.32%		4/26/2029		57,795	56,830	57,404	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	10.96%		12/8/2028		1,044	1,034	1,039	(5)(8)(9)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	10.96%		12/8/2028		11,626	11,465	11,564	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	10.97%		12/8/2028		690	670	685	(5)(8)(9)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.55%		4/2/2029		5,198	5,167	4,958	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Engineering Research And Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.31%		8/29/2031		$31,900	$31,402	$31,820	(5)(8)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.07%		7/10/2030		45,033	44,185	45,033	(5)(8)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			7/10/2028		—	(85)	—	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.82%		12/24/2029		55,307	54,503	55,307	(5)(8)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(19)	—	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			12/24/2029		—	(49)	—	(5)(8)(9)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		1,832	1,818	1,832	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		1,689	1,656	1,723	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		—	—	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		11,437	11,373	11,437	(8)(10)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.31%		7/2/2031		7,719	7,656	7,719	(5)(8)(9)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.31%		7/2/2031		78,759	78,407	78,759	(5)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(35)	—	(5)(8)(9)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		9,052	8,971	9,052	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		35,852	35,149	35,852	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(75)	—	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.92%		10/5/2029		3,199	3,147	3,154	(5)(8)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.92%		10/5/2029		49	9	(19)	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						885	—	885	928	(8)
F&M BUYER LLC	Systems Software	First Lien Term Loan	SOFR+	4.75%			3/18/2032		—	(40)	(40)	(5)(8)(9)
F&M BUYER LLC	Systems Software	First Lien Term Loan	SOFR+	4.75%	9.05%		3/18/2032		23,866	23,627	23,627	(5)(8)
F&M BUYER LLC	Systems Software	First Lien Revolver	SOFR+	4.75%			3/18/2032		—	(35)	(35)	(5)(8)(9)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	11.43%		9/13/2029		43,294	42,652	43,294	(5)(8)(10)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	11.43%		9/13/2029		1,141	1,074	1,141	(5)(8)(9)(10)
Fortress Credit BSL XIX	Multi-Sector Holdings	CLO Notes	SOFR+	8.37%	12.67%		7/24/2036		6,750	6,855	6,878	(5)(10)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.75%	9.04%		10/18/2033		5,000	5,000	5,006	(5)(10)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	8.45%	12.74%		10/18/2033		6,000	6,038	5,982	(5)(10)
Fortress Credit BSL XX	Multi-Sector Holdings	CLO Notes	SOFR+	8.51%	12.80%		1/23/2037		5,250	5,356	5,365	(5)(10)
Fortress Credit BSL XXV	Multi-Sector Holdings	CLO Notes	SOFR+	4.30%	8.60%		7/24/2037		2,250	2,250	2,280	(5)(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.75%	10.05%		5/3/2030		83,404	82,969	83,404	(5)(8)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.75%	10.05%		5/3/2029		7,151	7,126	7,151	(5)(8)(9)
Gallatin CLO X 2023-1	Multi-Sector Holdings	CLO Notes	SOFR+	5.41%	9.70%		10/14/2035		5,000	4,913	5,010	(5)(10)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%	9.04%		10/15/2031		3,121	3,005	2,927	(5)(8)(9)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%	9.05%		10/15/2031		56,177	55,652	55,655	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.75%	9.07%		10/15/2031		$2,601	$2,528	$2,528	(5)(8)(9)
Global Aircraft Leasing Co Ltd	Trading Companies & Distributors	Fixed Rate Bond			8.75%		9/1/2027		50,841	50,841	51,740	(10)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.29%		3/10/2031		30,022	29,725	29,728	(5)(8)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			3/10/2031		—	(91)	(91)	(5)(8)(9)
Greenway Health, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.75%	11.05%		4/1/2029		24,750	24,188	24,750	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.42%		6/21/2027		3,537	3,505	3,473	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.42%		6/21/2027		17,242	17,089	16,931	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%	12.42%		6/21/2027		1,238	1,222	1,206	(5)(8)(9)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.67%		4/9/2029		40,003	39,307	39,607	(5)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		4,301	4,270	4,366	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		1,792	1,778	1,819	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		9,319	9,253	9,459	(5)(8)(10)
Henley CLO II	Multi-Sector Holdings	CLO Notes	E+	5.71%	8.38%		1/25/2034		€3,200	3,495	3,462	(5)(10)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			9.00%		2/15/2029		$6,142	6,142	6,161	(10)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	8.78%		2/15/2029		32,931	32,653	32,832	(5)(10)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	12.57%		5/16/2028		28,394	27,862	29,530	(5)(8)(10)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	10.79%		1/25/2030		27,948	27,499	27,948	(5)(8)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(43)	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.54%		8/18/2028		2,325	2,302	2,294	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%			8/18/2028		—	—	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.04%		8/18/2028		16,314	16,173	15,855	(5)(8)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	10.04%		8/18/2028		159	145	118	(5)(8)(9)
Inmar Inc	Application Software	First Lien Term Loan	SOFR+	5.00%	9.32%		10/30/2031		48,280	48,039	48,326	(5)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(177)	—	(5)(8)(9)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.31%		8/25/2028		61,315	60,822	61,315	(5)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(66)	—	(5)(8)(9)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			1/15/2026		—	(46)	(74)	(5)(8)(9)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.94%		1/15/2026		43,107	42,922	42,460	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.40%		6/28/2029		5,394	5,348	5,381	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	5.00%			6/28/2029		—	(144)	(19)	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.40%		6/28/2029		31,384	30,778	31,305	(5)(8)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	6.00%			4/25/2031		—	(171)	—	(5)(8)(9)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SOFR+	6.00%	10.32%		4/25/2031		54,214	53,031	53,992	(5)(8)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	6.00%	10.46%		4/25/2031		£2,439	2,997	3,135	(5)(8)(10)
JN Bidco LLC	Health Care Technology	Common Stock						3,595,500	—	3,596	5,753	(8)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	9.32%		3/21/2033		$24,319	24,198	24,365	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Keel Platform LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.75%	9.05%		1/19/2031		$30,740	$30,292	$30,740	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.65%		10/29/2027		58,107	57,558	56,364	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.65%		10/29/2027		4,729	4,708	4,588	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.75%		10/29/2027		2,676	2,583	2,422	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%			11/28/2031		—	(69)	(70)	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%	9.43%		11/28/2031		39,033	38,476	38,463	(5)(8)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.42%		10/30/2028		42,079	41,438	35,101	(5)
Latam Airlines Group S.A.	Passenger Airlines	Fixed Rate Bond			7.88%		4/15/2030		7,775	7,775	7,718	(10)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%			2/7/2032		—	(51)	(50)	(5)(8)(9)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.32%		2/7/2032		42,038	41,523	41,534	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%	9.32%		2/7/2032		832	756	757	(5)(8)(9)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.82%		6/30/2028		47,383	47,251	47,531	(5)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%			8/22/2031		—	(30)	—	(5)(8)(9)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	7.08%	2.75%	8/22/2031		56,296	55,282	55,288	(5)(8)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.32%		8/22/2030		3,044	2,927	2,927	(5)(8)(9)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.50%	9.79%		1/13/2030		59,591	58,736	58,721	(5)(8)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.50%			1/13/2030		—	(55)	(56)	(5)(8)(9)
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	8.57%		12/2/2031		31,566	31,250	31,066	(5)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.42%		1/31/2028		1,032	992	985	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.42%		1/31/2028		8,860	8,776	8,461	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	10.42%		1/31/2028		812	802	766	(5)(8)(9)
LTI Holdings Inc	Electronic Components	First Lien Term Loan	SOFR+	4.25%	8.57%		7/29/2029		29,123	28,761	29,080	(5)(10)
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.05%		8/25/2031		47,608	45,264	45,868	(5)
Madison Park Euro Funding XIV	Multi-Sector Holdings	CLO Notes	E+	3.60%	6.39%		7/15/2032		€6,450	6,792	6,979	(5)(10)
Madison Park Funding LXIII	Multi-Sector Holdings	CLO Notes	SOFR+	5.50%	9.79%		4/21/2035		$5,000	5,000	5,007	(5)(10)
Marble Point CLO XVII	Multi-Sector Holdings	CLO Notes	SOFR+	3.65%	7.94%		7/20/2037		3,000	3,000	3,014	(5)(10)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.32%		3/1/2029		19,950	19,077	19,092	(5)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		1,760	1,707	1,760	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						33,174	—	152	181	(8)(10)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.44%		7/21/2027		5,206	5,130	5,146	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	10.69%		7/21/2027		1,015	1,001	1,004	(5)(8)
Microf Funding V LLC	Consumer Finance	First Lien Term Loan	SOFR+	6.58%	10.90%		6/3/2027		15,825	15,586	16,056	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(70)	(35)	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.32%		6/3/2030		6,888	6,750	6,854	(5)(8)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.32%		6/3/2030		41,545	40,829	41,337	(5)(8)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(72)	(21)	(5)(8)(9)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Mitchell International Inc	Application Software	Second Lien Term Loan	SOFR+	5.25%	9.57%		6/17/2032			$42,135	$41,953	$41,134	(5)
Mitchell International Inc	Application Software	First Lien Term Loan	SOFR+	3.25%	7.57%		6/17/2031			17,015	16,929	16,836	(5)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.79%		7/1/2031			42,544	41,781	41,290	(5)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.82%		2/28/2031			1,397	1,341	1,397	(5)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.82%		2/28/2031			71,747	70,671	71,747	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030			—	(111)	—	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027			1,479	1,440	1,442	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027			7,090	7,086	7,035	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027			57,952	57,391	57,500	(5)(8)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	9.05%		2/10/2027			328	300	282	(5)(8)(9)
Neptune Platform Buyer, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%			1/19/2031			—	(13)	—	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030			—	(72)	—	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.55%		11/12/2030			46,158	45,603	46,158	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.61%		11/9/2030			17,740	17,567	17,740	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/9/2029			—	(52)	—	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	10.16%		11/10/2029			1,379	1,245	1,255	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	10.13%		11/10/2029			22,009	21,611	21,789	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Revolver	PRIME+	4.75%	12.25%		11/10/2029			1,116	1,028	1,066	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	9.70%		5/3/2029			5,729	6,132	6,136	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	9.05%		5/3/2029			3,313	3,268	3,313	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	9.05%		5/3/2029			36,168	35,675	36,168	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	4.75%	9.21%		5/3/2029			£3,140	3,911	4,053	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	NIBOR+	4.75%	9.31%		5/3/2029		kr	68,811	6,189	6,532	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	9.05%		5/3/2029			$27,846	27,733	27,846	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SONIA+	4.75%			5/3/2029			—	(25)	—	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.75%	9.05%		5/3/2029			1,326	1,266	1,326	(5)(8)(9)
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	11.69%		7/20/2034			700	683	657	(5)(10)
Octagon 66	Multi-Sector Holdings	CLO Notes	SOFR+	5.09%	9.41%		11/16/2036			3,000	2,972	3,023	(5)(10)
OFSI BSL XIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.50%	8.79%		4/20/2037			5,000	5,000	5,063	(5)(10)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	11.77%		4/20/2034			1,105	1,050	1,070	(5)(10)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	9.33%		6/10/2030			17,079	16,908	16,994	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	10.55%		6/10/2030			8,518	8,305	8,518	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	9.33%		6/10/2030			14,332	14,146	14,218	(5)(8)(9)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	9.05%		6/10/2030			22,542	22,124	22,542	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/11/2029			—	(80)	—	(5)(8)(9)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.32%		10/30/2031			47,774	47,325	47,320	(5)(8)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031		—	$(67)	$(68)	(5)(8)(9)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	7.61%		10/30/2031		€17,059	18,358	18,252	(5)(8)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	9.96%		10/30/2031		£5,686	7,328	7,269	(5)(8)(10)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.25%	11.55%		2/1/2029		$16,868	16,597	16,868	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	12.04%		2/1/2029		15,746	15,494	15,746	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(31)	—	(5)(8)(9)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.75%	9.07%		2/13/2032		74,441	73,345	73,324	(5)(8)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.75%			2/13/2032		—	(232)	(236)	(5)(8)(9)
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.17%		2/1/2028		7,414	7,379	6,616	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.17%		2/11/2028		21,749	21,508	21,454	(5)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.32%		11/15/2030		72,727	71,736	69,636	(5)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(96)	(312)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(148)	(408)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						6,338	—	6,211	7,304	(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029		1,930	1,930	1,930	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029		3,343	3,343	3,343	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.83%	8/22/2029		5,298	5,298	5,298	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	Common Stock						1,658,698	—	5,540	4,064	(8)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.50%	9.80%		5/16/2031		21,032	20,822	20,484	(5)(8)(9)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%			9/17/2031		€—	(194)	(194)	(5)(8)(9)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	8.00%		5/16/2031		50,768	55,138	53,880	(5)(8)(10)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			2/15/2029		$—	(94)	(138)	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	9.80%		2/15/2029		24,482	24,408	24,238	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	10.81%		2/15/2029		26,354	25,673	26,354	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	PRIME+	5.50%	13.00%		2/15/2029		2,397	2,304	2,397	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	11.54%		1/23/2029		62,638	62,012	62,638	(5)(8)(10)
Project Accelerate Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	5.25%	9.57%		2/24/2031		43,422	43,056	43,422	(5)(8)
Project Accelerate Parent, LLC	Systems Software	First Lien Revolver	SOFR+	5.25%			2/24/2031		—	(53)	—	(5)(8)(9)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			7.15%		10/15/2034		5,240	5,227	5,274	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			10.05%		10/15/2034		5,471	5,389	5,453	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			14.64%		10/15/2034		7,289	7,289	7,398	(8)(10)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.57%		9/20/2030		63,255	62,189	62,129	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030			—	$(112)	$(118)	(5)(8)(9)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	10.23%		1/31/2028			£27,922	35,300	35,828	(5)(8)(10)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.32%		4/5/2030			$19,955	19,573	19,618	(5)
Resistance Acquisition, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.80%		9/21/2028			18,387	18,068	18,387	(5)(8)
Rockford Tower CLO 2024-1	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	11.77%		4/20/2037			2,500	2,478	2,549	(5)(10)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						606,357		—	200	—	(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.50%	14.81%		10/7/2026			13,484	13,277	12,810	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.50%	14.83%		10/7/2026			1,367	1,337	1,272	(5)(8)(9)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029			98,000	97,754	98,000	(5)(8)(10)(14)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						79,075		—	258	67	(8)
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	8.05%		12/16/2028			34,485	34,413	34,485	(5)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.32%		3/27/2028			2,469	2,429	2,450	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.32%		3/27/2028			3,071	2,999	3,030	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.32%		3/27/2028			17,157	16,850	17,028	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%			3/27/2028			—	(35)	(64)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	5.00%			3/27/2028			—	(46)	(28)	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	Warrants						93,470		—	293	33	(8)(10)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.07%		4/19/2029			86,368	84,969	84,960	(5)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(165)	(166)	(5)(8)(9)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.25%	6.06%		2/2/2032			¥2,262,960	14,398	14,916	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	5.00%	7.72%		1/30/2032		C$	21,111	14,362	14,458	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.32%		1/30/2032			$116,896	115,184	115,224	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			1/30/2032			—	(386)	(377)	(5)(8)(9)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.04%		9/4/2029			23,768	22,788	21,177	(5)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			23,481	22,613	21,243
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.30%		9/27/2030			65,514	64,330	62,730	(5)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	9.03%		4/25/2031			€47,274	50,670	50,510	(5)(8)(9)(10)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.57%		12/31/2026			$691	686	672	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.57%		12/31/2026			831	804	809	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Term Loan	SOFR+	7.00%	11.57%		12/31/2026			8,071	8,015	7,849	(5)(8)
Supreme Fitness Group NY Holdings, LLC	Leisure Facilities	First Lien Revolver	SOFR+	7.00%			12/31/2026			—	(3)	(11)	(5)(8)(9)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031			—	(65)	(63)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	9.08%		11/22/2031		$49,735	$49,263	$49,273	(5)(8)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	9.08%		11/22/2030		453	382	384	(5)(8)(9)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%			5/1/2029		—	(227)	—	(5)(8)(9)(10)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%	11.29%		5/1/2029		73,728	71,922	73,175	(5)(8)(10)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	10.25%		5/26/2028		24,472	23,696	22,484	(5)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.07%		10/31/2031		201	146	116	(5)(8)(9)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.07%		10/31/2031		50,833	50,355	50,452	(5)(8)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	4.75%	9.07%		10/31/2031		259	206	217	(5)(8)(9)(10)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.32%		1/31/2029		8,101	7,990	8,014	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.32%		1/31/2029		3,300	3,251	3,259	(5)(8)(9)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.32%		1/31/2029		8,300	8,193	8,210	(5)(8)
Trident TPI Holdings Inc	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	8.05%		9/15/2028		12,312	12,312	11,920	(5)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	11.38%		1/25/2034		2,785	2,623	2,525	(5)(10)
Trinitas CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	4.26%	8.56%		4/25/2033		4,500	4,405	4,513	(5)(10)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	12.00%		4/22/2034		6,500	5,848	6,046	(5)(10)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.04%		2/13/2031		4,316	4,203	4,316	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.07%		2/13/2031		61,911	60,872	61,911	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	10.05%		2/13/2030		451	341	451	(5)(8)(9)
Usalco LLC	Commodity Chemicals	First Lien Term Loan	SOFR+	4.00%			9/30/2031		—	(16)	(16)	(5)(8)(9)
Usalco LLC	Commodity Chemicals	First Lien Term Loan	SOFR+	4.00%	8.30%		9/30/2031		31,651	31,493	31,493	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.81%		9/10/2031		603	603	603	(5)(8)(9)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.81%		9/10/2031		46,195	45,770	46,195	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.56%		9/10/2031		3,201	3,147	3,201	(5)(8)(9)
Venture 41 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.13%	8.42%		1/20/2034		1,500	1,480	1,502	(5)(10)
Verde Purchaser, LLC	Trading Companies & Distributors	First Lien Term Loan	SOFR+	4.00%	8.30%		11/30/2030		21,001	20,901	20,916	(5)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		4,956	4,875	4,944	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		6,758	6,623	6,623	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		6,308	6,182	6,292	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		—	—	—	(8)(9)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan					9/30/2025		—	—	—	(8)(9)(10)(13)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.50%			6/6/2031		£—	(17)	—	(5)(8)(9)(10)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.50%	9.71%		6/6/2031		46,900	58,976	60,537	(5)(8)(10)
WAVE 2019-1	Specialized Finance	CLO Notes			3.60%		9/15/2044		$3,885	3,238	3,637	(10)
Wind River 2020-1 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.42%	11.71%		7/20/2037		2,000	1,961	1,965	(5)(10)
Wind River 2024-1 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.25%	8.54%		4/20/2037		3,250	3,250	3,289	(5)(10)
Woodmont 2022-9 Trust	Multi-Sector Holdings	CLO Notes	SOFR+	7.77%	12.07%		10/25/2036		9,385	9,300	9,283	(5)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.75%	6.94%	4.13%	11/29/2029		$2,623	$2,623	$2,623	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.75%	6.94%	4.13%	11/28/2029		55,335	54,314	55,335	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(113)	—	(5)(8)(9)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan			9.50%		10/26/2029		19,889	19,889	20,429
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.95%		10/26/2029		23,656	23,601	23,537	(5)
Total Non-Control/Non-Affiliate Investments (154.1% of net assets)										$5,812,788	$5,821,583
BNY Mellon Short Term Investment Fund										61,575	61,575
Other cash accounts										226,598	226,598
Cash and Cash Equivalents and Restricted Cash (7.6% of net assets)										$288,173	$288,173
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (161.8% of net assets)										$6,100,961	$6,109,756

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$14,612	C$	21,120	5/8/2025	Bank of New York Mellon	$(89)
Foreign currency forward contract	$332,010		€306,801	5/8/2025	Bank of New York Mellon	(79)
Foreign currency forward contract	$164,596		£132,557	5/8/2025	Bank of New York Mellon	(6,490)
Foreign currency forward contract	$14,612		¥2,243,692	5/8/2025	Bank of New York Mellon	(455)
Foreign currency forward contract	$6,716	kr	76,683	5/8/2025	Bank of New York Mellon	(563)
						$(7,676)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$6,451
Interest rate swap	Fixed 6.5%	Floating 3-month SOFR +2.5954%	BNP Paribas	7/23/2029	$400,000	$2,159
						$8,610

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2025
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate (“SOFR”), the euro interbank offered rate (“EURIBOR” or “E”), the sterling overnight index average (“SONIA”)and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All SOFR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2025, the reference rates for the Company’s variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29%, the 180-day SOFR at 4.19%, the PRIME at 7.50%, the SONIA at 4.58%, the Tokyo Overnight Average Rate ("TONA") at 0.82%, the 30-day Canadian Overnight Repo Rate Average ("CORRA") at 2.77%, the 90-day Norwegian interbank offered rate (“NIBOR”) at 4.57%, the 30-day EURIBOR at 2.36%, the 90-day EURIBOR at 2.34% and the 180-day EURIBOR at 2.34%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(6)Principal includes accumulated payment in kind (“PIK”) interest and is net of repayments, if any. “€” signifies the investment is denominated in Euros. “£” signifies the investment is denominated in British Pounds. "C$" signifies the investment is denominated in Canadian dollar. "¥" signifies the investment is denominated in Japanese Yen. “kr” signifies the investment is denominated in Krone. All other investments are denominated in U.S. dollars.
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
(8)As of March 31, 2025, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, qualifying assets represented 74.3% of the Company’s total assets and non-qualifying assets represented 25.7% of the Company’s total assets.
(11)This investment represents a participation interest in the underlying securities shown.
(12)This investment was on non-accrual status as of March 31, 2025.
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

The Company’s investment objective is to generate stable current income and long-term capital appreciation. The Company seeks to meet its investment objective by primarily investing in private debt opportunities, including first lien loans (which may include “unitranche” loans and “last out” first lien loans, which are loans that are second priority behind “first out” first lien loans), second lien loans, unsecured and mezzanine loans, bonds and preferred equity, as well as certain equity co-investments.

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

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of March 31, 2025, the Company has issued and sold 110,081,644 Class I shares for an aggregate purchase price of $2,601.1 million of which $100.0 million was purchased by an affiliate of the Adviser, 50,543,189 Class S shares for an aggregate purchase price of $1,189.7 million, 155,320 Class D shares for an aggregate purchase price of $3.7 million, and zero Class T shares.

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
Rule 2a-5 under the Investment Company Act permits boards of registered investment companies and BDCs to either (i) choose to continue to determine fair value in good faith, or (ii) designate a valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. The Company’s Board of Trustees has designated the Adviser to serve as its valuation designee.
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
The fair value of the Company’s investments as of March 31, 2025 and September 30, 2024 was determined by the Adviser, as the Board’s valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
With the exception of the line items entitled “deferred financing costs,” “deferred offering costs,” “other assets,” “unsecured notes payable,” and “credit facilities payable,” which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled “due from broker,” “interest receivable,” “receivables from unsettled transactions,” “accounts payable, accrued expenses and other liabilities,” “dividends payable,” “base management fee and incentive fee payable,” "subscription received in advance," “payable for share repurchases,” “due to broker,” “due to affiliates,” “interest payable,” “payables from unsettled transactions” and “director fees payable” approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2025, there was one investment on non-accrual status that represented 0.2% and 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there was one investment on non-accrual status that represented 0.1% and 0.1% of total debt investments at cost and fair value, respectively.
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
As of March 31, 2025, included in restricted cash was $40.8 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facilities, the Company was restricted in terms of access to the $40.8 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the SPV credit facilities. As of September 30, 2024, included in restricted cash was $43.3 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities.

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
For the three and six months ended March 31, 2025, the Company expensed organization costs of $1 and $2, respectively. For each of the three and six months ended March 31, 2024, the Company expensed organization costs of $4. As of March 31, 2025 and September 30, 2024, $1,237 and $554, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three and six months ended March 31, 2025, the Company amortized offering costs of $552 and $919, respectively. For the three and six months ended March 31, 2024, the Company amortized offering costs of $211 and $433, respectively.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 3. Portfolio Investments
Portfolio Composition
As of March 31, 2025, the fair value of the Company’s investment portfolio was $5,821.6 million and was composed of investments in 179 portfolio companies. As of September 30, 2024, the fair value of the Company’s investment portfolio was $4,576.2 million and was composed of investments in 180 portfolio companies.
As of March 31, 2025 and September 30, 2024, the Company’s investment portfolio consisted of the following:

	March 31, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$5,227,427	89.92%	$4,037,376	89.12%
Subordinated Debt	559,532	9.63%	468,071	10.33%
Preferred Equity	13,183	0.23%	12,234	0.27%
Common Equity and Warrants	12,646	0.22%	12,731	0.28%
Total	$5,812,788	100.00%	$4,530,412	100.00%

	March 31, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$5,234,235	89.92%	138.57%	$4,073,936	89.02%	128.74%
Subordinated Debt	558,453	9.59%	14.79%	476,093	10.40%	15.05%
Preferred Equity	16,582	0.28%	0.44%	14,008	0.31%	0.44%
Common Equity and Warrants	12,313	0.21%	0.33%	12,196	0.27%	0.39%
Total	$5,821,583	100.00%	154.13%	$4,576,233	100.00%	144.62%

The composition of the Company’s debt investments as of March 31, 2025 and September 30, 2024 by floating rates and fixed rates was as follows:

	March 31, 2025		September 30, 2024
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$5,368,341	92.67%	$4,184,708	91.97%
Fixed rate	424,347	7.33%	365,321	8.03%
Total	$5,792,688	100.00%	$4,550,029	100.00%

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

	March 31, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
United States	$5,080,566	87.40%	$3,845,172	84.89%
United Kingdom	278,580	4.79%	273,693	6.04%
Sweden	101,452	1.75%	55,033	1.21%
Germany	84,208	1.45%	—	—%
Canada	66,657	1.15%	66,649	1.47%
Netherlands	52,062	0.90%	51,988	1.15%
Cayman Islands	50,841	0.87%	60,841	1.34%
Luxembourg	50,670	0.87%	87,862	1.94%
Costa Rica	14,847	0.26%	13,174	0.29%
France	12,924	0.22%	12,907	0.28%
Switzerland	10,347	0.18%	10,309	0.23%
Chile	7,775	0.13%	11,285	0.25%
Australia	1,859	0.03%	2,030	0.04%
India	—	—%	39,469	0.87%
Total	$5,812,788	100.00%	$4,530,412	100.00%

	March 31, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$5,080,187	87.26%	134.50%	$3,870,681	84.59%	122.34%
United Kingdom	284,769	4.89%	7.54%	285,463	6.24%	9.02%
Sweden	99,691	1.71%	2.64%	55,211	1.21%	1.74%
Germany	85,303	1.47%	2.26%	—	—%	—%
Canada	68,523	1.18%	1.81%	69,066	1.51%	2.18%
Netherlands	52,803	0.91%	1.40%	53,686	1.17%	1.70%
Cayman Islands	51,740	0.89%	1.37%	61,815	1.35%	1.95%
Luxembourg	50,510	0.87%	1.34%	89,270	1.95%	2.82%
Costa Rica	14,992	0.26%	0.40%	13,269	0.29%	0.42%
France	13,252	0.23%	0.35%	13,702	0.30%	0.43%
Switzerland	10,154	0.17%	0.27%	10,199	0.22%	0.32%
Chile	7,718	0.13%	0.20%	12,093	0.26%	0.38%
Australia	1,941	0.03%	0.05%	2,027	0.04%	0.06%
India	—	—%	—%	39,751	0.87%	1.26%
Total	$5,821,583	100.00%	154.13%	$4,576,233	100.00%	144.62%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The composition of the Company’s portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2025 and September 30, 2024 was as follows:

	March 31, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$958,041	16.47%	$802,052	17.68%
Pharmaceuticals	291,860	5.02%	127,146	2.81%
Systems Software	252,914	4.35%	211,410	4.67%
Aerospace & Defense	236,868	4.07%	167,035	3.69%
Health Care Equipment	218,316	3.76%	42,787	0.94%
Interactive Media & Services	211,557	3.64%	168,052	3.71%
Diversified Support Services	205,711	3.54%	217,545	4.80%
Health Care Services	180,335	3.10%	198,585	4.38%
Specialized Consumer Services	178,581	3.07%	54,395	1.20%
Multi-Sector Holdings	175,564	3.02%	185,750	4.10%
Life Sciences Tools & Services	168,765	2.90%	45,002	0.99%
Diversified Financial Services	163,238	2.81%	161,995	3.58%
Health Care Technology	153,950	2.65%	128,155	2.83%
Education Services	143,029	2.46%	123,399	2.72%
Insurance Brokers	121,344	2.09%	113,638	2.51%
Packaged Foods & Meats	121,186	2.08%	80,098	1.77%
Industrial Machinery & Supplies & Components	100,807	1.73%	104,147	2.30%
Construction & Engineering	97,434	1.68%	71,267	1.57%
Research & Consulting Services	95,237	1.64%	36,858	0.81%
Trading Companies & Distributors	93,939	1.62%	83,101	1.83%
Building Products	92,435	1.59%	—	—%
Specialized Finance	88,412	1.52%	58,235	1.29%
Office Services & Supplies	86,839	1.49%	85,692	1.89%
Communications Equipment	84,804	1.46%	87,981	1.94%
Electrical Components & Equipment	78,858	1.36%	83,736	1.85%
Environmental & Facilities Services	78,018	1.34%	77,721	1.72%
Other Specialty Retail	77,113	1.33%	82,825	1.83%
Wireless Telecommunication Services	71,695	1.23%	71,808	1.59%
Cable & Satellite	70,750	1.22%	20,900	0.46%
Construction Machinery & Heavy Transportation Equipment	65,416	1.13%	60,915	1.34%
Asset Management & Custody Banks	58,959	1.01%	58,889	1.30%
Property & Casualty Insurance	58,714	1.01%	68,452	1.51%
Real Estate Services	58,681	1.01%	—	—%
Distributors	56,956	0.98%	28,823	0.64%
Alternative Carriers	49,876	0.86%	—	—%
Health Care Supplies	49,580	0.85%	67,927	1.50%
Financial Exchanges & Data	47,437	0.82%	47,635	1.05%
Movies & Entertainment	47,251	0.81%	39,844	0.88%
Diversified Chemicals	47,020	0.81%	15,085	0.33%
Air Freight & Logistics	42,228	0.73%	—	—%
Paper & Plastic Packaging Products & Materials	40,406	0.70%	56,443	1.25%
Data Processing & Outsourced Services	39,505	0.68%	55,825	1.23%
Food Distributors	35,300	0.61%	21,638	0.48%
Commodity Chemicals	31,477	0.54%	31,556	0.70%
Electronic Components	28,761	0.49%	28,843	0.64%
Gold	27,862	0.48%	27,777	0.61%
Real Estate Development	25,992	0.45%	25,391	0.56%
Hotels, Resorts & Cruise Lines	21,816	0.38%	20,621	0.46%
Consumer Finance	15,586	0.27%	14,086	0.31%
Advertising	13,707	0.24%	13,983	0.31%
Biotechnology	12,499	0.22%	12,632	0.28%
Metal, Glass & Plastic Containers	12,312	0.21%	24,703	0.55%
Health Care Distributors	10,570	0.18%	32,423	0.72%
Leisure Facilities	9,502	0.16%	9,532	0.21%
Passenger Airlines	7,775	0.13%	11,285	0.25%
Diversified Metals & Mining	—	—%	39,469	0.87%
Health Care Facilities	—	—%	25,320	0.56%
Total	$5,812,788	100.00%	$4,530,412	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$956,182	16.41%	25.28%	$804,201	17.60%	25.39%
Pharmaceuticals	289,610	4.97%	7.67%	127,419	2.78%	4.03%
Systems Software	253,257	4.35%	6.71%	215,119	4.70%	6.80%
Aerospace & Defense	238,720	4.10%	6.32%	168,200	3.68%	5.32%
Health Care Equipment	219,898	3.78%	5.82%	44,170	0.97%	1.40%
Interactive Media & Services	212,514	3.65%	5.63%	170,682	3.73%	5.39%
Diversified Support Services	206,720	3.55%	5.47%	219,822	4.80%	6.95%
Specialized Consumer Services	178,699	3.07%	4.73%	54,411	1.19%	1.72%
Health Care Services	178,554	3.07%	4.73%	200,245	4.38%	6.33%
Multi-Sector Holdings	177,472	3.05%	4.70%	190,554	4.16%	6.02%
Life Sciences Tools & Services	167,224	2.87%	4.43%	44,624	0.98%	1.41%
Diversified Financial Services	162,592	2.79%	4.30%	162,943	3.56%	5.15%
Health Care Technology	159,247	2.74%	4.22%	131,358	2.87%	4.15%
Education Services	144,599	2.48%	3.83%	125,101	2.73%	3.95%
Packaged Foods & Meats	122,273	2.10%	3.24%	80,657	1.76%	2.55%
Insurance Brokers	122,245	2.10%	3.24%	113,693	2.48%	3.59%
Industrial Machinery & Supplies & Components	101,631	1.75%	2.69%	104,754	2.29%	3.31%
Research & Consulting Services	95,797	1.65%	2.54%	38,103	0.83%	1.20%
Trading Companies & Distributors	95,072	1.63%	2.52%	84,343	1.84%	2.67%
Construction & Engineering	94,813	1.63%	2.51%	71,067	1.55%	2.25%
Building Products	92,176	1.58%	2.44%	—	—%	—%
Specialized Finance	89,143	1.53%	2.36%	58,704	1.28%	1.86%
Communications Equipment	84,794	1.46%	2.25%	88,160	1.93%	2.79%
Other Specialty Retail	79,659	1.37%	2.11%	87,962	1.92%	2.78%
Electrical Components & Equipment	79,053	1.36%	2.09%	83,490	1.82%	2.64%
Office Services & Supplies	77,521	1.33%	2.05%	83,843	1.83%	2.65%
Environmental & Facilities Services	76,662	1.32%	2.03%	77,622	1.70%	2.45%
Wireless Telecommunication Services	73,175	1.26%	1.94%	71,968	1.57%	2.27%
Cable & Satellite	69,501	1.19%	1.84%	21,105	0.46%	0.67%
Construction Machinery & Heavy Transportation Equipment	66,678	1.15%	1.77%	62,291	1.36%	1.97%
Asset Management & Custody Banks	60,537	1.04%	1.60%	62,259	1.36%	1.97%
Property & Casualty Insurance	58,888	1.01%	1.56%	68,654	1.50%	2.17%
Real Estate Services	58,665	1.01%	1.55%	—	—%	—%
Distributors	56,592	0.97%	1.50%	29,131	0.64%	0.92%
Alternative Carriers	49,757	0.85%	1.32%	—	—%	—%
Health Care Supplies	49,594	0.85%	1.31%	68,395	1.49%	2.16%
Diversified Chemicals	49,305	0.85%	1.31%	15,875	0.35%	0.50%
Financial Exchanges & Data	48,135	0.83%	1.27%	47,726	1.04%	1.51%
Movies & Entertainment	47,531	0.82%	1.26%	40,011	0.87%	1.26%
Air Freight & Logistics	42,241	0.73%	1.12%	—	—%	—%
Paper & Plastic Packaging Products & Materials	40,358	0.69%	1.07%	56,646	1.24%	1.79%
Data Processing & Outsourced Services	40,079	0.69%	1.06%	57,220	1.25%	1.81%
Food Distributors	35,828	0.62%	0.95%	23,641	0.52%	0.75%
Commodity Chemicals	31,477	0.54%	0.83%	31,916	0.70%	1.01%
Gold	29,530	0.51%	0.78%	29,672	0.65%	0.94%
Electronic Components	29,080	0.50%	0.77%	28,826	0.63%	0.91%
Real Estate Development	25,893	0.44%	0.69%	25,374	0.55%	0.80%
Hotels, Resorts & Cruise Lines	21,610	0.37%	0.57%	20,415	0.45%	0.65%
Consumer Finance	16,056	0.28%	0.43%	13,952	0.30%	0.44%
Advertising	13,649	0.23%	0.36%	13,988	0.31%	0.44%
Biotechnology	12,128	0.21%	0.32%	12,273	0.27%	0.39%
Metal, Glass & Plastic Containers	11,920	0.20%	0.32%	25,307	0.55%	0.80%
Health Care Distributors	10,212	0.18%	0.27%	31,732	0.69%	1.00%
Leisure Facilities	9,319	0.16%	0.25%	9,241	0.20%	0.29%
Passenger Airlines	7,718	0.13%	0.20%	12,093	0.26%	0.38%
Diversified Metals & Mining	—	—%	—%	39,751	0.87%	1.26%
Health Care Facilities	—	—%	—%	25,524	0.56%	0.81%
Total	$5,821,583	100.00%	154.13%	$4,576,233	100.00%	144.62%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2025 on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$1,340,472	$3,893,763	$5,234,235
Subordinated debt (including CLO notes and credit linked notes)	—	302,216	256,237	558,453
Common equity and warrants	—	26	12,287	12,313
Preferred equity	—	—	16,582	16,582
Total investments at fair value	—	1,642,714	4,178,869	5,821,583
Cash equivalents	61,575	—	—	61,575
Derivative assets	—	8,610	—	8,610
Total assets at fair value	$61,575	$1,651,324	$4,178,869	$5,891,768
Derivative liabilities	—	7,676	—	7,676
Total liabilities at fair value	$—	$7,676	$—	$7,676
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the changes in fair value from December 31, 2024 to March 31, 2025 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes and Credit-Linked Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2024	$3,428,782	$255,274	$15,629	$10,377	$3,710,062
Purchases	631,705	—	—	—	631,705
Sales and repayments	(166,175)	(344)	—	—	(166,519)
Transfers out (a)	(22,084)	—	—	—	(22,084)
Capitalized PIK interest income	1,727	772	—	—	2,499
Accretion of OID	5,309	129	—	—	5,438
Net unrealized appreciation (depreciation)	14,317	406	953	1,995	17,671
Net realized gains (losses)	182	—	—	(85)	97
Fair value as of March 31, 2025	$3,893,763	$256,237	$16,582	$12,287	$4,178,869
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2025	$16,118	$406	$953	$1,913	$19,390
__________
(a) There was a transfer out of Level 3 to Level 2 for an investment during the three months ended March 31, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.
The following table provides a roll-forward of the changes in fair value from December 31, 2023 to March 31, 2024 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from September 30, 2024 to March 31, 2025 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes and Credit-Linked Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2024	$2,890,580	$223,942	$14,008	$12,196	$3,140,726
Purchases	1,306,732	29,320	—	—	1,336,052
Sales and repayments	(309,865)	(530)	—	—	(310,395)
Transfers in (a)(b)	36,264	—	949	—	37,213
Transfers out (a)(b)	(36,475)	—	—	—	(36,475)
Capitalized PIK interest income	3,736	1,458	—	—	5,194
Accretion of OID	11,632	261	—	—	11,893
Net unrealized appreciation (depreciation)	(7,259)	1,786	1,625	176	(3,672)
Net realized gains (losses)	(1,582)	—	—	(85)	(1,667)
Fair value as of March 31, 2025	$3,893,763	$256,237	$16,582	$12,287	$4,178,869
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2025	$(1,812)	$1,786	$1,625	$133	$1,732
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the six months ended March 31, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were investment restructurings during the six months ended March 31, 2025 in which Level 3 senior secured debt was exchanged for Level 3 preferred equity.
The following table provides a roll-forward of the changes in fair value from September 30, 2023 to March 31, 2024 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of March 31, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$3,719,777	Market Yield	Market Yield	(b)	6.0%	-	23.0%	10.0%
	10,571	Enterprise Value	Revenue Multiple	(e)	2.0x	-	2.2x	2.1x
	4,487	Enterprise Value	EBITDA Multiple	(e)	7.0x	-	9.0x	8.0x
	70,971	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	87,957	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	238,112	Market Yield	Market Yield	(b)	5.0%	-	11.0%	8.4%
	18,125	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Common equity and warrants & preferred equity	20,958	Market Yield	Market Yield	(b)	11.0%	-	18.0%	13.8%
	4,799	Enterprise Value	Revenue Multiple	(e)	2.1x	-	5.3x	3.1x
	3,112	Enterprise Value	EBITDA Multiple	(e)	7.0x	-	11.5x	9.8x
Total	$4,178,869
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
Note 4. Fee Income
For the three and six months ended March 31, 2025, the Company recorded total fee income of $2,367 and $3,313, respectively, of which $40 and $209, respectively, was recurring in nature. For the three and six months ended March 31, 2024, the Company recorded total fee income of $1,250 and $1,651, respectively, of which $26 and $58, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2025:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2024	134,288	$1,343	$3,170,746	$(7,749)	$3,164,340
Issuance of Common Shares in private and public offering	10,676	107	251,386	—	251,493
Issuance of Common Shares under distribution reinvestment plan	999	10	23,514	—	23,524
Shares repurchased, net of early repurchase deduction	(890)	(9)	(20,900)	—	(20,909)
Net investment income	—	—	—	72,205	72,205
Net unrealized appreciation (depreciation)	—	—	—	963	963
Net realized gains (losses)	—	—	—	3,677	3,677
Provision for income tax (expense) benefit	—	—	—	(65)	(65)
Distributions to shareholders	—	—	—	(82,912)	(82,912)
Balance at December 31, 2024	145,073	$1,451	$3,424,746	$(13,881)	$3,412,316
Issuance of Common Shares in private and public offering	17,030	171	399,458	—	399,629
Issuance of Common Shares under distribution reinvestment plan	1,065	10	25,194	—	25,204
Shares repurchased, net of early repurchase deduction	(942)	(10)	(21,913)	—	(21,923)
Net investment income	—	—	—	77,254	77,254
Net unrealized appreciation (depreciation)	—	—	—	(30,913)	(30,913)
Net realized gains (losses)	—	—	—	6,540	6,540
Provision for income tax (expense) benefit	—	—	—	19	19
Distributions to shareholders	—	—	—	(91,112)	(91,112)
Balance at March 31, 2025	162,226	$1,622	$3,827,485	$(52,093)	$3,777,014

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Capital Activity
The Company has the authority to issue an unlimited number of Class I, Class S, Class T and Class D Common Shares. As of March 31, 2025, the Company has issued and sold 110,081,644 Class I shares for an aggregate purchase price of $2,601.1 million, 50,543,189 Class S shares for an aggregate purchase price of $1,189.7 million and 155,320 Class D shares for an aggregate purchase price of $3.7 million. As of March 31, 2025, the Company has issued 2,530,421 Class I shares, 3,090,040 Class S shares and 4,575 Class D shares pursuant to its distribution reinvestment plan. As of March 31, 2025, the Company has not issued any Class T shares.
The following table summarizes transactions in Common Shares for the six months ended March 31, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	20,193,519	$474,548
Share transfers between classes	44,803	1,056
Issuance of Common Shares under distribution reinvestment plan	912,070	21,528
Share repurchases, net of early repurchase deduction	(992,389)	(23,233)
Net increase (decrease)	20,158,003	$473,899
Class S
Issuance of Common Shares in public offering	7,435,488	$174,781
Share transfers between classes	(44,803)	(1,056)
Issuance of Common Shares under distribution reinvestment plan	1,148,699	27,146
Share repurchases, net of early repurchase deduction	(835,470)	(19,522)
Net increase (decrease)	7,703,914	$181,349
Class D
Issuance of Common Shares in public offering	76,334	$1,793
Issuance of Common Shares under distribution reinvestment plan	2,270	54
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	75,317	$1,770
Total net increase (decrease)	27,937,234	$657,018
The following table summarizes transactions in Common Shares for the six months ended March 31, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	25,921,513	$610,377
Share transfers between classes	10,652	252
Issuance of Common Shares under dividend reinvestment plan	554,879	13,152
Share repurchases, net of early repurchase deduction	(616,810)	(14,542)
Net increase (decrease)	25,870,234	$609,239
Class S
Issuance of Common Shares in public offering	13,384,213	$315,146
Share transfers between classes	(10,652)	(252)
Issuance of Common Shares under dividend reinvestment plan	617,672	14,541
Share repurchases, net of early repurchase deduction	(178,223)	(4,201)
Net increase (decrease)	13,813,010	$325,234
Class D
Issuance of Common Shares in public offering	46,430	$1,094
Issuance of Common Shares under dividend reinvestment plan	482	11
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	46,912	$1,105
Total net increase (decrease)	39,730,156	$935,578

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S and Class D shares for the six months ended March 31, 2025 and 2024. As of March 31, 2025, the Company has not issued any Class T shares.

	Class I Shares	Class S Shares	Class D Shares
October 31, 2024	$23.55	$23.55	$23.55
November 30, 2024	$23.56	$23.56	$23.56
December 31, 2024	$23.52	$23.52	$23.52
January 31, 2025	$23.49	$23.49	$23.49
February 28, 2025	$23.41	$23.41	$23.41
March 31, 2025	$23.28	$23.28	$23.28

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61

Distributions
The Board authorizes and declares monthly distributions per outstanding Common Share. The following table presents distributions that were declared during the six months ended March 31, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.2000	20,068
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.2000	21,111
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.2000	22,009
				$1.2000	$120,178

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1833	9,026
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1834	9,278
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1834	9,543
				$1.1000	$53,710

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1951	22
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1951	24
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1951	31
				$1.1706	$136
The following table presents distributions that were declared during the six months ended March 31, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
				$1.2000	$71,534

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
				$1.0999	$31,880

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1851	5
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1951	10
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1951	10
				$1.1706	$34
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Character of Distributions
The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment.
Since inception through March 31, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the six months ended March 31, 2025:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.0356	$103,653	$0.9352	$45,691	$1.0078	$117
Distributions in excess of net investment income	0.1644	16,525	0.1648	8,019	0.1628	19
Total	$1.2000	$120,178	$1.1000	$53,710	$1.1706	$136
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
During the six months ended March 31, 2025, the Company repurchased pursuant to such tender offers an aggregate of 992,389 Class I shares, 835,470 Class S shares and 3,287 Class D shares. The following table presents the share repurchases completed during the six months ended March 31, 2025:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2024	889,569	0.66%	$23.52	$20,910
March 31, 2025	941,577	0.65%	23.28	21,923
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 6. Borrowings
Below is a summary of the Company's credit facilities as of March 31, 2025 and September 30, 2024:

	March 31, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,185.0	$415.0	$770.0	$5.9	6/28/2027	6/28/2028
JPM SPV Facility	500.0	375.0	125.0	4.7	5/29/2027	5/29/2029
SMBC SPV Facility	150.0	75.5	74.5	1.4	9/29/2026	9/29/2028
CIBC SPV Facility	350.0	225.0	125.0	0.7	11/21/2025	11/21/2025
DBNY SPV Facility	300.0	100.0	200.0	2.7	2/15/2027	2/15/2029
MS SPV Facility	200.0	100.0	100.0	1.9	2/23/2027	2/23/2029
Total	$2,685.0	$1,290.5	$1,394.5	$17.3

	September 30, 2024
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,185.0	$415.0	$770.0	$6.8	6/28/2027	6/28/2028
JPM SPV Facility	500.0	230.0	270.0	5.2	5/29/2027	5/29/2029
SMBC SPV Facility	150.0	100.0	50.0	1.6	9/29/2026	9/29/2028
CIBC SPV Facility	350.0	225.0	125.0	1.3	11/21/2025	11/21/2025
DBNY SPV Facility	300.0	100.0	200.0	3.0	2/15/2027	2/15/2029
MS SPV Facility	200.0	25.0	175.0	2.2	2/23/2027	2/23/2029
Total	$2,685.0	$1,095.0	$1,590.0	$20.1

Below is a summary of the Company's unsecured notes as of March 31, 2025 and September 30, 2024:

	March 31, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Unsecured Notes	$350.0	$(3.3)	$(1.3)	$6.5	$351.9	$379.0	11/14/2028
2029 Unsecured Notes	400.0	(4.3)	(2.1)	2.2	395.8	407.8	7/23/2029
Total	$750.0	$(7.6)	$(3.4)	$8.7	$747.7	$786.8

	September 30, 2024
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Unsecured Notes	$350.0	$(3.7)	$(1.5)	$12.4	$357.2	$378.6	11/14/2028
2029 Unsecured Notes	400.0	(4.8)	(2.3)	9.2	402.1	412.0	7/23/2029
Total	$750.0	$(8.5)	$(3.8)	$21.6	$759.3	$790.6

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Stated interest expense	$36.2	$20.6	$72.4	$35.2
Credit facility fees	3.2	1.3	5.6	2.8
Amortization of debt financing costs	2.1	1.4	4.3	2.4
Effect of interest rate swaps	0.5	0.9	2.1	1.5
Total interest expense	$42.0	$24.2	$84.4	$41.9
Weighted average interest rate (1)	7.067%	8.462%	7.300%	8.401%
Weighted average outstanding balance	$2,075.3	$1,006.9	$2,019.6	$870.2
_____________________
(1) The weighted average interest rate includes the effect of the interest rate swaps and excludes the impact of credit facility fees and amortization of debt financing costs.

Credit Facilities

In connection with each of the credit facilities described below, the Company and, where applicable, the borrower subsidiary have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under each of the credit facilities are subject to the leverage restrictions contained in the Investment Company Act.

In addition, each of these credit facilities contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, the lenders may terminate the commitments and declare the outstanding loans and all other obligations under the applicable credit facility immediately due and payable.
ING Credit Agreement

On March 25, 2022, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of March 31, 2025, the size of the ING Credit Agreement facility is $1,185 million (the “Maximum Commitment”). Following the availability period, the Company will be required in certain circumstances to prepay loans. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the sole current and certain future subsidiaries of us and guaranteed by such subsidiaries.

As of March 31, 2025, borrowings under the ING Credit Agreement are denominated in U.S. dollars and bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 2.05% per annum if the Company has and maintains an investment grade credit rating or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) alternate base rate (“ABR”) plus 1.05% per annum if the Company has and maintains investment grade credit rating. The Company may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at the Company's option, subject to certain conditions. The Company also pays a commitment fee of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement, subject to increase to 1.00% per annum on the daily unused amount if the daily unused amount is greater than or equal to 65% of the aggregate commitments under the ING Credit Agreement.

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

Subject to certain conditions, including consent of the lenders and JPM, as administrative agent, at any time during the availability period, OSCF Lending SPV may propose one or more increases in the maximum commitment up to an amount not to exceed $1.0 billion. Borrowings under the JPM Loan and Security Agreement bear interest at a rate per annum equal to the forward-looking term rate with a three-month tenor, based on SOFR plus 2.50%.

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

Subject to certain conditions, including consent of the lenders and CIBC as administrative agent, during the availability period, OSCF Lending V SPV may propose up to four increases in the CIBC Maximum Commitment up to an amount not to exceed $500 million in the aggregate. On April 26, 2024, the Company increased the CIBC Maximum Commitment to $350 million.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
The obligations of OSCF Lending V SPV under the CIBC Loan and Servicing Agreement are secured by all of the assets held by OSCF Lending V SPV, including loans it has made or acquired.

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

Borrowings under the DBNY Loan Financing and Servicing Agreement may be denominated in EUR, AUD, CAD, GBP or USD and bear interest at a rate per annum equal to the sum of, for any accrual period and any lender, (i) the applicable margin and (ii) the cost of funds rate for such accrual period and such lender. The applicable margin will be 2.40% per annum prior to the end of the availability period and 3.05% per annum thereafter; provided that, on and after the occurrence of any Event of Default (as defined in the DBNY Loan Financing and Servicing Agreement), the applicable margin shall be increased by 2.00% per annum. The cost of funds rate will be, (a) for each conduit lender, the lower of (x) such conduit lender’s Commercial Paper Rate (as defined in the DBNY Loan Financing and Servicing Agreement) and (y) the SOFR for a three-month tenor as quoted by CME Group Benchmark Administration Limited (which shall in no event be lower than 0.25%), and (b) for each committed lender, the base rate determined by reference to the applicable benchmark index depending on the currency denomination of the advances.

The obligations of OSCF Lending IV SPV under the DBNY Loan Financing and Servicing Agreement are secured by all of the assets held by OSCF Lending IV SPV, including loans it has made or acquired, except for certain Retained Interests (as defined in the DBNY Loan Financing and Servicing Agreement).

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

MS SPV Facility

On February 23, 2024, the Company entered into a loan and servicing agreement (the “MS Loan and Servicing Agreement”), among OSCF Lending II SPV, LLC (“OSCF Lending II SPV”), a wholly owned subsidiary of us, as borrower, the Company, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc. (“MS”), as the administrative agent, pursuant to which MS has agreed to extend credit to OSCF Lending II SPV in an aggregate principal amount up to $200 million at any one time outstanding.

Advances under the MS Loan and Servicing Agreement bear interest at a rate per annum equal to SOFR plus 2.35% during the availability period and 2.85% thereafter; provided that the applicable margin shall be increased by 2.00% per annum (i) during the existence of a Specified Event of Default (as defined in the MS Loan and Servicing Agreement), (ii) upon written notice from MS, as administrative agent (at the direction of required lenders) to OSCF Lending II SPV and us during the existence of any other Event of Default (as defined in the MS Loan and Servicing Agreement) or (iii) after a Facility Maturity Date (as defined in the MS Loan and Servicing Agreement).

The obligations of OSCF Lending II SPV under the MS Loan and Servicing Agreement are secured by all of the assets held by OSCF Lending II SPV, including certain loans it has made or acquired except for certain Retained Interests (as defined in the MS Loan and Servicing Agreement).

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Unsecured Notes
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
The 2029 Unsecured Notes bear interest at a rate of 6.500% per year payable semi-annually in arrears on January 23 and July 23 of each year. The 2029 Unsecured Notes are the Company’s direct, unsecured obligations and rank senior in right of payment to its future indebtedness that is expressly subordinated in right of payment to the 2029 Unsecured Notes; equal in right of payment to its existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by its subsidiaries, financing vehicles or similar facilities.
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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Net increase (decrease) in net assets resulting from operations	$52,900	$56,477	$129,680	$109,411
Net unrealized (appreciation) depreciation	30,913	655	29,950	(16,264)
Book/tax difference due to capital gains incentive fees	(3,129)	319	(2,472)	2,460
Other book/tax differences (1)	(28,123)	(724)	2,235	(5,259)
Taxable income (2)	$52,561	$56,727	$159,393	$90,348
__________________
(1)For the three and six months ended March 31, 2025, the other book/tax difference was primarily due to changes in unrealized value of foreign currency forwards.
(2)The Company’s taxable income for the three and six months ended March 31, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2025. The final taxable income may be different than the estimate.
For the three months ended March 31, 2025, the Company recognized (i) a provision for incomes taxes on net investment income of $414, which was all current tax expense, and (ii) a benefit for income taxes on realized and unrealized gains (losses) of $19, which was primarily a deferred tax benefit. For the three months ended March 31, 2024, the Company recognized a total provision for income tax expense on realized and unrealized gains (losses) of $144, which was comprised of a current tax expense of $144.
For the six months ended March 31, 2025, the Company recognized (i) a provision for incomes taxes on net investment income of $679, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of $46, of which $25 was deferred tax expense and $21 was current tax expense. For the six months ended March 31, 2024, the Company recognized a total provision for income tax expense on realized and unrealized gains (losses) of $385, which was comprised of a current tax expense of $385.
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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company’s total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022. For the three and six months ended March 31, 2025, base management fees were $11,471 and $21,933, respectively. For the three and six months ended March 31, 2024, base management fees were $7,242 and $12,998, respectively.
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

The Adviser waived the Investment Income Incentive Fee through November 2022.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the three and six months ended March 31, 2025, the Investment Income Incentive Fee was $10,942 and $21,691, respectively. For the three and six months ended March 31, 2024, the Investment Income Incentive Fee was $7,980 and $13,734, respectively.

Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class T shares, Class S shares, Class D shares and Class I shares. As of March 31, 2025, the Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2025, there were $3,044 and $2,472 of reversal of accrued Capital Gains Incentive Fees, respectively. For the three and six months ended March 31, 2024, there were $319 and $2,460 of accrued Capital Gains Incentive Fees, respectively. As of March 31, 2025, there were $756 of Capital Gains Incentive Fees accrued since inception.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the three months ended March 31, 2025, the Company incurred $506 of expenses under the Administration Agreement, of which $358 was included in administrator expense, $102 was included in general and administrative expenses and $46 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the six months ended March 31, 2025, the Company incurred $904 of expenses under the Administration Agreement, of which $606 was included in administrator expense, $133 was included in general and administrative expenses and $165 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the three months ended March 31, 2024, the Company incurred $543 of expenses under the Administration Agreement, of which $417 was included in administrator expense, $101 was included in general and administrative expenses and $25 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the six months ended March 31, 2024, the Company incurred $912 of expenses under the Administration Agreement, of which $719 was included in administrator expense, $162 was included in general and administrative expenses and $31 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations.

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

For the three and six months ended March 31, 2025, the Company recorded distribution and shareholder servicing fees of $2,513 and $4,865, respectively, primarily all of which were attributable to Class S shares. For the three and six months ended March 31, 2024, the Company recorded distribution and shareholder servicing fees of $1,614 and $2,895, respectively, primarily all of which were attributable to Class S shares.

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

For the six months ended March 31, 2025 and 2024, the Adviser did not make any Expense Payments. For the six months ended March 31, 2025, the Company did not make any reimbursement payments to the Adviser. For the six months ended March 31, 2024, the Company made reimbursement payments of $1,045 to the Adviser. As of March 31, 2025, there were no amounts due to the Adviser from the Company under the Expense Support Agreement.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

(Share amounts in thousands)	Three months ended March 31, 2025			Three months ended March 31, 2024			Six months ended March 31, 2025			Six months ended March 31, 2024
	Class I	Class S	Class D	Class I	Class S	Class D	Class I	Class S	Class D	Class I	Class S	Class D
Net asset value at beginning of period	$23.52	$23.52	$23.52	$23.62	$23.62	$23.62	$23.56	$23.56	$23.56	$23.56	$23.56	$23.56
Net investment income (1)	0.51	0.46	0.50	0.57	0.52	0.56	1.04	0.94	1.01	1.04	0.94	1.01
Net unrealized appreciation (depreciation) (1)(2)	(0.19)	(0.19)	(0.19)	(0.02)	(0.02)	(0.02)	(0.19)	(0.19)	(0.19)	0.17	0.17	0.17
Net realized gains (losses) (1)	0.04	0.04	0.04	0.03	0.03	0.03	0.07	0.07	0.07	0.04	0.04	0.04
Net increase (decrease) in net assets resulting from operations	0.36	0.31	0.35	0.58	0.53	0.57	0.92	0.82	0.89	1.25	1.15	1.22
Distributions of net investment income to shareholders	(0.51)	(0.46)	(0.50)	(0.57)	(0.52)	(0.56)	(1.04)	(0.94)	(1.01)	(1.04)	(0.94)	(1.01)
Distributions in excess of net investment income	(0.09)	(0.09)	(0.09)	(0.02)	(0.02)	(0.02)	(0.16)	(0.16)	(0.16)	(0.16)	(0.16)	(0.16)
Net asset value at end of period	$23.28	$23.28	$23.28	$23.61	$23.61	$23.61	$23.28	$23.28	$23.28	$23.61	$23.61	$23.61
Total return (3)	1.54%	1.33%	1.48%	2.48%	2.26%	2.41%	3.97%	3.53%	3.84%	5.43%	4.98%	5.30%
Common shares outstanding at beginning of the period	97,207	47,759	107	57,111	27,765	22	89,884	44,323	81	44,103	20,787	6
Common shares outstanding at end of period	110,042	52,027	157	69,973	34,601	53	110,042	52,027	157	69,973	34,601	53
Net assets at the beginning of the period	$2,286,444	$1,123,357	$2,515	$1,348,877	$655,764	$530	$2,118,000	$1,044,424	$1,916	$1,039,238	$489,821	$146
Net assets at end of period	$2,561,941	$1,211,427	$3,646	$1,652,401	$817,091	$1,254	$2,561,941	$1,211,427	$3,646	$1,652,401	$817,091	$1,254
Average net assets (4)	$2,481,218	$1,194,703	$3,102	$1,563,298	$762,803	$1,045	$2,361,945	$1,152,670	$2,737	$1,402,988	$683,680	$695
Ratio of net investment income to average net assets (5)	2.17%	1.96%	2.12%	2.40%	2.19%	2.34%	4.39%	3.96%	4.28%	4.41%	3.99%	4.28%
Ratio of total expenses to average net assets (5)(7)	1.76%	1.96%	1.81%	1.78%	1.99%	1.84%	3.75%	4.15%	3.86%	3.57%	3.99%	3.70%
Ratio of net expenses to average net assets (5)	1.76%	1.96%	1.81%	1.78%	1.99%	1.84%	3.75%	4.15%	3.86%	3.62%	4.05%	3.76%
Ratio of portfolio turnover to average investments at fair value (5)	5.78%	5.78%	5.78%	10.03%	10.03%	10.03%	15.48%	15.48%	15.48%	14.87%	14.87%	14.87%
Weighted average outstanding debt	$2,075,267	$2,075,267	$2,075,267	$1,006,868	$1,006,868	$1,006,868	$2,019,610	$2,019,610	$2,019,610	$870,164	$870,164	$870,164
Average debt per share (1)	$13.27	$13.27	$13.27	$10.25	$10.25	$10.25	$13.54	$13.54	$13.54	$9.86	$9.86	$9.86
Asset coverage ratio (6)	284.30%	284.30%	284.30%	306.49%	306.49%	306.49%	284.30%	284.30%	284.30%	306.49%	306.49%	306.49%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three and six months ended March 31, 2025 and 2024 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a distribution reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the three and six months ended March 31, 2025 and 2024 have not been annualized for purposes of this ratio.
(6)	Based on outstanding senior securities of $2,048.2 million and $1,195.3 million as of March 31, 2025 and 2024, respectively.
(7)	Total expenses to average net assets is prior to expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the “ISDA Master Agreement”) with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of March 31, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$14,612	C$	21,120	5/8/2025	$—	$89	Derivative liability
Foreign currency forward contract	$332,010		€306,801	5/8/2025	—	79	Derivative liability
Foreign currency forward contract	$164,596		£132,557	5/8/2025	—	6,490	Derivative liability
Foreign currency forward contract	$14,612		¥2,243,692	5/8/2025	—	455	Derivative liability
Foreign currency forward contract	$6,716	kr	76,683	5/8/2025	—	563	Derivative liability
					$—	$7,676
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$235,495		€213,997	11/7/2024	$—	$3,725	Derivative liability
Foreign currency forward contract	$158,386		£123,967	11/7/2024	—	7,890	Derivative liability
Foreign currency forward contract	$6,602	kr	72,797	11/7/2024	—	312	Derivative liability
					$—	$11,927
In connection with the issuance of the 2028 Unsecured Notes, the Company entered into interest rate swap agreements with the BNP Paribas pursuant to ISDA Master Agreements. In connection with the issuance of the 2029 Unsecured Notes, the Company entered into interest rate swap agreements with Morgan Stanley Bank, N.A. pursuant to ISDA Master Agreements.
Certain information related to the Company’s interest rate swaps is presented below as of March 31, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$6,451	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	2,159	—	Derivative asset
			$8,610	$—

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of March 31, 2025, off-balance sheet arrangements consisted of $822,559 of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $822,559, approximately $788,008 can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, off-balance sheet arrangements consisted of $642,044 of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $642,044, approximately $600,609 could be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of March 31, 2025 and September 30, 2024 is shown in the table below:

	March 31, 2025	September 30, 2024
OneOncology, LLC	$88,986	$10,470
Integrity Marketing Acquisition, LLC	45,219	48,889
Poseidon Midco AB	34,745	32,272
Biscuit Parent, LLC	31,516	15,000
Verona Pharma, Inc.	29,285	29,285
Spruce Bidco I Inc.	26,341	—
Geo Topco Corporation	22,887	—
TBRS, Inc.	20,699	—
Everbridge, Inc.	19,899	19,899
PetVet Care Centers, LLC	19,210	19,210
Accession Risk Management Group, Inc.	18,799	28,981
Telephone and Data Systems, Inc.	18,569	18,569
ASP Integrity Acquisition Co LLC	16,953	—
THG Acquisition, LLC	16,535	—
Next Holdco, LLC	16,443	16,443
PAI Financing Merger Sub LLC	15,790	—
Janus Bidco Limited	15,760	15,793
Creek Parent, Inc.	15,225	—
PPW Aero Buyer, Inc.	14,899	26,797
SEI Holding I Corporation	14,678	14,608
NFM & J, L.P.	14,651	16,947
LDS Buyer, LLC	13,734	—
Monotype Imaging Holdings Inc.	13,657	15,061
SumUp Holdings Luxembourg	12,796	12,795
Bamboo US Bidco LLC	11,699	7,220
F&M BUYER LLC	11,435	—
Minotaur Acquisition, Inc.	11,132	11,132
AVSC Holding Corp.	10,973	—
Sorenson Communications, LLC	10,178	10,177
North Star Acquisitionco, LLC	9,887	14,066
Kite Midco II Inc.	9,609	—
ACESO Holding 4 S.A.R.L.	9,495	9,511
Grand River Aseptic Manufacturing, Inc.	9,237	—
MRI Software LLC	8,907	10,716
Truck-Lite Co., LLC	8,668	13,454
107-109 Beech OAK22 LLC	8,544	7,501

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2025	September 30, 2024
IW Buyer LLC	$7,336	$7,504
Optimizely North America Inc.	7,109	—
Microf Funding V LLC	7,084	8,670
Neptune Platform Buyer, LLC	6,863	6,863
Protein for Pets Opco, LLC	6,639	6,639
Project Accelerate Parent, LLC	6,250	6,250
WP CPP Holdings, LLC	5,831	5,831
Legends Hospitality Holding Company, LLC	5,782	9,820
Kings Buyer, LLC	5,774	3,329
Galileo Parent, Inc.	5,566	991
ACP Falcon Buyer Inc	5,333	5,333
Entrata, Inc.	5,211	5,211
Enverus Holdings, Inc.	5,151	6,567
Inventus Power, Inc.	4,967	4,967
USIC Holdings, Inc.	4,821	5,692
Eyesouth Eye Care Holdco LLC	4,786	4,835
Crewline Buyer, Inc.	4,573	4,573
Evergreen IX Borrower 2023, LLC	4,006	4,006
Violin Finco Guernsey Limited	3,933	3,933
iCIMs, Inc.	3,920	3,710
Lightbox Intermediate, L.P.	3,845	—
BioXcel Therapeutics, Inc.	3,577	4,471
Finastra USA, Inc.	3,396	2,436
Pluralsight, LLC	3,351	3,351
Centralsquare Technologies, LLC	3,302	3,378
Usalco LLC	3,269	3,269
Icefall Parent, Inc.	2,662	2,662
Coupa Holdings, LLC	2,122	2,122
Oranje Holdco, Inc.	1,968	1,968
Establishment Labs Holdings Inc.	1,689	3,378
107 Fair Street LLC	1,596	2,849
Dukes Root Control Inc.	763	853
112-126 Van Houten Real22 LLC	546	870
Grove Hotel Parcel Owner, LLC	531	1,768
Salus Workers' Compensation, LLC	531	1,898
Transit Buyer LLC	520	520
Supreme Fitness Group NY Holdings, LLC	396	396
ASP-R-PAC Acquisition Co LLC	317	247
LSL Holdco, LLC	203	244
Quantum Bidco Limited	—	24,898
AmSpec Parent LLC	—	19,666
CVAUSA Management, LLC	—	13,657
Delta Leasing SPV II LLC	—	11,419
Harrow, Inc.	—	4,301
Avalara, Inc.	—	1,903
	$822,559	$642,044

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended March 31, 2025, except as discussed below.

Share Issuances

On April 1, 2025, the Company issued and sold pursuant to its continuous public offering 11,770,232 Class I shares for proceeds of $274.0 million and 1,251,267 Class S shares for proceeds of $29.1 million.
ING Credit Agreement Amendment

On April 11, 2025, the Company entered into an amendment to the Syndicated Facility to, among other things, (1) generally reduce interest rate margins from 2.15% to 1.875% plus a SOFR adjustment of 0.10% on SOFR loans and reduce the interest rate margin from 1.15% to 0.875% plus a SOFR adjustment of 0.10% on alternate base rate loans, (2) increase the facility size from $1.185 billion to $1.235 billion, (3) increase the "accordion" feature to allow expansion up to $1.75 billion, and (4) extend the reinvestment period and final maturity date to April 11, 2029 and April 11, 2030, respectively.

Distributions

On April 23, 2025, the Board of Trustees of the Company declared a regular distribution on its outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0165	$0.1835
Class D shares	$0.2000	$0.0048	$0.1952

The distribution is payable to shareholders of record as of April 28, 2025 and will be paid on or about May 28, 2025. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

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
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or the future performance or financial condition of Oaktree Strategic Credit Fund (the “Company”, which may also be referred to as “we,” “us” or “our”). The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

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

Our investment objective is to generate stable current income and long-term capital appreciation. We seek to meet our investment objective by primarily investing in private debt opportunities, including first lien loans (which may include “unitranche” loans and “last out” first lien loans, which are loans that are second priority behind “first out” first lien loans), second lien loans, unsecured and mezzanine loans, bonds and preferred equity, as well as certain equity co-investments.
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
As of June 1, 2022, we had satisfied the minimum offering requirement and our board of trustees (the “Board of Trustees” or the “Board”) had authorized the release of proceeds from escrow. As of March 31, 2025, we have issued and sold 110,081,644 Class I shares for an aggregate purchase price of $2,601.1 million of which $100.0 million was purchased by an affiliate of the Adviser, 50,543,189 Class S shares for an aggregate purchase price of $1,189.7 million, 155,320 Class D shares for an aggregate purchase price of $3.7 million and zero Class T shares.

Business Environment and Developments
Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, tariffs and concern over a potential slowdown in economic activity. As inflation pressures have eased in recent months, the Federal Reserve has relaxed its monetary policies and cut the federal funds rate to support the broader economy. However, various macroeconomic headwinds remain, including ongoing conflict in the Middle East, signs of an economic slowdown outside the United States and threats of tariffs and a trade war. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
The fair value of our investments as of March 31, 2025 and September 30, 2024 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

As of March 31, 2025, we held $5,821.6 million of investments at fair value, up from $4,576.2 million held at September 30, 2024, primarily driven by new originations funded primarily by cash proceeds from our continuous offering and an increase in borrowings under our credit facilities.
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
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2025, there was one investment on non-accrual status that represented 0.2% and 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there was one investment on non-accrual status that represented 0.1% and 0.1% of total debt investments at cost and fair value, respectively.
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

Portfolio Composition
As of March 31, 2025, the fair value of our investment portfolio was $5,821.6 million and was composed of investments in 179 portfolio companies. As of September 30, 2024, the fair value of our investment portfolio was $4,576.2 million and was composed of investments in 180 portfolio companies.
As of March 31, 2025 and September 30, 2024, our investment portfolio consisted of the following:

	March 31, 2025	September 30, 2024
Cost:
Senior Secured Debt	89.92%	89.12%
Subordinated Debt	9.63%	10.33%
Preferred Equity	0.23%	0.27%
Common Equity and Warrants	0.22%	0.28%
Total	100.00%	100.00%

	March 31, 2025	September 30, 2024
Fair Value:
Senior Secured Debt	89.92%	89.02%
Subordinated Debt	9.59%	10.40%
Preferred Equity	0.28%	0.31%
Common Equity and Warrants	0.21%	0.27%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	March 31, 2025	September 30, 2024
Fair Value:
Application Software	16.41%	17.60%
Pharmaceuticals	4.97%	2.78%
Systems Software	4.35%	4.70%
Aerospace & Defense	4.10%	3.68%
Health Care Equipment	3.78%	0.97%
Interactive Media & Services	3.65%	3.73%
Diversified Support Services	3.55%	4.80%
Specialized Consumer Services	3.07%	1.19%
Health Care Services	3.07%	4.38%
Multi-Sector Holdings	3.05%	4.16%
Life Sciences Tools & Services	2.87%	0.98%
Diversified Financial Services	2.79%	3.56%
Health Care Technology	2.74%	2.87%
Education Services	2.48%	2.73%
Packaged Foods & Meats	2.10%	1.76%
Insurance Brokers	2.10%	2.48%
Industrial Machinery & Supplies & Components	1.75%	2.29%
Research & Consulting Services	1.65%	0.83%
Trading Companies & Distributors	1.63%	1.84%
Construction & Engineering	1.63%	1.55%
Building Products	1.58%	—%
Specialized Finance	1.53%	1.28%
Communications Equipment	1.46%	1.93%
Other Specialty Retail	1.37%	1.92%
Electrical Components & Equipment	1.36%	1.82%
Office Services & Supplies	1.33%	1.83%
Environmental & Facilities Services	1.32%	1.70%
Wireless Telecommunication Services	1.26%	1.57%
Cable & Satellite	1.19%	0.46%
Construction Machinery & Heavy Transportation Equipment	1.15%	1.36%
Asset Management & Custody Banks	1.04%	1.36%
Property & Casualty Insurance	1.01%	1.50%
Real Estate Services	1.01%	—%
Distributors	0.97%	0.64%
Alternative Carriers	0.85%	—%
Health Care Supplies	0.85%	1.49%
Diversified Chemicals	0.85%	0.35%
Financial Exchanges & Data	0.83%	1.04%
Movies & Entertainment	0.82%	0.87%
Air Freight & Logistics	0.73%	—%
Paper & Plastic Packaging Products & Materials	0.69%	1.24%
Data Processing & Outsourced Services	0.69%	1.25%
Food Distributors	0.62%	0.52%
Commodity Chemicals	0.54%	0.70%
Gold	0.51%	0.65%
Electronic Components	0.50%	0.63%
Real Estate Development	0.44%	0.55%
Hotels, Resorts & Cruise Lines	0.37%	0.45%
Consumer Finance	0.28%	0.30%
Advertising	0.23%	0.31%
Biotechnology	0.21%	0.27%
Metal, Glass & Plastic Containers	0.20%	0.55%
Health Care Distributors	0.18%	0.69%
Leisure Facilities	0.16%	0.20%
Passenger Airlines	0.13%	0.26%
Diversified Metals & Mining	—%	0.87%
Health Care Facilities	—%	0.56%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	March 31, 2025	September 30, 2024
United States	87.26%	84.59%
United Kingdom	4.89%	6.24%
Sweden	1.71%	1.21%
Germany	1.47%	—%
Canada	1.18%	1.51%
Netherlands	0.91%	1.17%
Cayman Islands	0.89%	1.35%
Luxembourg	0.87%	1.95%
Costa Rica	0.26%	0.29%
France	0.23%	0.30%
Switzerland	0.17%	0.22%
Chile	0.13%	0.26%
Australia	0.03%	0.04%
India	—%	0.87%
Total	100.00%	100.00%

See the Schedule of Investments as of March 31, 2025 and September 30, 2024, in our consolidated financial statements in Part I, Item 1, of this quarterly report on Form 10-Q, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of three and six months ended March 31, 2025 and March 31, 2024
Investment Income
Total investment income for the three months ended March 31, 2025 was $144,601 and consisted of $142,234 of interest income primarily from portfolio investments (including $2,499 of PIK interest income) and $2,367 of fee income. Total investment income for the three months ended March 31, 2024 was $97,056 and consisted of $95,806 of interest income primarily from portfolio investments (including $2,045 of PIK interest income) and $1,250 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio.
Total investment income for the six months ended March 31, 2025 was $286,237 and consisted of $282,924 of interest income primarily from portfolio investments (including $5,194 of PIK interest income) and $3,313 of fee income. Total investment income for the six months ended March 31, 2024 was $168,650 and consisted of $166,999 of interest income primarily from portfolio investments (including $2,666 of PIK interest income) and $1,651 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio. Based on fair value as of March 31, 2025, the weighted average yield on our debt investments was 10.0%, down from 11.4% as of March 31, 2024.

Expenses
Net expenses for the three months ended March 31, 2025 were $66,933, up significantly from $43,127 for the three months ended March 31, 2024. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous offering and an increase in borrowings under our credit facilities. Net expenses for the six months ended March 31, 2025 were $136,099, up significantly from $78,918 for the six months ended March 31, 2024. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous offering and an increase in borrowings under our credit facilities. Net expenses consisted of the following:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024	For the six months ended March 31, 2025	For the six months ended March 31, 2024
Expenses:
Base management fee	$11,471	$7,242	$21,933	$12,998
Investment income incentive fee	10,942	7,980	21,691	13,734
Capital gains incentive fee	(3,044)	319	(2,472)	2,460
Professional fees	1,389	613	2,430	1,448
Class S and Class D distribution and shareholder servicing fees	2,513	1,614	4,865	2,895
Board of trustees fees	116	116	232	207
Organization expenses	1	4	2	4
Amortization of continuous offering costs	552	211	919	433
Interest expense	41,977	24,180	84,397	41,920
Administrator expense	358	417	606	719
General and administrative expenses	658	431	1,496	1,055
Total expenses	$66,933	$43,127	$136,099	$77,873
Expense reimbursements (support)	—	—	—	1,045
Net expenses	$66,933	$43,127	$136,099	$78,918
For the six months ended March 31, 2025 and 2024, the Adviser did not make any expense payments under the expense support agreement with the Adviser (the "Expense Support Agreement"). For the six months ended March 31, 2025, we did not make any reimbursement payments to the Adviser. For the six months ended March 31, 2024, the Company made reimbursement payments of $1,045 to the Adviser. As of March 31, 2025, there were no amounts due to the Adviser from us under the Expense Support Agreement.
For the three and six months ended March 31, 2025, base management fees were $11,471 and $21,933, respectively. For the three and six months ended March 31, 2024, base management fees were $7,242 and $12,998, respectively. For the three and six months ended March 31, 2025, investment income incentive fees were $10,942 and $21,691, respectively. For the three and six months ended March 31, 2024, investment income incentive fees were $7,980 and $13,734, respectively. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $30,913 for the three months ended March 31, 2025. This consisted of $27.1 million of net unrealized depreciation of foreign currency forward contracts, $5.8 million of net unrealized depreciation on debt investments and $0.9 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $2.8 million of net unrealized appreciation on equity investments.
Net unrealized depreciation was $655 for the three months ended March 31, 2024. This consisted of $9.2 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $0.3 million of net unrealized depreciation on equity investments, partially offset by $6.3 million of net unrealized appreciation on debt investments and $2.6 million of net unrealized appreciation of foreign currency forward contracts.
Net unrealized depreciation was $29,950 for the six months ended March 31, 2025. This consisted of $20.5 million of net unrealized depreciation on debt investments and $15.5 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $4.3 million of net unrealized appreciation of foreign currency forward contracts and $1.8 million of net unrealized appreciation on equity investments.
Net unrealized appreciation was $16,264 for the six months ended March 31, 2024. This consisted of $20.4 million of net unrealized appreciation on debt investments, partially offset by $2.3 million of net unrealized depreciation of foreign currency forward contracts, $1.0 million of net unrealized depreciation on equity investments and $0.8 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).

Net Realized Gains (Losses)
Net realized gains were $6,540 and $10,217 for the three and six months ended March 31, 2025, respectively, which was primarily related to the exits of certain investments and foreign currency forward contracts. Net realized gains were $3,347 and $3,800 for the three and six months ended March 31, 2024, respectively, which was primarily related to the exits of certain investments and foreign currency forward contracts.
Financial Condition, Liquidity and Capital Resources

We expect to generate cash from (1) the cash proceeds from our continuous offering, (2) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. high-quality debt investments that mature in one year or less, (3) borrowings from banks, including secured borrowings, unsecured debt offerings, and any other financing arrangements we may enter into in the future and (4) any future offerings of equity or debt securities.
Our primary use of cash is for (1) investments in portfolio companies and other investments, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service, repayment and other financing costs of our borrowings, (4) funding repurchases under our share repurchase program, and (5) cash distributions to the shareholders.
For the six months ended March 31, 2025, we experienced a net decrease in cash and cash equivalents of $236.0 million. During that period, $959.8 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $724.5 million, due primarily from $651.1 million of proceeds from the issuance of common shares, $195.5 million of net borrowings under the credit facilities and $35.0 million of proceeds from subscription received in advance, partially offset by $120.0 million of distributions paid to shareholders, $35.9 million of shares repurchases paid and $1.3 million of deferred financing and offering costs paid.
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
As of March 31, 2025, we had $288.2 million of cash and cash equivalents (including restricted cash of $40.8 million), portfolio investments (at fair value) of $5,821.6 million, $33.9 million of interest receivable, $1,394.5 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $218.8 million of net payables from unsettled transactions, $1,290.5 million of borrowings outstanding under our credit facilities and $747.7 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2025 and September 30, 2024, off-balance sheet arrangements consisted of $822,559 and $642,044, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. As of March 31, 2025, of the $822,559 of unfunded commitments, approximately $788,008 can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of March 31, 2025	Weighted average debt outstanding for the six months ended March 31, 2025	Maximum debt outstanding for the six months ended March 31, 2025
ING Credit Agreement	$415,000	$415,000	$464,258	$605,000
JPM SPV Facility	230,000	375,000	322,995	375,000
SMBC SPV Facility	100,000	75,500	94,912	100,000
CIBC SPV Facility	225,000	225,000	225,000	225,000
DBNY SPV Facility	100,000	100,000	100,000	100,000
MS SPV Facility	25,000	100,000	62,445	100,000
2028 Unsecured Notes	350,000	350,000	350,000	350,000
2029 Unsecured Notes	400,000	400,000	400,000	400,000
Total debt	$1,845,000	$2,040,500	$2,019,610

	Payments due by period as of March 31, 2025
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$415,000	$—	$—	$415,000
Interest due on ING Credit Agreement	87,200	26,859	53,718	6,623
JPM Loan and Security Agreement	375,000	—	—	375,000
Interest due on JPM Loan and Security Agreement	106,329	25,533	51,066	29,730
SMBC Loan and Security Agreement	75,500	—	—	75,500
Interest due on SMBC Loan and Security Agreement	18,812	5,373	10,746	2,693
CIBC Loan and Servicing Agreement	225,000	225,000	—	—
Interest due on CIBC Loan and Servicing Agreement	9,057	9,057	—	—
DBNY Loan Financing and Servicing Agreement	100,000	—	—	100,000
Interest due on DBNY Loan Financing and Servicing Agreement	26,122	6,729	13,458	5,935
MS Loan and Servicing Agreement	100,000	—	—	100,000
Interest due on MS Loan and Servicing Agreement	26,003	6,660	13,320	6,023
2028 Unsecured Notes	350,000	—	—	350,000
Interest due on 2028 Unsecured Notes	106,119	29,255	58,510	18,354
2029 Unsecured Notes	400,000	—	—	400,000
Interest due on 2029 Unsecured Notes	118,850	27,543	55,086	36,221
Total	$2,538,992	$362,009	$255,904	$1,921,079
Equity Activity
As of March 31, 2025, we have issued and sold 110,081,644 Class I shares for an aggregate purchase price of $2,601.1 million, 50,543,189 Class S shares for an aggregate purchase price of $1,189.7 million and 155,320 Class D shares for an aggregate purchase price of $3.7 million. As of March 31, 2025, we have issued 2,530,421 Class I shares, 3,090,040 Class S and 4,575 Class D shares pursuant to our distribution reinvestment plan. As of March 31, 2025, we have not issued any Class T shares.

The following table summarizes transactions in Common Shares for the six months ended March 31, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	20,193,519	$474,548
Share transfers between classes	44,803	1,056
Issuance of Common Shares under distribution reinvestment plan	912,070	21,528
Share repurchases, net of early repurchase deduction	(992,389)	(23,233)
Net increase (decrease)	20,158,003	$473,899
Class S
Issuance of Common Shares in public offering	7,435,488	$174,781
Share transfers between classes	(44,803)	(1,056)
Issuance of Common Shares under distribution reinvestment plan	1,148,699	27,146
Share repurchases, net of early repurchase deduction	(835,470)	(19,522)
Net increase (decrease)	7,703,914	$181,349
Class D
Issuance of Common Shares in public offering	76,334	$1,793
Issuance of Common Shares under distribution reinvestment plan	2,270	54
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	75,317	$1,770
Total net increase (decrease)	27,937,234	$657,018
The following table summarizes transactions in Common Shares for the six months ended March 31, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	25,921,513	$610,377
Share transfers between classes	10,652	252
Issuance of Common Shares under dividend reinvestment plan	554,879	13,152
Share repurchases, net of early repurchase deduction	(616,810)	(14,542)
Net increase (decrease)	25,870,234	$609,239
Class S
Issuance of Common Shares in public offering	13,384,213	$315,146
Share transfers between classes	(10,652)	(252)
Issuance of Common Shares under dividend reinvestment plan	617,672	14,541
Share repurchases, net of early repurchase deduction	(178,223)	(4,201)
Net increase (decrease)	13,813,010	$325,234
Class D
Issuance of Common Shares in public offering	46,430	$1,094
Issuance of Common Shares under dividend reinvestment plan	482	11
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	46,912	$1,105
Total net increase (decrease)	39,730,156	$935,578

Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares for the six months ended March 31, 2025 and 2024. As of March 31, 2025, we have not issued any Class T shares.

	Class I Shares	Class S Shares	Class D Shares
October 31, 2024	$23.55	$23.55	$23.55
November 30, 2024	$23.56	$23.56	$23.56
December 31, 2024	$23.52	$23.52	$23.52
January 31, 2025	$23.49	$23.49	$23.49
February 28, 2025	$23.41	$23.41	$23.41
March 31, 2025	$23.28	$23.28	$23.28

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61

Distributions
The Board authorizes and declares monthly distribution amounts per outstanding Common Share. The following table presents distributions that were declared during the six months ended March 31, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.2000	20,068
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.2000	21,111
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.2000	22,009
				$1.2000	$120,178

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1833	9,026
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1834	9,278
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1834	9,543
				$1.1000	$53,710

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1951	22
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1951	24
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1951	31
				$1.1706	$136

The following table presents distributions that were declared during the six months ended March 31, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
				$1.2000	$71,534

				Class S
Distribution	Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
				$1.0999	$31,880

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1851	5
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1951	10
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1951	10
				$1.1706	$34
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
During the six months ended March 31, 2025, we repurchased pursuant to such tender offers an aggregate of 992,389 Class I shares, 835,470 Class S shares and 3,287 Class D shares. The following table presents the share repurchases completed during the six months ended March 31, 2025:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2024	889,569	0.66%	$23.52	$20,910
March 31, 2025	941,577	0.65%	$23.28	$21,923
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.

During the six months ended March 31, 2024, we repurchased pursuant to such tender offers an aggregate of 616,810 Class I shares and 178,223 Class S shares. The following table presents the share repurchases completed during the six months ended March 31, 2024:

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

Leverage
To seek to enhance our returns, we use and expect to continue to use leverage as market conditions permit and at the discretion of the Adviser. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On December 17, 2021, our sole shareholder approved the adoption of the 150% asset coverage requirement pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage is expected to be applied on a position-by-position basis, meaning little-to-no leverage may be applied to certain investments, while others may have more leverage applied. Any such leverage would also be expected to increase the total capital available for investment by the Company. We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. As of March 31, 2025, we had $2,048.2 million in senior securities and our asset coverage ratio was 284.30%.
ING Credit Agreement

On March 25, 2022, we entered into a senior secured revolving credit agreement (as amended and/or restated from time to time, the “ING Credit Agreement”) among us, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of March 31, 2025, the size of the ING Credit Agreement facility is $1,185 million (the “Maximum Commitment”), and the ING Credit Agreement facility has a four year availability period (the “Availability Period”) through June 28, 2027 during which loans may be made and a stated maturity date of June 28, 2028 (the “Maturity Date”). Following the Availability Period, we will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of us and of the sole current and certain future subsidiaries of us and guaranteed by such subsidiaries.

See Note 6. Borrowings for additional information on the ING Credit Agreement.
As of March 31, 2025, we were in compliance with all financial covenants under the ING Credit Agreement.
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

See Note 6. Borrowings for additional information on the JPM Loan and Security Agreement.
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
See Note 6. Borrowings for additional information on the SMBC Loan and Security Agreement.
CIBC SPV Facility

On November 21, 2023, we entered into a loan and servicing agreement (as amended and/or restated from time to time, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC (“OSCF Lending V SPV”), a wholly owned subsidiary of us, as borrower, we, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent, pursuant to which CIBC agreed to extend credit to OSCF Lending V SPV in an aggregate principal amount up to $150 million at any one time outstanding.

Subject to certain conditions, including consent of the lenders and CIBC as administrative agent, during the availability period, OSCF Lending V SPV may propose up to four increases in the CIBC Maximum Commitment up to an amount not to exceed $500 million in the aggregate. On April 26, 2024, we increased the CIBC Maximum Commitment to $350 million.

The obligations of OSCF Lending V SPV under the CIBC Loan and Servicing Agreement are secured by all of the assets held by OSCF Lending V SPV, including loans it has made or acquired.
See Note 6. Borrowings for additional information on the CIBC Loan and Servicing Agreement.
DBNY SPV Facility

On February 15, 2024, we entered into a loan financing and servicing agreement (as amended and/or restated from time to time, the “DBNY Loan Financing and Servicing Agreement”), among OSCF Lending IV SPV, LLC (“OSCF Lending IV SPV”), a wholly owned subsidiary of us, as borrower, we, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian, pursuant to which DBNY has agreed to extend credit to OSCF Lending IV SPV in an aggregate principal amount up to $300 million at any one time outstanding.

The obligations of OSCF Lending IV SPV under the DBNY Loan Financing and Servicing Agreement are secured by all of the assets held by OSCF Lending IV SPV, including loans it has made or acquired, except for certain Retained Interests (as defined in the DBNY Loan Financing and Servicing Agreement).
See Note 6. Borrowings for additional information on the DBNY Loan Financing and Servicing Agreement.
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

The obligations of OSCF Lending II SPV under the MS Loan and Servicing Agreement are secured by all of the assets held by OSCF Lending II SPV, including certain loans it has made or acquired, except for certain Retained Interests (as defined in the MS Loan and Servicing Agreement).
See Note 6. Borrowings for additional information on the MS Loan and Servicing Agreement.
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
The 2029 Unsecured Notes mature on July 23, 2029, unless previously redeemed or repurchased in accordance with their terms. The 2029 Unsecured Notes bear interest at a rate of 6.500% per year payable semi-annually in arrears on January 23 and July 23 of each year. The 2029 Unsecured Notes are our direct, unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2029 Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
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

Below is a summary of our credit facilities as of March 31, 2025 and September 30, 2024:

	March 31, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,185.0	$415.0	$770.0	$5.9	6/28/2027	6/28/2028
JPM SPV Facility	500.0	375.0	125.0	4.7	5/29/2027	5/29/2029
SMBC SPV Facility	150.0	75.5	74.5	1.4	9/29/2026	9/29/2028
CIBC SPV Facility	350.0	225.0	125.0	0.7	11/21/2025	11/21/2025
DBNY SPV Facility	300.0	100.0	200.0	2.7	2/15/2027	2/15/2029
MS SPV Facility	200.0	100.0	100.0	1.9	2/23/2027	2/23/2029
Total	$2,685.0	$1,290.5	$1,394.5	$17.3

	September 30, 2024
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,185.0	$415.0	$770.0	$6.8	6/28/2027	6/28/2028
JPM SPV Facility	500.0	230.0	270.0	5.2	5/29/2027	5/29/2029
SMBC SPV Facility	150.0	100.0	50.0	1.6	9/29/2026	9/29/2028
CIBC SPV Facility	350.0	225.0	125.0	1.3	11/21/2025	11/21/2025
DBNY SPV Facility	300.0	100.0	200.0	3.0	2/15/2027	2/15/2029
MS SPV Facility	200.0	25.0	175.0	2.2	2/23/2027	2/23/2029
Total	$2,685.0	$1,095.0	$1,590.0	$20.1

Below is a summary of our unsecured notes as of March 31, 2025 and September 30, 2024:

	March 31, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Unsecured Notes	$350.0	$(3.3)	$(1.3)	$6.5	$351.9	$379.0	11/14/2028
2029 Unsecured Notes	400.0	(4.3)	(2.1)	2.2	395.8	407.8	7/23/2029
Total	$750.0	$(7.6)	$(3.4)	$8.7	$747.7	$786.8

	September 30, 2024
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Unsecured Notes	$350.0	$(3.7)	$(1.5)	$12.4	$357.2	$378.6	11/14/2028
2029 Unsecured Notes	400.0	(4.8)	(2.3)	9.2	402.1	412.0	7/23/2029
Total	$750.0	$(8.5)	$(3.8)	$21.6	$759.3	$790.6

The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Stated interest expense	$36.2	$20.6	$72.4	$35.2
Credit facility fees	3.2	1.3	5.6	2.8
Amortization of debt financing costs	2.1	1.4	4.3	2.4
Effect of interest rate swaps	0.5	0.9	2.1	1.5
Total interest expense	$42.0	$24.2	$84.4	$41.9
Weighted average interest rate (1)	7.067%	8.462%	7.300%	8.401%
Weighted average outstanding balance	$2,075.3	$1,006.9	$2,019.6	$870.2
_____________________
(1) The weighted average interest rate includes the effect of the interest rate swaps and excludes the impact of credit facility fees and amortization of debt financing costs.

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

Recent Developments
Share Issuances

On April 1, 2025, we issued and sold pursuant to our continuous public offering 11,770,232 Class I shares for proceeds of $274.0 million and 1,251,267 Class S shares for proceeds of $29.1 million.
ING Credit Agreement Amendment

On April 11, 2025, we entered into an amendment to the Syndicated Facility to, among other things, (1) generally reduce interest rate margins from 2.15% to 1.875% plus a SOFR adjustment of 0.10% on SOFR loans and reduce the interest rate margin from 1.15% to 0.875% plus a SOFR adjustment of 0.10% on alternate base rate loans, (2) increase the facility size from $1.185 billion to $1.235 billion, (3) increase the "accordion" feature to allow expansion up to $1.75 billion, and (4) extend the reinvestment period and final maturity date to April 11, 2029 and April 11, 2030, respectively.
Distributions

On April 23, 2025, our Board of Trustees declared a regular distribution on our outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0165	$0.1835
Class D shares	$0.2000	$0.0048	$0.1952

The distribution was payable to shareholders of record as of April 28, 2025 and will be paid on May 28, 2025. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including SOFR, EURIBOR, SONIA, NIBOR, CORRA, TONA and prime rates, to the extent our debt investments include floating interest rates.
As of March 31, 2025, 92.7% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2024, 92.0% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2025 and September 30, 2024 was as follows:

	March 31, 2025		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$1,151,280	21.45%	$1,213,996	29.01%
>0% and <1%	2,689,443	50.10	1,605,162	38.36
1%	1,279,413	23.83	1,065,864	25.47
>1%	248,205	4.62	299,686	7.16
Total	$5,368,341	100.00%	$4,184,708	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$135,903	$(51,013)	$84,890
200	108,722	(40,810)	67,912
150	81,542	(30,608)	50,934
100	54,361	(20,405)	33,956
50	27,181	(10,203)	16,978

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(27,116)	$10,203	$(16,913)
100	(54,137)	20,405	(33,732)
150	(80,891)	30,608	(50,283)
200	(107,103)	40,810	(66,293)
250	(132,679)	51,013	(81,666)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of March 31, 2025 and September 30, 2024:

	March 31, 2025			September 30, 2024
($ in thousands)	Debt Investments		Borrowings	Debt Investments		Borrowings
Prime rate		$7,021	$—		$4,826	$—
CORRA
30 day	C$	21,111	—		—	—
EURIBOR
30 day		€65,167	—		€—	—
90 day	166,807		—		182,623	—
180 day	49,907		—		34,034	—
NIBOR
90 day	kr	68,811	—	kr	69,157	—
SOFR
30 day		$2,183,469	490,500		$1,333,464	515,000
90 day (a)	2,594,807		1,550,000		2,284,431	1,330,000
180 day	161,739		—		213,125	—
SONIA		£131,109	—		£116,493	—
TONA		¥2,262,960	—		—	—
Fixed rate		$435,178	—		$366,758	—
_____________________
(a) Borrowings include the 2028 Unsecured Notes and 2029 Unsecured Notes, which effectively pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

In addition to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024, we are subject to the following risk:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the three months ended March 31, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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
Date: May 13, 2025