Form 10-Q
period 2025-06-30
Oaktree Strategic Credit Fund
filed 2025-08-13
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2025*
Class I shares of beneficial interest, $0.01 par value	133,345,665
Class S shares of beneficial interest, $0.01 par value	55,916,309
Class D shares of beneficial interest, $0.01 par value	162,751
Class T shares of beneficial interest, $0.01 par value	—
* Common shares outstanding exclude August 1, 2025 subscriptions because the issuance price is not yet finalized as of the date hereof.

As of June 30, 2025, there was no established public market for the registrant’s common shares of beneficial interest.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I

Item 1. Financial Statements and Supplementary Data

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2025 (unaudited)	September 30, 2024
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost June 30, 2025: $6,315,137; cost September 30, 2024: $4,530,412)	$6,362,926	$4,576,233
Cash and cash equivalents	423,229	480,836
Restricted cash	48,070	43,328
Interest receivable	40,354	34,549
Receivables from unsettled transactions	69,188	45,731
Deferred financing costs	19,371	20,150
Deferred offering costs	1,201	554
Derivative assets at fair value	15,079	21,546
Other assets	18,778	439
Total assets	$6,998,196	$5,223,366
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,255	$2,886
Dividends payable	37,039	26,238
Base management fee and incentive fee payable	17,675	17,395
Payable for share repurchases	175,010	14,635
Due to broker	1,410	4,040
Due to affiliates	3,729	3,727
Interest payable	27,639	26,370
Payables from unsettled transactions	102,430	97,396
Director fees payable	—	116
Derivative liabilities at fair value	20,475	11,927
Deferred tax liability	35	8
Credit facilities payable	1,638,900	1,095,000
Unsecured notes payable (net of $7,126 and $8,526 of unamortized financing costs as of June 30, 2025 and September 30, 2024, respectively)	754,839	759,288
Total liabilities	2,781,436	2,059,026
Commitments and contingencies (Note 12)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 182,204 and 134,288 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	1,822	1,343
Additional paid-in-capital	4,291,097	3,170,746
Accumulated distributable earnings (loss)	(76,159)	(7,749)
Total net assets (equivalent to $23.14 and $23.56 per common share as of June 30, 2025 and September 30, 2024, respectively) (Note 10)	4,216,760	3,164,340
Total liabilities and net assets	$6,998,196	$5,223,366
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	June 30, 2025 (unaudited)	September 30, 2024
Class I Shares:
Net assets	$2,942,033	$2,118,000
Common shares outstanding ($0.01 par value, unlimited shares authorized)	127,124	89,884
Net asset value per share	$23.14	$23.56
Class S Shares:
Net assets	$1,271,064	$1,044,424
Common shares outstanding ($0.01 par value, unlimited shares authorized)	54,922	44,323
Net asset value per share	$23.14	$23.56
Class D Shares:
Net assets	$3,663	$1,916
Common shares outstanding ($0.01 par value, unlimited shares authorized)	158	81
Net asset value per share	$23.14	$23.56

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Interest income:
Non-control/Non-affiliate investments	$149,118	$107,921	$419,229	$266,204
Interest on cash and cash equivalents	3,747	3,467	11,366	9,517
Total interest income	152,865	111,388	430,595	275,721
PIK interest income:
Non-control/Non-affiliate investments	2,287	2,369	7,481	5,035
Total PIK interest income	2,287	2,369	7,481	5,035
Fee income:
Non-control/Non-affiliate investments	380	752	3,693	2,403
Total fee income	380	752	3,693	2,403
Total investment income	155,532	114,509	441,769	283,159
Expenses:
Base management fee	13,345	8,630	35,278	21,628
Investment income incentive fee	12,243	9,020	33,934	22,754
Capital gains incentive fee	100	(427)	(2,372)	2,033
Professional fees	1,496	699	3,926	2,147
Class S and Class D distribution and shareholder servicing fees	2,658	1,958	7,523	4,853
Board of trustees fees	116	116	348	323
Organization expenses	3	4	5	8
Amortization of continuous offering costs	589	261	1,508	694
Interest expense	40,474	31,703	124,871	73,623
Administrator expense	556	377	1,162	1,096
General and administrative expenses	865	526	2,361	1,581
Total expenses	72,445	52,867	208,544	130,740
Expense reimbursements (support) (Note 9)	—	—	—	1,045
Net expenses	72,445	52,867	208,544	131,785
Net investment income before taxes	83,087	61,642	233,225	151,374
(Provision) benefit for taxes on net investment income	(131)	—	(810)	—
Net investment income	82,956	61,642	232,415	151,374
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	29,592	(4,950)	(4,609)	13,607
Foreign currency forward contracts	(12,799)	1,752	(8,548)	(541)
Net unrealized appreciation (depreciation)	16,793	(3,198)	(13,157)	13,066
Realized gains (losses):
Non-control/Non-affiliate investments	15,903	(486)	18,347	2,225
Foreign currency forward contracts	(31,894)	427	(24,121)	1,516
Net realized gains (losses)	(15,991)	(59)	(5,774)	3,741
Provision for income tax (expense) benefit	(3)	(158)	(49)	(543)
Net realized and unrealized gains (losses), net of taxes	799	(3,415)	(18,980)	16,264
Net increase (decrease) in net assets resulting from operations	$83,755	$58,227	$213,435	$167,638

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Operations:
Net investment income	$82,956	$61,642	$232,415	$151,374
Net unrealized appreciation (depreciation)	16,793	(3,198)	(13,157)	13,066
Net realized gains (losses)	(15,991)	(59)	(5,774)	3,741
Provision for income tax (expense) benefit	(3)	(158)	(49)	(543)
Net increase (decrease) in net assets resulting from operations	83,755	58,227	213,435	167,638
Distributions to common shareholders:
Class I	(77,672)	(46,748)	(197,850)	(118,282)
Class S	(30,056)	(21,469)	(83,766)	(53,349)
Class D	(93)	(37)	(229)	(71)
Net decrease in net assets resulting from distributions	(107,821)	(68,254)	(281,845)	(171,702)
Share transactions:
Class I:
Issuance of Common shares in private and public offering	540,559	271,288	1,015,107	881,665
Share transfers between classes	644	112	1,700	364
Issuance of Common shares under distribution reinvestment plan	12,033	7,687	33,561	20,839
Repurchased shares, net of early repurchase deduction	(156,200)	(7,296)	(179,433)	(21,838)
Net increase from share transactions	397,036	271,791	870,935	881,030
Class S:
Issuance of Common shares in public offering	71,458	145,291	246,239	460,437
Share transfers between classes	(644)	(112)	(1,700)	(364)
Issuance of Common shares under distribution reinvestment plan	14,735	10,458	41,881	24,999
Repurchased shares, net of early repurchase deduction	(18,810)	(9,248)	(38,332)	(13,449)
Net increase from share transactions	66,739	146,389	248,088	471,623
Class D:
Issuance of Common shares in public offering	10	467	1,803	1,561
Issuance of Common shares under distribution reinvestment plan	27	20	81	31
Repurchased shares, net of early repurchase deduction	—	—	(77)	—
Net increase from share transactions	37	487	1,807	1,592
Total increase (decrease) in net assets	439,746	408,640	1,052,420	1,350,181
Net assets at beginning of period	3,777,014	2,470,746	3,164,340	1,529,205
Net assets at end of period	$4,216,760	$2,879,386	$4,216,760	$2,879,386
Net asset value per common share	$23.14	$23.53	$23.14	$23.53
Common shares outstanding at end of period	182,204	122,364	182,204	122,364

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$213,435	$167,638
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	13,157	(13,066)
Net realized (gains) losses	5,774	(3,741)
PIK interest income	(7,481)	(5,035)
Accretion of original issue discount on investments	(22,729)	(18,639)
Accretion of original issue discount on unsecured notes payable	620	221
Amortization of deferred financing costs	5,825	3,856
Amortization of deferred offering costs	1,508	694
Deferred taxes	27	2
Purchases of investments	(2,977,628)	(3,020,430)
Proceeds from the sales and repayments of investments	1,208,850	800,934
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	—	861
(Increase) decrease in interest receivable	(5,763)	(20,326)
(Increase) decrease in receivables from unsettled transactions	(23,457)	(77,313)
(Increase) decrease in due from broker	—	(3,390)
(Increase) decrease in other assets	(18,339)	23
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(681)	(444)
Increase (decrease) in base management fee and incentive fees payable	280	9,633
Increase (decrease) in due to broker	(2,630)	—
Increase (decrease) in due to affiliates	(337)	(4,695)
Increase (decrease) in interest payable	1,269	13,127
Increase (decrease) in payables from unsettled transactions	5,034	91,829
Increase (decrease) in director fees payable	(116)	—
Net cash used in operating activities	(1,603,382)	(2,078,261)
Financing activities:
Distributions paid in cash	(195,521)	(113,935)
Borrowings under credit facilities	1,058,400	855,000
Repayments of borrowings under credit facilities	(514,500)	(40,000)
Issuance of unsecured notes	—	348,236
Proceeds from issuance of common shares	1,263,149	1,343,663
Deferred financing costs paid	(3,652)	(14,776)
Deferred offering costs paid	(1,765)	(855)
Share repurchases paid	(57,469)	(23,888)
Net cash provided by financing activities	1,548,642	2,353,445
Effect of exchange rate changes on foreign currency	1,875	(1,209)
Net increase (decrease) in cash and cash equivalents and restricted cash	(52,865)	273,975
Cash and cash equivalents and restricted cash, beginning of period	524,164	151,136
Cash and cash equivalents and restricted cash, end of period	$471,299	$425,111
Supplemental information:
Cash paid for interest	$117,157	$56,419
Non-cash financing activities:
Deferred financing costs incurred	$—	$538
Deferred offering costs incurred	390	162
Distribution payable	37,039	23,927
Reinvestment of dividends during the period	75,523	45,869
Shares repurchases accrued but not yet paid	175,010	16,736
Reconciliation to the Statements of Assets and Liabilities	June 30, 2025	September 30, 2024
Cash and cash equivalents	$423,229	$480,836
Restricted cash	48,070	43,328
Total cash and cash equivalents and restricted cash	$471,299	$524,164
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		$10,185	$10,079	$10,138	(8)(9)
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		22,200	22,200	22,411	(10)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	10.56%		10/8/2030		47,800	46,653	46,205	(5)(10)
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	9.33%		10/31/2031		62,200	59,054	60,091	(5)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.38%		8/18/2028		46,351	45,984	46,623	(5)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.05%		11/1/2029		1,543	1,480	1,543	(5)(8)(9)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	9.05%		11/1/2029		10,870	10,870	10,870	(5)(8)
Accession Risk Management Group, Inc.	Insurance Brokers	First Lien Revolver	SOFR+	4.75%			10/30/2029		—	(12)	—	(5)(8)(9)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.74%		9/27/2031		€8,508	9,790	9,857	(5)(8)(10)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.74%		9/30/2031		39,777	45,680	46,085	(5)(8)(10)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.13%		9/27/2031		34,034	37,309	39,431	(5)(8)(10)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	5.50%	9.80%		8/1/2029		$34,147	33,449	34,147	(5)(8)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	5.50%			8/1/2029		—	(109)	—	(5)(8)(9)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	7.00%	11.41%		10/30/2026		11,166	11,060	11,166	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.95%		8/15/2029		10,406	10,091	10,250	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	Warrants						185,598		275	30	(8)(10)
AIP RD Buyer Corp.	Distributors	Common Stock						138,337		428	724	(8)
Allegro CLO XII	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	11.67%		7/21/2037		4,400	4,400	4,429	(5)(10)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.83%		5/28/2032		22,940	22,768	23,080	(5)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.83%		12/6/2027		93,025	92,164	93,025	(5)(8)
Ares XLIV CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.13%	11.39%		4/15/2034		3,500	3,404	3,523	(5)(10)
Artera Services, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.80%		2/15/2031		53,669	53,238	45,185	(5)
Artera Services, LLC	Construction & Engineering	Fixed Rate Bond			8.50%		2/15/2031		12,660	12,660	10,552
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(57)	(251)	(5)(8)(9)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.32%		3/6/2032		47,741	47,058	46,242	(5)(8)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	PRIME+	4.00%	11.50%		3/6/2031		399	271	117	(5)(8)(9)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.28%		12/29/2027		990	982	974	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.54%		12/29/2027		4,775	4,736	4,699	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.44%		12/29/2027		335	330	326	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		7,337	6,453	3,485	(5)(8)(11)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		8,316	6,305	—	(5)(8)(11)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.43%		8/19/2028		25,442	25,366	25,125	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.68%		8/19/2028		33,780	33,239	33,469	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.58%		9/19/2030		18,750	18,188	18,239	(5)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						140,355		5,693	8,123	(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Aurelia Netherlands B.V.	Interactive Media & Services	First Lien Term Loan	E+	4.75%	6.83%		5/29/2031		€99,155	$110,586	$116,102	(5)(8)(10)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.33%		12/5/2031		$121,625	119,390	119,375	(5)(8)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		—	(231)	(234)	(5)(8)(9)
Bain Capital Credit CLO, Limited	Multi-Sector Holdings	CLO Notes	SOFR+	7.54%	11.81%		4/20/2034		1,750	1,733	1,743	(5)(10)
Bain Capital Euro CLO 2021-2	Multi-Sector Holdings	CLO Notes	E+	3.40%	5.66%		7/17/2034		€1,210	1,254	1,418	(5)(10)
Ballyrock CLO 19	Multi-Sector Holdings	CLO Notes	SOFR+	7.11%	11.38%		4/20/2035		$2,220	2,223	2,215	(5)(10)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	9.58%		9/30/2030		304	288	239	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%			9/30/2030		—	—	(65)	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	9.53%		9/30/2030		3,894	3,821	3,816	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	9.53%		9/30/2030		25,450	24,897	24,941	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	5.25%	7.44%		9/30/2030		€15,835	16,417	18,216	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	5.25%			10/1/2029		—	(110)	(104)	(5)(8)(9)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.78%		8/15/2029		$48,886	47,514	47,595	(5)(8)
Beach Acquisition Bidco LLC	Footwear	Fixed Rate Bond			10.00%		7/15/2033		43,690	43,690	45,395
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		1,470	1,469	1,286	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		3,545	3,497	3,102	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			3.00%	10.00%	4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Common Stock						149,728		—	23	(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						138,000		74	1	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						149,987		—	—	(8)(10)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%			2/27/2031		—	(73)	—	(5)(8)(9)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/27/2031		32,784	32,492	32,784	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/27/2031		49,500	48,900	49,500	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/27/2031		—	(182)	—	(5)(8)(9)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SONIA+	5.00%			6/14/2032		—	(28)	(28)	(5)(8)(9)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	E+	5.00%	7.04%		6/14/2032		€5,593	6,413	6,500	(5)(8)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	9.26%		6/14/2032		$1,644	1,628	1,628	(5)(8)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SONIA+	5.00%	9.22%		6/14/2032		£8,475	11,406	11,498	(5)(8)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	5.93%		10/31/2029		€9,002	8,834	10,184	(5)(8)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.48%		10/31/2030		36,081	35,368	40,100	(5)(8)(10)
CBAM 2017-2, LTD.	Multi-Sector Holdings	CLO Notes	SOFR+	7.36%	11.64%		7/17/2034		$488	459	484	(5)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	4.75%	9.21%		4/29/2029		£45,022	55,675	61,583	(5)(10)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	7.07%	3.25%	4/12/2030		$30,758	30,171	30,712	(5)(8)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.50%			4/12/2030		—	(67)	(5)	(5)(8)(9)
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%			6/30/2032		—	—	—	(5)(9)(10)
Cielo Bidco Limited	Building Products	First Lien Term Loan	SONIA+	4.75%			6/30/2032		—	—	—	(5)(9)(10)
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%			6/30/2032		—	—	—	(5)(9)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.75%	8.05%		3/21/2031		$13,930	$13,840	$13,969	(5)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	10.93%		11/13/2026		3,871	3,840	3,791	(5)(8)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	10.88%		11/13/2026		11,904	11,774	11,660	(5)(8)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		32,277	30,303	30,514
Connect Finco SARL	Alternative Carriers	First Lien Term Loan	SOFR+	4.50%	8.83%		9/27/2029		28,187	25,035	26,868	(5)(10)
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.80%		4/6/2029		18,328	17,983	17,932	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030		—	(10)	—	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	9.53%		2/27/2030		13,329	13,107	13,329	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029		—	(14)	—	(5)(8)(9)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.25%	9.57%		12/18/2031		106,213	104,421	104,482	(5)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.25%			12/18/2031		—	(247)	(249)	(5)(8)(9)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.08%		11/8/2030		3,080	3,012	3,049	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	11.08%		11/8/2030		43,911	43,071	43,472	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(87)	(46)	(5)(8)(9)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028		41,354	40,904	39,980
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		39,172	39,172	39,172	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		28,547	28,547	28,547	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						139,677		330	455	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						139,794		2	2	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						139,597		—	—	(8)(10)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.83%		2/17/2031		20,827	20,426	19,936	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	9.54%		8/2/2027		571	568	574	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.79%		8/2/2029		27,631	27,235	27,468	(5)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			10.00%		2/15/2031		21,198	21,198	20,594
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			5/19/2032		—	(218)	(206)	(5)(8)(9)(10)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	9.82%		5/19/2032		18,849	18,479	18,499	(5)(8)(10)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.50%	9.71%		5/19/2032		£59,320	77,738	79,777	(5)(8)(10)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.33%		4/26/2029		$51,726	50,994	51,204	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	10.98%		12/8/2028		1,041	1,032	1,034	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	6.50%	10.98%		12/8/2028		11,596	11,447	11,509	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	6.50%	10.98%		12/8/2028		453	434	442	(5)(8)(9)
Eagle Parent Corp.	Diversified Support Services	First Lien Term Loan	SOFR+	4.25%	8.54%		4/2/2029		5,184	5,154	5,150	(5)
Engineering Research And Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.29%		8/29/2031		31,820	31,339	31,184	(5)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.08%		7/10/2030		44,919	44,113	44,919	(5)(8)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			7/10/2028		—	(79)	—	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029		—	(18)	—	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%	9.82%		12/24/2029		$298	$252	$298	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.83%		12/24/2029		55,168	54,431	55,168	(5)(8)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		1,832	1,820	1,832	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		1,689	1,656	1,723	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		—	—	—	(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		11,437	11,381	11,437	(8)(10)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031		7,700	7,639	7,617	(5)(8)(9)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031		78,561	78,225	78,232	(5)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(34)	(33)	(5)(8)(9)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		9,029	8,952	9,029	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		35,761	35,091	35,761	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(71)	—	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.92%		10/5/2029		3,183	3,134	3,139	(5)(8)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.92%		10/5/2029		368	327	300	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						142,278		885	928	(8)
F&M BUYER LLC	Systems Software	First Lien Term Loan	SOFR+	4.75%	9.05%		3/18/2032		23,866	23,627	23,627	(5)(8)
F&M BUYER LLC	Systems Software	First Lien Term Loan	SOFR+	4.75%			3/18/2032		—	(40)	(40)	(5)(8)(9)
F&M BUYER LLC	Systems Software	First Lien Revolver	SOFR+	4.75%			3/18/2032		—	(35)	(35)	(5)(8)(9)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	11.43%		9/13/2029		43,185	42,580	43,185	(5)(8)(10)
Finastra USA, Inc.	Application Software	First Lien Revolver	SOFR+	7.25%	11.57%		9/13/2029		901	837	901	(5)(8)(9)(10)
Formulations Parent Corp	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	8.21%		4/9/2032		17,500	17,325	17,374	(5)(8)
Fortress Credit BSL XIX	Multi-Sector Holdings	CLO Notes	SOFR+	8.37%	12.65%		7/24/2036		6,750	6,855	6,823	(5)(10)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.75%	9.02%		10/18/2033		5,000	5,000	4,997	(5)(10)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	8.45%	12.72%		10/18/2033		6,000	6,038	5,930	(5)(10)
Fortress Credit BSL XX	Multi-Sector Holdings	CLO Notes	SOFR+	8.51%	12.79%		1/23/2037		5,250	5,356	5,387	(5)(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.75%	10.05%		5/3/2030		83,192	82,779	82,651	(5)(8)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.75%	10.05%		5/3/2029		8,656	8,633	8,571	(5)(8)(9)
Gallatin CLO X 2023-1	Multi-Sector Holdings	CLO Notes	SOFR+	5.41%	9.65%		10/14/2035		5,000	4,913	5,021	(5)(10)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%	9.06%		10/15/2031		8,947	8,805	8,739	(5)(8)(9)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%	8.85%		10/15/2031		56,177	55,672	55,615	(5)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.75%	9.08%		10/15/2031		2,601	2,531	2,523	(5)(8)(9)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.31%		3/10/2031		30,022	29,737	29,737	(5)(8)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			3/10/2031		—	(88)	(88)	(5)(8)(9)
Greenway Health, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.75%	11.05%		4/1/2029		24,688	24,161	24,688	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.43%		6/21/2027		3,537	3,509	3,473	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.43%		6/21/2027		17,198	17,062	16,888	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(14)	(32)	(5)(8)(9)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.63%		4/9/2029		39,900	39,249	39,222	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		$4,301	$4,280	$4,366	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		1,792	1,782	1,819	(5)(8)(10)
Harrow, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.95%		1/19/2026		9,319	9,273	9,459	(5)(8)(10)
Hertz Vehicle Financing III	Specialized Finance	Subordinated Debt Revolver			9.28%		6/28/2028		85,710	85,710	85,710	(8)(10)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	Fixed Rate Bond			9.00%		2/15/2029		6,142	6,142	6,429	(10)
Husky Injection Molding Systems Ltd.	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.50%	8.80%		2/15/2029		32,848	32,588	32,977	(5)(10)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	12.56%		5/16/2028		28,394	27,904	29,450	(5)(8)(10)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.03%		1/25/2030		27,948	27,523	27,948	(5)(8)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			1/25/2030		—	(41)	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.53%		8/18/2028		2,325	2,303	2,294	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.03%		8/18/2028		16,314	16,184	15,855	(5)(8)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	10.03%		8/18/2028		217	203	176	(5)(8)(9)
Inmar Inc	Application Software	First Lien Term Loan	SOFR+	4.50%	8.80%		10/30/2031		48,160	47,919	48,621	(5)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.33%		8/25/2028		77,700	77,244	77,545	(5)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(162)	(42)	(5)(8)(9)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(61)	(15)	(5)(8)(9)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.94%		1/15/2026		42,997	42,940	42,352	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%	11.93%		1/15/2026		828	796	753	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.43%		6/28/2029		5,394	5,351	5,341	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.43%		6/28/2029		31,384	30,812	31,070	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	5.00%			6/28/2029		—	(136)	(75)	(5)(8)(9)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	6.00%			4/25/2031		—	(162)	—	(5)(8)(9)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SOFR+	6.00%	10.31%		4/25/2031		53,294	52,179	53,076	(5)(8)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	6.00%	10.22%		4/25/2031		£1,742	2,143	2,377	(5)(8)(10)
JN Bidco LLC	Health Care Technology	Common Stock						3,752,445		3,338	6,903	(8)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%			4/22/2032		—	—	—	(5)(8)(9)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%			4/22/2032		—	—	—	(5)(8)(9)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	NIBOR+	4.75%			4/22/2032		—	—	—	(5)(8)(9)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	SONIA+	4.75%			4/22/2032		—	—	—	(5)(8)(9)(10)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	9.33%		3/20/2033		$24,319	24,198	24,407	(5)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.65%		10/29/2027		58,107	57,611	55,614	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.65%		10/29/2027		4,729	4,710	4,527	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.75%		10/29/2027		2,957	2,869	2,595	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%			11/25/2031		—	(66)	(70)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	5.00%	9.27%		11/25/2031		$39,033	$38,497	$38,463	(5)(8)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.43%		10/30/2028		28,148	27,721	25,457	(5)
Latam Airlines Group S.A.	Passenger Airlines	Fixed Rate Bond			7.88%		4/15/2030		7,775	7,775	7,940	(10)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%			2/9/2032		—	(49)	(48)	(5)(8)(9)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.33%		2/9/2032		42,038	41,542	41,550	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(74)	(72)	(5)(8)(9)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.83%		6/30/2028		45,564	45,450	45,963	(5)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	7.07%	2.75%	8/22/2031		56,540	55,568	55,578	(5)(8)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%			8/22/2031		—	(29)	—	(5)(8)(9)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.32%		8/22/2030		2,619	2,507	2,508	(5)(8)(9)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.50%	9.74%		1/13/2030		59,442	58,633	58,610	(5)(8)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.50%			1/13/2030		—	(52)	(54)	(5)(8)(9)
Lsf12 Crown US Commercial Bidco LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	8.57%		12/2/2031		14,366	14,223	14,461	(5)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.43%		1/31/2028		1,029	993	983	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.43%		1/31/2028		8,837	8,761	8,440	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	10.43%		1/31/2028		853	844	807	(5)(8)(9)
LTI Holdings Inc	Electronic Components	First Lien Term Loan	SOFR+	4.25%	8.58%		7/29/2029		100	99	100	(5)(10)
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.03%		8/25/2031		46,488	44,288	45,122	(5)
Marble Point CLO XVII	Multi-Sector Holdings	CLO Notes	SOFR+	3.65%	7.92%		7/20/2037		3,000	3,000	3,018	(5)(10)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.32%		3/1/2029		19,900	19,065	19,367	(5)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		1,662	1,619	1,679	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						166,950		152	139	(8)(10)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.43%		7/21/2027		5,192	5,119	5,115	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	10.68%		7/21/2027		1,015	1,003	1,001	(5)(8)
Microf Funding V LLC	Consumer Finance	First Lien Term Loan	SOFR+	6.00%	10.33%		6/3/2027		18,486	18,262	18,486	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(70)	(35)	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.33%		6/3/2030		6,799	6,663	6,765	(5)(8)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.33%		6/3/2030		41,321	40,643	41,114	(5)(8)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(69)	(21)	(5)(8)(9)(10)
Mitchell International Inc	Application Software	Second Lien Term Loan	SOFR+	5.25%	9.58%		6/17/2032		42,135	41,953	41,619	(5)
Mitchell International Inc	Application Software	First Lien Term Loan	SOFR+	3.25%	7.58%		6/17/2031		16,972	16,887	16,977	(5)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.78%		7/1/2031		38,266	37,607	36,950	(5)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.80%		2/28/2031		1,550	1,493	1,550	(5)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.80%		2/28/2031		71,566	70,493	71,566	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(105)	—	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027		3,901	3,852	3,869	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027			$7,071	$7,068	$7,024	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		2/10/2027			57,800	57,276	57,413	(5)(8)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	9.05%		2/10/2027			328	304	288	(5)(8)(9)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%			4/17/2031			—	(28)	(27)	(5)(8)(9)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	10.03%		4/17/2031			48,606	47,877	47,926	(5)(8)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	10.05%		4/17/2031			14,429	14,220	14,227	(5)(8)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Revolver	PRIME+	4.75%	12.25%		4/17/2031			2,582	2,439	2,444	(5)(8)(9)(10)
Neptune Bidco US Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%			1/19/2031			—	(13)	—	(5)(8)(9)
Neptune Bidco US Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.75%	9.05%		1/19/2031			30,740	30,311	30,663	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030			—	(69)	(29)	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.55%		11/12/2030			46,041	45,513	45,931	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.55%		11/9/2030			17,695	17,530	17,652	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/9/2029			—	(49)	(11)	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	10.18%		11/10/2029			1,375	1,242	1,251	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	10.13%		11/10/2029			21,946	21,558	21,727	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Revolver	PRIME+	4.75%	12.25%		11/10/2029			1,116	1,030	1,066	(5)(8)(9)
Nidda BondCo GmbH	Health Care Services	First Lien Term Loan	SONIA+	4.75%	9.21%		5/28/2032			£29,750	39,635	40,972	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.82%		5/3/2029			$5,729	6,137	6,248	(5)(8)(9)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.80%		5/3/2029			3,313	3,271	3,313	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.80%		5/3/2029			36,168	35,705	36,168	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	4.50%	8.72%		5/3/2029			£3,140	3,912	4,302	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	NIBOR+	4.50%	8.86%		5/3/2029		kr	68,811	6,191	6,800	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.80%		5/3/2029			$27,846	27,739	27,846	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SONIA+	4.50%			5/3/2029			—	(24)	—	(5)(8)(9)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.50%	8.81%		5/3/2029			3,977	3,921	3,977	(5)(8)(9)
Northwoods Capital 25 Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.40%	11.67%		7/20/2034			700	683	695	(5)(10)
OFSI BSL XIII CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.50%	8.77%		4/20/2037			5,000	5,000	5,058	(5)(10)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	11.75%		4/20/2034			1,105	1,051	1,089	(5)(10)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.30%		6/10/2030			17,051	16,881	17,051	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.30%		6/10/2030			22,821	22,593	22,821	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	9.05%		6/10/2030			15,024	14,651	14,398	(5)(8)(9)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	9.05%		6/10/2030			8,496	8,284	8,496	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	9.05%		6/10/2030			22,485	22,088	22,260	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	4.75%			6/11/2029			—	(208)	(179)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.33%		10/30/2031		$47,655	$47,224	$47,178	(5)(8)(10)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031		—	(64)	(71)	(5)(8)(9)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	7.23%		10/30/2031		€17,016	18,320	19,775	(5)(8)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	9.72%		10/30/2031		£5,672	7,312	7,695	(5)(8)(10)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.25%	11.55%		2/1/2029		$16,868	16,614	16,868	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Term Loan	SOFR+	7.75%	12.03%		2/1/2029		15,746	15,511	15,746	(5)(8)
Oranje Holdco, Inc.	Systems Software	First Lien Revolver	SOFR+	7.75%			2/1/2029		—	(29)	—	(5)(8)(9)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.75%	9.05%		2/13/2032		74,441	73,385	73,324	(5)(8)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.75%			2/13/2032		—	(224)	(237)	(5)(8)(9)
Paratek Pharmaceuticals Inc	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.79%		11/21/2028		18,387	18,209	18,214	(5)(8)
Paulus Holdings Public Limited Company	Health Care Technology	Preferred Equity						84,177		1,711	2,597	(8)(10)
Paulus Holdings Public Limited Company	Health Care Technology	Warrants						18,491		376	570	(8)(10)
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.18%		2/1/2028		7,394	7,360	6,548	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	3.75%	8.18%		2/11/2028		19,698	19,504	19,538	(5)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.33%		11/15/2030		72,543	71,429	68,335	(5)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(96)	(461)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(140)	(557)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						154,541		6,211	7,556	(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.83%	8/22/2029		5,458	5,458	5,458	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029		3,356	3,356	3,356	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.33%	1.50%	8/22/2029		1,937	1,937	1,937	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	Common Stock						1,815,669		5,540	3,848	(8)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.50%	9.72%		5/16/2031		23,063	22,832	23,063	(5)(8)(9)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%			9/17/2031		€—	(194)	(202)	(5)(8)(9)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	7.56%		5/16/2031		50,768	55,205	59,594	(5)(8)(10)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			2/15/2029		—	(88)	(35)	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.30%		2/15/2029		$10,375	10,271	10,281	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	9.80%		2/15/2029		24,421	24,349	24,360	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	6.50%	10.83%		2/15/2029		26,287	25,651	26,287	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	PRIME+	5.50%	13.00%		2/15/2029		673	585	673	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	11.54%		1/23/2029		60,660	60,053	60,053	(5)(8)(10)
Project Accelerate Parent, LLC	Systems Software	First Lien Revolver	SOFR+	5.25%			2/24/2031		—	(50)	—	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Project Accelerate Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	5.25%	9.57%		2/24/2031			$43,313	$42,963	$43,313	(5)(8)
Propio LS, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	9.05%		5/10/2030			27,834	27,555	27,569	(5)(8)
Propio LS, LLC	Diversified Support Services	First Lien Revolver	SOFR+	4.75%			5/10/2030			—	(10)	(10)	(5)(8)(9)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			7.15%		10/15/2034			5,240	5,227	5,231	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			10.05%		10/15/2034			5,471	5,390	5,411	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			14.64%		10/15/2034			7,289	7,289	7,272	(8)(10)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.58%		9/20/2030			63,095	62,081	61,751	(5)(8)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%	9.58%		9/20/2030			1,793	1,686	1,651	(5)(8)(9)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	9.99%		1/31/2028			£27,922	35,147	38,359	(5)(8)(10)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.28%		4/5/2030			$19,904	19,535	18,132	(5)
Rockford Tower CLO 2024-1	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	11.75%		4/20/2037			2,500	2,478	2,525	(5)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%			7/1/2032			—	(179)	(179)	(5)(8)(9)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%	9.15%		7/1/2032			70,109	72,410	73,038	(5)(8)(10)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Term Loan	SOFR+	10.50%		14.83%	10/7/2026			13,988	13,815	13,148	(5)(8)
Salus Workers' Compensation, LLC	Diversified Financial Services	First Lien Revolver	SOFR+	10.50%	14.82%		10/7/2026			1,367	1,342	1,253	(5)(8)(9)
Salus Workers' Compensation, LLC	Diversified Financial Services	Warrants						747,167			200	—	(8)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029			98,000	97,674	98,000	(5)(8)(10)(12)
scPharmaceuticals Inc.	Pharmaceuticals	Warrants						220,469			258	119	(8)
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	8.05%		12/16/2028			31,702	31,640	31,791	(5)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.33%		3/27/2028			17,113	16,832	16,857	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.33%		3/27/2028			3,341	3,272	3,259	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.33%		3/27/2028			2,462	2,426	2,425	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%			3/27/2028			—	(32)	(128)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	5.00%			3/27/2028			—	(42)	(57)	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	Warrants						147,169			293	21	(8)(10)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	10.32%		5/20/2030			57,383	56,542	56,608	(5)(8)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%			5/20/2030			—	(106)	(98)	(5)(8)(9)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.08%		4/19/2029			84,652	83,365	83,061	(5)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(155)	(191)	(5)(8)(9)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.13%		1/30/2032			116,896	115,246	115,225	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	5.00%	7.68%		1/30/2032		C$	21,164	14,407	15,289	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.25%	6.02%		1/30/2032			¥2,262,960	14,407	15,443	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			1/30/2032			—	(372)	(377)	(5)(8)(9)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			$23,481	22,646	22,341
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.03%		9/4/2029			23,708	22,786	21,939	(5)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.30%		9/27/2030			65,349	64,196	64,794	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	8.54%		4/25/2031		€47,274	$50,670	$55,493	(5)(8)(9)(10)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	9.05%		11/22/2031		$5,288	5,200	5,220	(5)(8)(9)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	9.08%		11/22/2031		49,611	49,158	49,115	(5)(8)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	9.08%		11/22/2030		468	400	392	(5)(8)(9)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%			5/1/2029		—	(214)	—	(5)(8)(9)(10)
Telephone and Data Systems, Inc.	Wireless Telecommunication Services	Subordinated Debt Term Loan	SOFR+	7.00%	11.26%		5/1/2029		73,542	71,851	73,542	(5)(8)(10)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	10.25%		5/26/2028		24,406	23,693	22,240	(5)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.50%	8.83%		10/31/2031		362	309	277	(5)(8)(9)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.50%	8.83%		10/31/2031		50,706	50,247	50,326	(5)(8)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	4.75%	9.08%		10/31/2031		421	370	378	(5)(8)(9)(10)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			1/31/2029		—	(10)	(20)	(5)(8)(9)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.33%		1/31/2029		8,081	7,973	7,998	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.33%		1/31/2029		3,810	3,765	3,772	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.33%		1/31/2029		8,278	8,179	8,194	(5)(8)
Trident TPI Holdings Inc	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	8.05%		9/15/2028		12,281	12,281	12,084	(5)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	11.36%		1/25/2034		2,785	2,626	2,701	(5)(10)
Trinitas CLO XV DAC	Multi-Sector Holdings	CLO Notes	SOFR+	7.71%	11.98%		4/22/2034		6,500	5,858	6,320	(5)(10)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2032		—	(43)	(21)	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2032		—	(145)	(195)	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2032		—	(72)	(97)	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.06%		2/13/2032		2,024	2,004	2,004	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.03%		2/13/2032		76,869	75,700	76,100	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%			2/13/2031		—	(115)	(79)	(5)(8)(9)
Usalco LLC	Commodity Chemicals	First Lien Term Loan	SOFR+	4.00%			9/30/2031		—	(16)	(33)	(5)(8)(9)
Usalco LLC	Commodity Chemicals	First Lien Term Loan	SOFR+	4.00%	8.33%		9/30/2031		31,572	31,414	31,256	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.83%		9/10/2031		922	922	922	(5)(8)(9)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.83%		9/10/2031		46,079	45,671	46,079	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.58%		9/10/2031		2,695	2,643	2,696	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Verde Purchaser, LLC	Trading Companies & Distributors	First Lien Term Loan	SOFR+	4.00%	8.30%		11/30/2030		$20,948	$20,853	$21,048	(5)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		6,308	6,182	6,308	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		6,758	6,623	6,639	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		—	—	—	(8)(9)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		4,956	4,879	4,956	(8)(10)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.25%			6/24/2031		—	(17)	—	(5)(8)(9)(10)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.25%	9.47%		6/24/2031		£40,334	50,742	55,272	(5)(8)(10)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.82%		6/16/2031		$49,028	48,297	48,293	(5)(8)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%			5/20/2032		—	(52)	(49)	(5)(8)(9)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.80%		5/20/2032		66,145	65,648	65,683	(5)(8)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%	8.80%		5/20/2032		1,850	1,781	1,786	(5)(8)(9)
Wind River 2020-1 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	7.42%	11.69%		7/20/2037		2,000	1,961	1,991	(5)(10)
Wind River 2024-1 CLO	Multi-Sector Holdings	CLO Notes	SOFR+	4.25%	8.52%		4/20/2037		3,250	3,250	3,277	(5)(10)
Woodmont 2022-9 Trust	Multi-Sector Holdings	CLO Notes	SOFR+	7.77%	12.05%		10/25/2036		9,385	9,303	9,277	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	11.57%		11/29/2029		2,616	2,616	2,616	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	11.57%		11/28/2029		55,203	54,237	55,203	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%			11/28/2029		—	(107)	—	(5)(8)(9)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.93%		10/26/2029		23,595	23,543	23,081	(5)
Total Non-Control/Non-Affiliate Investments (150.9% of net assets)										$6,315,137	$6,362,926
BNY Mellon Short Term Investment Fund										100,743	100,743
Other cash accounts										370,556	370,556
Cash and Cash Equivalents and Restricted Cash (11.2% of net assets)										$471,299	$471,299
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (162.1% of net assets)										$6,786,436	$6,834,225

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$15,708	C$	21,558	9/11/2025	$(148)
Foreign currency forward contract	$466,192		€407,112	9/11/2025	(13,961)
Foreign currency forward contract	$262,781		£196,260	9/11/2025	(6,284)
Foreign currency forward contract	$15,790		¥2,243,692	9/11/2025	132
Foreign currency forward contract	$7,637	kr	79,415	9/11/2025	(214)
					$(20,475)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$8,995
Interest rate swap	Fixed 6.5%	Floating 3-month SOFR +2.5954%	BNP Paribas	7/23/2029	$400,000	$6,084
						$15,079

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2025
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate (“SOFR”), the euro interbank offered rate (“EURIBOR” or “E”), the sterling overnight index average (“SONIA”) and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All SOFR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2025, the reference rates for the Company’s variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29%, the 180-day SOFR at 4.15%, the PRIME at 7.50%, the SONIA at 4.32%, the Tokyo Overnight Average Rate ("TONA") at 0.75%, the 30-day Canadian Overnight Repo Rate Average ("CORRA") at 2.75%, the 90-day Norwegian interbank offered rate (“NIBOR”) at 4.70%, the 30-day EURIBOR at 1.93%, the 90-day EURIBOR at 1.94% and the 180-day EURIBOR at 2.05%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(8)As of June 30, 2025, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, qualifying assets represented 72.2% of the Company’s total assets and non-qualifying assets represented 27.8% of the Company’s total assets.
(11)This investment was on non-accrual status as of June 30, 2025.
(12)This investment represents a credit default swap that functions, in substance, like a credit linked note and represents a credit risk transfer for a pool of reference assets owned by a bank. The Company fully funded margin up front and in return the Company receives periodic interest payments. The Company’s risk of loss is limited to the principal amount disclosed herein. The reference assets are primarily composed of investment grade corporate debt. The Company may be exposed to counterparty risk, which could make it difficult for the Company to collect on obligations, thereby resulting in potentially significant losses. In addition, the Company only has a contractual relationship with the bank, and not with the reference obligors of the reference assets. Accordingly, the Company generally may have no right to directly enforce compliance by the reference obligors with the terms of the reference assets. The Company will not directly benefit from the reference assets and will not have the benefit of the remedies that would normally be available to a holder of such reference assets. In addition, in the event of the insolvency of the counterparty, the Company may be treated as a general creditor of such counterparty, and will not have any claim with respect to the reference assets.
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
(unaudited)
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

As of June 1, 2022, the Company had satisfied the minimum offering requirement and the Board had authorized the release of proceeds from escrow. As of June 30, 2025, the Company has issued and sold 133,406,551 Class I shares for an aggregate purchase price of $3,142.3 million of which $100.0 million was purchased by an affiliate of the Adviser, 53,595,659 Class S shares for an aggregate purchase price of $1,260.5 million, 155,752 Class D shares for an aggregate purchase price of $3.7 million, and zero Class T shares.

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
(unaudited)
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
(unaudited)
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
The Board of Trustees has designated the Adviser to serve as its valuation designee. The Adviser undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments:
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
The fair value of the Company’s investments as of June 30, 2025 and September 30, 2024 was determined by the Adviser, as the Board’s valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
(unaudited)
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
With the exception of the line items entitled “deferred financing costs,” “deferred offering costs,” “other assets,” “unsecured notes payable,” and “credit facilities payable,” which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled “interest receivable,” “receivables from unsettled transactions,” “accounts payable, accrued expenses and other liabilities,” “dividends payable,” “base management fee and incentive fee payable,” "payable for share repurchases,” “due to broker,” “due to affiliates,” “interest payable,” “payables from unsettled transactions” and “director fees payable” approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2025, there was one investment on non-accrual status that represented 0.2% and 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there was one investment on non-accrual status that represented 0.1% and 0.1% of total debt investments at cost and fair value, respectively.
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
As of June 30, 2025, included in restricted cash was $48.1 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facilities, the Company was restricted in terms of access to the $48.1 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the SPV credit facilities. As of September 30, 2024, included in restricted cash was $43.3 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
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
For the three and nine months ended June 30, 2025, the Company expensed organization costs of $3 and $5, respectively. For the three and nine months ended June 30, 2024, the Company expensed organization costs of $4 and $8, respectively. As of June 30, 2025 and September 30, 2024, $1,201 and $554, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended June 30, 2025, the Company amortized offering costs of $589 and $1,508, respectively. For the three and nine months ended June 30, 2024, the Company amortized offering costs of $261 and $694, respectively.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2024, 2023 and 2022.
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
(unaudited)
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

Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2025, the fair value of the Company’s investment portfolio was $6,362.9 million and was composed of investments in 171 portfolio companies. As of September 30, 2024, the fair value of the Company’s investment portfolio was $4,576.2 million and was composed of investments in 180 portfolio companies.
As of June 30, 2025 and September 30, 2024, the Company’s investment portfolio consisted of the following:

	June 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$5,706,997	90.37%	$4,037,376	89.12%
Subordinated Debt	582,374	9.22%	468,071	10.33%
Preferred Equity	13,945	0.22%	12,234	0.27%
Common Equity and Warrants	11,821	0.19%	12,731	0.28%
Total	$6,315,137	100.00%	$4,530,412	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	June 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$5,744,828	90.29%	136.24%	$4,073,936	89.02%	128.74%
Subordinated Debt	586,059	9.21%	13.90%	476,093	10.40%	15.05%
Preferred Equity	18,731	0.29%	0.44%	14,008	0.31%	0.44%
Common Equity and Warrants	13,308	0.21%	0.32%	12,196	0.27%	0.39%
Total	$6,362,926	100.00%	150.90%	$4,576,233	100.00%	144.62%

The composition of the Company’s debt investments as of June 30, 2025 and September 30, 2024 by floating rates and fixed rates was as follows:

	June 30, 2025		September 30, 2024
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$5,904,288	93.26%	$4,184,708	91.97%
Fixed rate	426,599	6.74%	365,321	8.03%
Total	$6,330,887	100.00%	$4,550,029	100.00%

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

	June 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
United States	$5,345,058	84.64%	$3,845,172	84.89%
United Kingdom	353,844	5.60%	273,693	6.04%
Germany	176,616	2.80%	—	—%
Sweden	175,706	2.78%	55,033	1.21%
Netherlands	110,586	1.75%	51,988	1.15%
Canada	66,634	1.06%	66,649	1.47%
Luxembourg	50,670	0.80%	87,862	1.94%
Costa Rica	14,857	0.24%	13,174	0.29%
Switzerland	10,366	0.16%	10,309	0.23%
Chile	7,775	0.12%	11,285	0.25%
Australia	1,771	0.03%	2,030	0.04%
France	1,254	0.02%	12,907	0.28%
Cayman Islands	—	—%	60,841	1.34%
India	—	—%	39,469	0.87%
Total	$6,315,137	100.00%	$4,530,412	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	June 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$5,343,508	84.00%	126.73%	$3,870,681	84.59%	122.34%
United Kingdom	373,106	5.86%	8.85%	285,463	6.24%	9.02%
Germany	186,629	2.93%	4.43%	—	—%	—%
Sweden	182,784	2.87%	4.33%	55,211	1.21%	1.74%
Netherlands	116,102	1.82%	2.75%	53,686	1.17%	1.70%
Canada	68,856	1.08%	1.63%	69,066	1.51%	2.18%
Luxembourg	55,493	0.87%	1.32%	89,270	1.95%	2.82%
Costa Rica	14,992	0.24%	0.36%	13,269	0.29%	0.42%
Switzerland	10,280	0.16%	0.24%	10,199	0.22%	0.32%
Chile	7,940	0.12%	0.19%	12,093	0.26%	0.38%
Australia	1,818	0.03%	0.04%	2,027	0.04%	0.06%
France	1,418	0.02%	0.03%	13,702	0.30%	0.43%
Cayman Islands	—	—%	—%	61,815	1.35%	1.95%
India	—	—%	—%	39,751	0.87%	1.26%
Total	$6,362,926	100.00%	150.90%	$4,576,233	100.00%	144.62%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
The composition of the Company’s portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2025 and September 30, 2024 was as follows:

	June 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$954,058	15.08%	$802,052	17.68%
Aerospace & Defense	409,960	6.49%	167,035	3.69%
Health Care Services	298,453	4.73%	198,585	4.38%
Pharmaceuticals	294,366	4.66%	127,146	2.81%
Systems Software	252,981	4.01%	211,410	4.67%
Interactive Media & Services	249,986	3.96%	168,052	3.71%
Diversified Support Services	247,818	3.92%	217,545	4.80%
Life Sciences Tools & Services	240,601	3.81%	45,002	0.99%
Health Care Equipment	218,650	3.46%	42,787	0.94%
Packaged Foods & Meats	187,329	2.97%	80,098	1.77%
Specialized Consumer Services	177,205	2.81%	54,395	1.20%
Specialized Finance	171,667	2.72%	58,235	1.29%
Diversified Financial Services	163,701	2.59%	161,995	3.58%
Education Services	145,636	2.31%	123,399	2.72%
Insurance Brokers	140,285	2.22%	113,638	2.51%
Building Products	129,528	2.05%	—	—%
Multi-Sector Holdings	121,133	1.92%	185,750	4.10%
Health Care Technology	113,061	1.79%	128,155	2.83%
Industrial Machinery & Supplies & Components	98,783	1.56%	104,147	2.30%
Construction & Engineering	97,237	1.54%	71,267	1.57%
Wireless Telecommunication Services	91,056	1.44%	71,808	1.59%
Research & Consulting Services	89,425	1.42%	36,858	0.81%
Communications Equipment	83,210	1.32%	87,981	1.94%
Electrical Components & Equipment	79,763	1.26%	83,736	1.85%
Environmental & Facilities Services	78,103	1.24%	77,721	1.72%
Construction Machinery & Heavy Transportation Equipment	77,329	1.22%	60,915	1.34%
Property & Casualty Insurance	76,793	1.22%	68,452	1.51%
Other Specialty Retail	75,179	1.19%	82,825	1.83%
Office Services & Supplies	73,153	1.16%	85,692	1.89%
Cable & Satellite	69,427	1.10%	20,900	0.46%
Real Estate Services	58,581	0.93%	—	—%
Distributors	56,946	0.90%	28,823	0.64%
Soft Drinks & Non-alcoholic Beverages	56,436	0.89%	—	—%
Health Care Supplies	54,758	0.87%	67,927	1.50%
Asset Management & Custody Banks	50,725	0.80%	58,889	1.30%
Financial Exchanges & Data	47,167	0.75%	47,635	1.05%
Movies & Entertainment	45,450	0.72%	39,844	0.88%
Diversified Chemicals	44,202	0.70%	15,085	0.33%
Footwear	43,690	0.69%	—	—%
Trading Companies & Distributors	43,309	0.69%	83,101	1.83%
Air Freight & Logistics	41,419	0.66%	—	—%
Paper & Plastic Packaging Products & Materials	37,688	0.60%	56,443	1.25%
Food Distributors	35,147	0.56%	21,638	0.48%
Commodity Chemicals	31,398	0.50%	31,556	0.70%
Gold	27,904	0.44%	27,777	0.61%
Alternative Carriers	25,035	0.40%	—	—%
Hotels, Resorts & Cruise Lines	20,557	0.33%	20,621	0.46%
Consumer Finance	18,262	0.29%	14,086	0.31%
Specialty Chemicals	17,325	0.27%	—	—%
Biotechnology	12,430	0.20%	12,632	0.28%
Metal, Glass & Plastic Containers	12,281	0.19%	24,703	0.55%
Health Care Distributors	10,598	0.17%	32,423	0.72%
Real Estate Development	10,079	0.16%	25,391	0.56%
Passenger Airlines	7,775	0.12%	11,285	0.25%
Electronic Components	99	—%	28,843	0.64%
Data Processing & Outsourced Services	—	—%	55,825	1.23%
Diversified Metals & Mining	—	—%	39,469	0.87%
Health Care Facilities	—	—%	25,320	0.56%
Advertising	—	—%	13,983	0.31%
Leisure Facilities	—	—%	9,532	0.21%
Total	$6,315,137	100.00%	$4,530,412	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	June 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$953,271	15.01%	22.63%	$804,201	17.60%	25.39%
Aerospace & Defense	413,308	6.50%	9.80%	168,200	3.68%	5.32%
Health Care Services	300,432	4.72%	7.12%	200,245	4.38%	6.33%
Pharmaceuticals	298,382	4.69%	7.08%	127,419	2.78%	4.03%
Systems Software	255,509	4.02%	6.06%	215,119	4.70%	6.80%
Interactive Media & Services	254,448	4.00%	6.03%	170,682	3.73%	5.39%
Diversified Support Services	248,321	3.90%	5.89%	219,822	4.80%	6.95%
Life Sciences Tools & Services	241,886	3.80%	5.74%	44,624	0.98%	1.41%
Health Care Equipment	222,272	3.49%	5.27%	44,170	0.97%	1.40%
Packaged Foods & Meats	188,063	2.96%	4.46%	80,657	1.76%	2.55%
Specialized Consumer Services	177,227	2.79%	4.20%	54,411	1.19%	1.72%
Specialized Finance	171,800	2.70%	4.07%	58,704	1.28%	1.86%
Diversified Financial Services	167,894	2.64%	3.98%	162,943	3.56%	5.15%
Education Services	146,008	2.29%	3.46%	125,101	2.73%	3.95%
Insurance Brokers	140,882	2.21%	3.34%	113,693	2.48%	3.59%
Building Products	129,631	2.04%	3.07%	—	—%	—%
Multi-Sector Holdings	123,043	1.93%	2.92%	190,554	4.16%	6.02%
Health Care Technology	121,416	1.91%	2.88%	131,358	2.87%	4.15%
Industrial Machinery & Supplies & Components	99,459	1.56%	2.36%	104,754	2.29%	3.31%
Wireless Telecommunication Services	93,140	1.46%	2.21%	71,968	1.57%	2.27%
Research & Consulting Services	89,597	1.41%	2.12%	38,103	0.83%	1.20%
Construction & Engineering	86,921	1.37%	2.06%	71,067	1.55%	2.25%
Communications Equipment	82,870	1.30%	1.97%	88,160	1.93%	2.79%
Other Specialty Retail	81,121	1.27%	1.92%	87,962	1.92%	2.78%
Electrical Components & Equipment	79,441	1.25%	1.88%	83,490	1.82%	2.64%
Construction Machinery & Heavy Transportation Equipment	77,712	1.22%	1.84%	62,291	1.36%	1.97%
Property & Casualty Insurance	76,833	1.21%	1.82%	68,654	1.50%	2.17%
Environmental & Facilities Services	75,721	1.19%	1.80%	77,622	1.70%	2.45%
Office Services & Supplies	69,737	1.10%	1.65%	83,843	1.83%	2.65%
Cable & Satellite	68,572	1.08%	1.63%	21,105	0.46%	0.67%
Real Estate Services	58,556	0.92%	1.39%	—	—%	—%
Soft Drinks & Non-alcoholic Beverages	56,510	0.89%	1.34%	—	—%	—%
Distributors	56,155	0.88%	1.33%	29,131	0.64%	0.92%
Asset Management & Custody Banks	55,272	0.87%	1.31%	62,259	1.36%	1.97%
Health Care Supplies	54,727	0.86%	1.30%	68,395	1.49%	2.16%
Diversified Chemicals	50,284	0.79%	1.19%	15,875	0.35%	0.50%
Financial Exchanges & Data	47,823	0.75%	1.13%	47,726	1.04%	1.51%
Movies & Entertainment	45,963	0.72%	1.09%	40,011	0.87%	1.26%
Footwear	45,395	0.71%	1.08%	—	—%	—%
Trading Companies & Distributors	43,404	0.68%	1.03%	84,343	1.84%	2.67%
Air Freight & Logistics	41,430	0.65%	0.98%	—	—%	—%
Food Distributors	38,359	0.60%	0.91%	23,641	0.52%	0.75%
Paper & Plastic Packaging Products & Materials	37,790	0.59%	0.90%	56,646	1.24%	1.79%
Commodity Chemicals	31,223	0.49%	0.74%	31,916	0.70%	1.01%
Gold	29,450	0.46%	0.70%	29,672	0.65%	0.94%
Alternative Carriers	26,868	0.42%	0.64%	—	—%	—%
Hotels, Resorts & Cruise Lines	20,329	0.32%	0.48%	20,415	0.45%	0.65%
Consumer Finance	18,486	0.29%	0.44%	13,952	0.30%	0.44%
Specialty Chemicals	17,374	0.27%	0.41%	—	—%	—%
Biotechnology	12,119	0.19%	0.29%	12,273	0.27%	0.39%
Metal, Glass & Plastic Containers	12,084	0.19%	0.29%	25,307	0.55%	0.80%
Health Care Distributors	10,230	0.16%	0.24%	31,732	0.69%	1.00%
Real Estate Development	10,138	0.16%	0.24%	25,374	0.55%	0.80%
Passenger Airlines	7,940	0.12%	0.19%	12,093	0.26%	0.38%
Electronic Components	100	—%	—%	28,826	0.63%	0.91%
Data Processing & Outsourced Services	—	—%	—%	57,220	1.25%	1.81%
Diversified Metals & Mining	—	—%	—%	39,751	0.87%	1.26%
Health Care Facilities	—	—%	—%	25,524	0.56%	0.81%
Advertising	—	—%	—%	13,988	0.31%	0.44%
Leisure Facilities	—	—%	—%	9,241	0.20%	0.29%
Total	$6,362,926	100.00%	150.90%	$4,576,233	100.00%	144.62%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2025 on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$1,209,294	$4,535,534	$5,744,828
Subordinated debt (including CLO notes and credit linked notes)	—	243,174	342,885	586,059
Common equity and warrants	23	—	13,285	13,308
Preferred equity	—	—	18,731	18,731
Total investments at fair value	23	1,452,468	4,910,435	6,362,926
Cash equivalents	100,743	—	—	100,743
Derivative assets	—	15,079	—	15,079
Total assets at fair value	$100,766	$1,467,547	$4,910,435	$6,478,748
Derivative liabilities	—	20,475	—	20,475
Total liabilities at fair value	$—	$20,475	$—	$20,475
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
The following table provides a roll-forward of the changes in fair value from March 31, 2025 to June 30, 2025 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes and Credit-Linked Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2025	$3,893,763	$256,237	$16,582	$12,287	$4,178,869
Purchases	767,295	85,708	162	35	853,200
Sales and repayments	(129,693)	(266)	—	(257)	(130,216)
Transfers in (a)	—	—	603	—	603
Transfers out (a)(b)	(31,820)	—	—	(603)	(32,423)
Capitalized PIK interest income	1,504	783	—	—	2,287
Accretion of OID	3,950	130	—	—	4,080
Net unrealized appreciation (depreciation)	27,382	293	1,384	1,823	30,882
Net realized gains (losses)	3,153	—	—	—	3,153
Fair value as of June 30, 2025	$4,535,534	$342,885	$18,731	$13,285	$4,910,435
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2025	$29,553	$293	$1,384	$1,556	$32,786
__________
(a) There was an investment restructuring during the three months ended June 30, 2025 in which Level 3 common equity was exchanged for Level 3 preferred equity.
(b) There was a transfer out of Level 3 to Level 2 for an investment during the three months ended June 30, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
The following table provides a roll-forward of the changes in fair value from March 31, 2024 to June 30, 2024 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

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
The following table provides a roll-forward of the changes in fair value from September 30, 2024 to June 30, 2025 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes and Credit-Linked Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2024	$2,890,580	$223,942	$14,008	$12,196	$3,140,726
Purchases	2,074,529	114,790	162	35	2,189,516
Sales and repayments	(439,936)	(557)	—	(257)	(440,750)
Transfers in (a)(b)	36,264	—	1,552	—	37,816
Transfers out (a)(b)	(68,256)	—	—	(603)	(68,859)
Capitalized PIK interest income	5,198	2,240	—	—	7,438
Accretion of OID	15,549	391	—	—	15,940
Net unrealized appreciation (depreciation)	20,035	2,079	3,009	2,003	27,126
Net realized gains (losses)	1,571	—	—	(89)	1,482
Fair value as of June 30, 2025	$4,535,534	$342,885	$18,731	$13,285	$4,910,435
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2025	$26,990	$2,079	$3,009	$2,236	$34,314
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the nine months ended June 30, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were investment restructurings during the nine months ended June 30, 2025 in which Level 3 senior secured debt was exchanged for Level 3 preferred equity.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
The following table provides a roll-forward of the changes in fair value from September 30, 2023 to June 30, 2024 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of June 30, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$4,359,174	Market Yield	Market Yield	(b)	6.0%	-	24.0%	9.7%
	10,751	Enterprise Value	Revenue Multiple	(e)	2.1x	-	2.3x	2.2x
	3,485	Enterprise Value	EBITDA Multiple	(e)	7.2x	-	9.2x	8.2x
	121,152	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	40,972	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	239,261	Market Yield	Market Yield	(b)	5.0%	-	12.0%	8.6%
	85,710	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	17,914	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Common equity and warrants & preferred equity	22,582	Market Yield	Market Yield	(b)	12.0%	-	18.0%	14.3%
	7,212	Enterprise Value	Revenue Multiple	(e)	1.9x	-	5.0x	2.2x
	2,222	Enterprise Value	EBITDA Multiple	(e)	6.5x	-	11.8x	10.4x
Total	$4,910,435
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
(unaudited)
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
Note 4. Fee Income
For the three and nine months ended June 30, 2025, the Company recorded total fee income of $380 and $3,693, respectively, of which $27 and $235, respectively, was recurring in nature. For the three and nine months ended June 30, 2024, the Company recorded total fee income of $752 and $2,403, respectively, of which $69 and $127, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2025:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2024	134,288	$1,343	$3,170,746	$(7,749)	$3,164,340
Issuance of Common Shares in private and public offering	10,676	107	251,386	—	251,493
Issuance of Common Shares under distribution reinvestment plan	999	10	23,514	—	23,524
Shares repurchased, net of early repurchase deduction	(890)	(9)	(20,900)	—	(20,909)
Net investment income	—	—	—	72,205	72,205
Net unrealized appreciation (depreciation)	—	—	—	963	963
Net realized gains (losses)	—	—	—	3,677	3,677
Provision for income tax (expense) benefit	—	—	—	(65)	(65)
Distributions to shareholders	—	—	—	(82,912)	(82,912)
Balance at December 31, 2024	145,073	$1,451	$3,424,746	$(13,881)	$3,412,316
Issuance of Common Shares in private and public offering	17,030	171	399,458	—	399,629
Issuance of Common Shares under distribution reinvestment plan	1,065	10	25,194	—	25,204
Shares repurchased, net of early repurchase deduction	(942)	(10)	(21,913)	—	(21,923)
Net investment income	—	—	—	77,254	77,254
Net unrealized appreciation (depreciation)	—	—	—	(30,913)	(30,913)
Net realized gains (losses)	—	—	—	6,540	6,540
Provision for income tax (expense) benefit	—	—	—	19	19
Distributions to shareholders	—	—	—	(91,112)	(91,112)
Balance at March 31, 2025	162,226	$1,622	$3,827,485	$(52,093)	$3,777,014
Issuance of Common Shares in private and public offering	26,377	264	611,763	—	612,027
Issuance of Common Shares under distribution reinvestment plan	1,164	12	26,783	—	26,795
Shares repurchased, net of early repurchase deduction	(7,563)	(76)	(174,934)	—	(175,010)
Net investment income	—	—	—	82,956	82,956
Net unrealized appreciation (depreciation)	—	—	—	16,793	16,793
Net realized gains (losses)	—	—	—	(15,991)	(15,991)
Provision for income tax (expense) benefit	—	—	—	(3)	(3)
Distributions to shareholders	—	—	—	(107,821)	(107,821)
Balance at June 30, 2025	182,204	$1,822	$4,291,097	$(76,159)	$4,216,760

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
The following table presents the changes in net assets for the three and nine months ended June 30, 2024:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2023	64,896	$649	$1,536,305	$(7,749)	$1,529,205
Issuance of Common Shares in public offering	19,952	199	468,588	—	468,787
Issuance of Common Shares under distribution reinvestment plan	496	5	11,642	—	11,647
Shares repurchased, net of early repurchase deduction	(446)	(4)	(10,522)	—	(10,526)
Net investment income	—	—	—	35,803	35,803
Net unrealized appreciation (depreciation)	—	—	—	16,919	16,919
Net realized gains (losses)	—	—	—	453	453
Provision for income tax (expense) benefit	—	—	—	(241)	(241)
Distributions to shareholders	—	—	—	(46,876)	(46,876)
Balance at December 31, 2023	84,898	$849	$2,006,013	$(1,691)	$2,005,171
Issuance of Common Shares in public offering	19,399	194	457,636	—	457,830
Issuance of Common Shares under distribution reinvestment plan	679	7	16,050	—	16,057
Shares repurchased, net of early repurchase deduction	(349)	(4)	(8,213)	—	(8,217)
Net investment income	—	—	—	53,929	53,929
Net unrealized appreciation (depreciation)	—	—	—	(655)	(655)
Net realized gains (losses)	—	—	—	3,347	3,347
Provision for income tax (expense) benefit	—	—	—	(144)	(144)
Distributions to shareholders	—	—	—	(56,572)	(56,572)
Balance at March 31, 2024	104,627	$1,046	$2,471,486	$(1,786)	$2,470,746
Issuance of Common Shares in public offering	17,673	177	416,869	—	417,046
Issuance of Common Shares under distribution reinvestment plan	767	8	18,157	—	18,165
Shares repurchased, net of early repurchase deduction	(703)	(7)	(16,537)	—	(16,544)
Net investment income	—	—	—	61,642	61,642
Net unrealized appreciation (depreciation)	—	—	—	(3,198)	(3,198)
Net realized gains (losses)	—	—	—	(59)	(59)
Provision for income tax (expense) benefit	—	—	—	(158)	(158)
Distributions to shareholders	—	—	—	(68,254)	(68,254)
Balance at June 30, 2024	122,364	$1,224	$2,889,975	$(11,813)	$2,879,386

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
Capital Activity
The Company has the authority to issue an unlimited number of Class I, Class S, Class T and Class D Common Shares. As of June 30, 2025, the Company has issued and sold 133,406,551 Class I shares for an aggregate purchase price of $3,142.3 million, 53,595,659 Class S shares for an aggregate purchase price of $1,260.5 million and 155,752 Class D shares for an aggregate purchase price of $3.7 million. As of June 30, 2025, the Company has issued 3,038,058 Class I shares, 3,745,169 Class S shares and 5,816 Class D shares pursuant to its distribution reinvestment plan. As of June 30, 2025, the Company has not issued any Class T shares.
The following table summarizes transactions in Common Shares for the nine months ended June 30, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	43,490,558	$1,015,107
Share transfers between classes	72,671	1,700
Issuance of Common Shares under distribution reinvestment plan	1,419,706	33,561
Share repurchases, net of early repurchase deduction	(7,742,619)	(179,433)
Net increase (decrease)	37,240,316	$870,935
Class S
Issuance of Common Shares in public offering	10,515,826	$246,239
Share transfers between classes	(72,671)	(1,700)
Issuance of Common Shares under distribution reinvestment plan	1,803,828	41,881
Share repurchases, net of early repurchase deduction	(1,648,328)	(38,332)
Net increase (decrease)	10,598,655	$248,088
Class D
Issuance of Common Shares in public offering	76,766	$1,803
Issuance of Common Shares under distribution reinvestment plan	3,510	81
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	76,989	$1,807
Total net increase (decrease)	47,915,960	$1,120,830
The following table summarizes transactions in Common Shares for the nine months ended June 30, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	37,416,704	$881,665
Share transfers between classes	15,393	364
Issuance of Common Shares under distribution reinvestment plan	878,249	20,839
Share repurchases, net of early repurchase deduction	(926,792)	(21,838)
Net increase (decrease)	37,383,554	$881,030
Class S
Issuance of Common Shares in public offering	19,541,548	$460,437
Share transfers between classes	(15,393)	(364)
Issuance of Common Shares under distribution reinvestment plan	1,060,406	24,999
Share repurchases, net of early repurchase deduction	(570,987)	(13,449)
Net increase (decrease)	20,015,574	$471,623
Class D
Issuance of Common Shares in public offering	66,226	$1,561
Issuance of Common Shares under distribution reinvestment plan	1,310	31
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	67,536	$1,592
Total net increase (decrease)	57,466,664	$1,354,245

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S and Class D shares for the nine months ended June 30, 2025 and 2024. As of June 30, 2025, the Company has not issued any Class T shares.

	Class I Shares	Class S Shares	Class D Shares
October 31, 2024	$23.55	$23.55	$23.55
November 30, 2024	$23.56	$23.56	$23.56
December 31, 2024	$23.52	$23.52	$23.52
January 31, 2025	$23.49	$23.49	$23.49
February 28, 2025	$23.41	$23.41	$23.41
March 31, 2025	$23.28	$23.28	$23.28
April 30, 2025	$23.12	$23.12	$23.12
May 31, 2025	$23.16	$23.16	$23.16
June 30, 2025	$23.14	$23.14	$23.14

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61
April 30, 2024	$23.59	$23.59	$23.59
May 31, 2024	$23.59	$23.59	$23.59
June 30, 2024	$23.53	$23.53	$23.53

Distributions
The Board authorizes and declares monthly distributions per outstanding Common Share. The following table presents distributions that were declared during the nine months ended June 30, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.2000	20,068
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.2000	21,111
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.2000	22,009
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.2000	24,397
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.2000	26,500
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.2000	26,775
				$1.8000	$197,850

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1833	9,026
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1834	9,278
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1834	9,543
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.1835	9,817
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.1836	10,006
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.1836	10,233
				$1.6507	$83,766

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1951	22
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1951	24
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1951	31
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.1952	31
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.1952	31
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.1952	31
				$1.7562	$229

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
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
(unaudited)
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
Since inception through June 30, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the nine months ended June 30, 2025:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.4962	$163,586	$1.3484	$68,644	$1.4566	$190
Distributions in excess of net investment income	0.3038	34,264	0.3023	15,122	0.2996	39
Total	$1.8000	$197,850	$1.6507	$83,766	$1.7562	$229
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
Share Repurchase Program
At the discretion of the Board, during the quarter ended September 30, 2022 the Company commenced a share repurchase program pursuant to which the Company intends to offer to repurchase, in each quarter, up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter; provided that the Company reserves the right in its sole discretion to purchase additional outstanding Shares representing up to 2.0% of the Company's outstanding Shares each quarter without amending or extending the repurchase offer as permitted by Rule 13e-4(f)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board may amend or suspend the share repurchase program at any time if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers pursuant to tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
(unaudited)
applicable Valuation Date, which subscription closing date the Company deems the prospective repurchase date for the applicable offer. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
During the nine months ended June 30, 2025, the Company repurchased pursuant to such tender offers an aggregate of 7,742,619 Class I shares, 1,648,328 Class S shares and 3,287 Class D shares. The following table presents the share repurchases completed during the nine months ended June 30, 2025:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2024	889,569	0.66%	$23.52	$20,910
March 31, 2025	941,577	0.65%	23.28	21,923
June 30, 2025	7,563,088	4.66%	23.14	175,010
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
Note 6. Borrowings
Below is a summary of the Company's credit facilities as of June 30, 2025 and September 30, 2024:

	June 30, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$630.0	$605.0	$9.0	4/11/2029	4/11/2030
JPM SPV Facility	500.0	375.0	125.0	4.4	5/29/2027	5/29/2029
SMBC SPV Facility	150.0	75.5	74.5	1.3	9/29/2026	9/29/2028
CIBC SPV Facility	350.0	245.0	105.0	0.4	11/21/2025	11/21/2025
DBNY SPV Facility	300.0	180.0	120.0	2.5	2/15/2027	2/15/2029
MS SPV Facility	200.0	133.4	66.6	1.8	2/23/2027	2/23/2029
Total	$2,735.0	$1,638.9	$1,096.1	$19.4

	September 30, 2024
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,185.0	$415.0	$770.0	$6.8	6/28/2027	6/28/2028
JPM SPV Facility	500.0	230.0	270.0	5.2	5/29/2027	5/29/2029
SMBC SPV Facility	150.0	100.0	50.0	1.6	9/29/2026	9/29/2028
CIBC SPV Facility	350.0	225.0	125.0	1.3	11/21/2025	11/21/2025
DBNY SPV Facility	300.0	100.0	200.0	3.0	2/15/2027	2/15/2029
MS SPV Facility	200.0	25.0	175.0	2.2	2/23/2027	2/23/2029
Total	$2,685.0	$1,095.0	$1,590.0	$20.1

Below is a summary of the Company's unsecured notes as of June 30, 2025 and September 30, 2024:

	June 30, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Unsecured Notes	$350.0	$(3.1)	$(1.2)	$9.0	$354.7	$377.1	11/14/2028
2029 Unsecured Notes	400.0	(4.1)	(1.9)	6.1	400.1	409.1	7/23/2029
Total	$750.0	$(7.2)	$(3.1)	$15.1	$754.8	$786.2

	September 30, 2024
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Unsecured Notes	$350.0	$(3.7)	$(1.5)	$12.4	$357.2	$378.6	11/14/2028
2029 Unsecured Notes	400.0	(4.8)	(2.3)	9.2	402.1	412.0	7/23/2029
Total	$750.0	$(8.5)	$(3.8)	$21.6	$759.3	$790.6

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Stated interest expense	$35.2	$27.3	$107.6	$62.5
Credit facility fees	2.6	1.8	8.2	4.6
Amortization of debt financing costs	2.2	1.7	6.5	4.1
Effect of interest rate swaps	0.5	0.9	2.6	2.4
Total interest expense	$40.5	$31.7	$124.9	$73.6
Weighted average interest rate (1)	6.915%	8.418%	7.117%	8.341%
Weighted average outstanding balance	$2,042.4	$1,366.9	$2,027.2	$1,035.1
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
ING Credit Agreement

On March 25, 2022, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of June 30, 2025, the size of the ING Credit Agreement facility is $1,235 million (the “Maximum Commitment”). Following the availability period, the Company will be required in certain circumstances to prepay loans. The ING Credit Agreement provides for the issuance of letters of credit during the availability period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the current and certain future subsidiaries of the Company and guaranteed by such subsidiaries.

As of June 30, 2025, borrowings under the ING Credit Agreement are denominated in U.S. dollars and bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) alternate base rate (“ABR”)) plus 0.875%, in each case, plus a SOFR adjustment of 0.10%; provided that, if at any time the Borrowing Base (as defined in the ING Credit Agreement) is greater than 1.60 times the Combined Debt Amount (as defined in the IING Credit Agreement), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternative base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%. The Company may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at the Company's option, subject to certain conditions. The Company also pays a commitment fee of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement.

At any time during the availability period, the Company, as the borrower, may propose an increase in the Maximum Commitment to an amount not to exceed the greater of (a) $1,750.0 million and (b) 150% of shareholders’ equity as of the date

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
on which such increased amount is to be effective, subject to certain conditions, including the consent of the lenders to increase their commitments and of ING.

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

CIBC SPV Facility

On November 21, 2023, the Company entered into a loan and servicing agreement (as amended and/or restated, from time to time, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC (“OSCF Lending V SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent, pursuant to which CIBC agreed to extend credit to OSCF Lending V SPV in an aggregate principal amount up to $150 million (the “CIBC Maximum Commitment”) at any one time outstanding.

Subject to certain conditions, including consent of the lenders and CIBC as administrative agent, during the availability period, OSCF Lending V SPV may propose up to four increases in the CIBC Maximum Commitment up to an amount not to exceed $500 million in the aggregate. On April 26, 2024, the Company increased the CIBC Maximum Commitment to $350 million.

Borrowings under the CIBC Loan and Servicing Agreement bear interest at a rate per annum equal to, at the request of OSCF Lending V SPV, either (1) SOFR plus 1.95% or (2) the base rate (which is the greatest of the (a) prime rate, (b) federal funds effective rate plus 1/2 of 1%, (c) zero (0%) and (d) one month SOFR plus 1%) plus 0.95%. The applicable spread

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
otherwise in effect shall be increased by 2% per annum after the stated maturity date or when an event of default has occurred and is continuing. The Company is required to pay a non-usage fee of 0.50% on undrawn borrowings.

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

Subject to certain conditions, including consent of DBNY, as facility agent, OSCF Lending IV SPV may (i) propose increases in the DBNY Facility Amount up to an amount not to exceed $1.0 billion in the aggregate, (ii) add additional lender groups and/or (iii) increase the commitment of any lender group with the consent of such lender group. The DBNY Facility Amount may, subject to certain conditions, including consent of DBNY, as facility agent, be so increased to $400 million.

MS SPV Facility

On February 23, 2024, the Company entered into a loan and servicing agreement (the “MS Loan and Servicing Agreement”), among OSCF Lending II SPV, LLC (“OSCF Lending II SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc. (“MS”), as the administrative agent, pursuant to which MS has agreed to extend credit to OSCF Lending II SPV in an aggregate principal amount up to $200 million at any one time outstanding.

Advances under the MS Loan and Servicing Agreement bear interest at a rate per annum equal to SOFR plus 2.35% during the availability period and 2.85% thereafter; provided that the applicable margin shall be increased by 2.00% per annum (i) during the existence of a Specified Event of Default (as defined in the MS Loan and Servicing Agreement), (ii) upon written notice from MS, as administrative agent (at the direction of required lenders) to OSCF Lending II SPV and the Company during the existence of any other Event of Default (as defined in the MS Loan and Servicing Agreement) or (iii) after a Facility Maturity Date (as defined in the MS Loan and Servicing Agreement).

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
(unaudited)
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
(unaudited)
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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Net increase (decrease) in net assets resulting from operations	$83,755	$58,227	$213,435	$167,638
Net unrealized (appreciation) depreciation	(16,793)	3,198	13,157	(13,066)
Book/tax difference due to capital gains incentive fees	100	(427)	(2,372)	2,033
Other book/tax differences (1)	(13,743)	1,025	(11,508)	(4,234)
Taxable income (2)	$53,319	$62,023	$212,712	$152,371
__________________
(1)For the three and nine months ended June 30, 2025, the other book/tax difference was primarily due to changes in unrealized value of foreign currency forwards.
(2)The Company’s taxable income for the three and nine months ended June 30, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2025. The final taxable income may be different than the estimate.
For the three months ended June 30, 2025, the Company recognized (i) a provision for incomes taxes on net investment income of $131, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of $3, which was primarily a deferred tax expense. For the three months ended June 30, 2024, the Company recognized a total provision for income tax expense on realized and unrealized gains (losses) of $158, which was comprised of a current tax expense of $156 and a deferred tax expense of $2.
For the nine months ended June 30, 2025, the Company recognized (i) a provision for incomes taxes on net investment income of $810, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of $49, of which $27 was deferred tax expense and $22 was current tax expense. For the nine months ended June 30, 2024, the Company recognized a total provision for income tax expense on realized and unrealized gains (losses) of $543, which was comprised of a current tax expense of $541 and a deferred tax expense of $2.
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
(unaudited)
Note 9. Related Party Transactions
Investment Advisory Agreement
Effective as of February 3, 2022, the Company has entered into the Investment Advisory Agreement with the Adviser. The Company pays the Adviser a fee for its services consisting of two components: a management fee and an incentive fee.
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company’s total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as of June 1, 2022, the date on which the Company broke escrow. In addition, the Adviser waived its management fee through November 2022. For the three and nine months ended June 30, 2025, base management fees were $13,345 and $35,278, respectively. For the three and nine months ended June 30, 2024, base management fees were $8,630 and $21,628, respectively.
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

The Adviser waived the Investment Income Incentive Fee through November 2022.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
For the three and nine months ended June 30, 2025, the Investment Income Incentive Fee was $12,243 and $33,934, respectively. For the three and nine months ended June 30, 2024, the Investment Income Incentive Fee was $9,020 and $22,754, respectively.

Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class T shares, Class S shares, Class D shares and Class I shares. As of June 30, 2025, the Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended June 30, 2025, there were $100 of accrued Capital Gains Incentive Fees. For the nine months ended June 30, 2025, there were $2,372 of reversal of accrued Capital Gains Incentive Fees. For the three months ended June 30, 2024, there were $427 of reversal of accrued Capital Gains Incentive Fees. For the nine months ended June 30, 2024, there were $2,033 of accrued Capital Gains Incentive Fees. As of June 30, 2025, there were $856 of Capital Gains Incentive Fees accrued since inception.

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
(unaudited)
the Administration Agreement to determine that these fees are reasonable and comparable to administrative services charged by unaffiliated third parties.

For the three months ended June 30, 2025, the Company incurred $861 of expenses under the Administration Agreement, of which $556 was included in administrator expense, $133 was included in general and administrative expenses and $172 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the nine months ended June 30, 2025, the Company incurred $1,765 of expenses under the Administration Agreement, of which $1,162 was included in administrator expense, $265 was included in general and administrative expenses and $338 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the three months ended June 30, 2024, the Company incurred $478 of expenses under the Administration Agreement, of which $377 was included in administrator expense, $80 was included in general and administrative expenses and $21 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the nine months ended June 30, 2024, the Company incurred $1,389 of expenses under the Administration Agreement, of which $1,096 was included in administrator expense, $242 was included in general and administrative expenses and $51 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations.

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
(unaudited)
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

Distribution and Servicing Plan

Effective as of February 3, 2022, the Company established a distribution and servicing plan (as amended and restated, the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Distribution Manager with respect to the Class S, Class D and Class T on an annualized basis as a percentage of the Company’s NAV for such class.

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

The Distribution Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares, Class D shares and Class T shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

Broker eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S, Class D or Class T shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

For the three and nine months ended June 30, 2025, the Company recorded distribution and shareholder servicing fees of $2,658 and $7,523, respectively, primarily all of which were attributable to Class S shares. For the three and nine months ended June 30, 2024, the Company recorded distribution and shareholder servicing fees of $1,958 and $4,853, respectively, primarily all of which were attributable to Class S shares.

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
(unaudited)
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

For the nine months ended June 30, 2025 and 2024, the Adviser did not make any Expense Payments. For the nine months ended June 30, 2025, the Company did not make any reimbursement payments to the Adviser. For the nine months ended June 30, 2024, the Company made reimbursement payments of $1,045 to the Adviser. As of June 30, 2025, there were no amounts due to the Adviser from the Company under the Expense Support Agreement.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

Note 10. Financial Highlights

(Share amounts in thousands)	Three months ended June 30, 2025			Three months ended June 30, 2024			Nine months ended June 30, 2025			Nine months ended June 30, 2024
	Class I	Class S	Class D	Class I	Class S	Class D	Class I	Class S	Class D	Class I	Class S	Class D
Net asset value at beginning of period	$23.28	$23.28	$23.28	$23.61	$23.61	$23.61	$23.56	$23.56	$23.56	$23.56	$23.56	$23.56
Net investment income (1)	0.46	0.41	0.45	0.54	0.49	0.53	1.50	1.35	1.46	1.58	1.43	1.54
Net unrealized appreciation (depreciation) (1)(2)	0.09	0.09	0.09	(0.02)	(0.02)	(0.02)	(0.08)	(0.08)	(0.08)	0.15	0.15	0.15
Net realized gains (losses) (1)	(0.09)	(0.09)	(0.09)	—	—	—	(0.04)	(0.04)	(0.04)	0.04	0.04	0.04
Net increase (decrease) in net assets resulting from operations	0.46	0.41	0.45	0.52	0.47	0.51	1.38	1.23	1.34	1.77	1.62	1.73
Distributions of net investment income to shareholders	(0.46)	(0.41)	(0.45)	(0.54)	(0.49)	(0.53)	(1.50)	(1.35)	(1.46)	(1.58)	(1.43)	(1.54)
Distributions in excess of net investment income	(0.14)	(0.14)	(0.14)	(0.06)	(0.06)	(0.06)	(0.30)	(0.30)	(0.30)	(0.22)	(0.22)	(0.22)
Net asset value at end of period	$23.14	$23.14	$23.14	$23.53	$23.53	$23.53	$23.14	$23.14	$23.14	$23.53	$23.53	$23.53
Total return (3)	2.00%	1.79%	1.94%	2.22%	2.00%	2.16%	6.05%	5.38%	5.86%	7.77%	7.09%	7.57%
Common shares outstanding at beginning of the period	110,042	52,027	157	69,973	34,601	53	89,884	44,323	81	44,103	20,787	6
Common shares outstanding at end of period	127,124	54,922	158	81,487	40,803	74	127,124	54,922	158	81,487	40,803	74
Net assets at the beginning of the period	$2,561,941	$1,211,427	$3,646	$1,652,401	$817,091	$1,254	$2,118,000	$1,044,424	$1,916	$1,039,238	$489,821	$146
Net assets at end of period	$2,942,033	$1,271,064	$3,663	$1,917,516	$960,135	$1,735	$2,942,033	$1,271,064	$3,663	$1,917,516	$960,135	$1,735
Average net assets (4)	$3,010,527	$1,268,911	$3,665	$1,844,178	$923,776	$1,507	$2,578,139	$1,191,417	$3,046	$1,549,514	$763,420	$964
Ratio of net investment income to average net assets (5)	2.02%	1.81%	1.97%	2.29%	2.08%	2.23%	6.41%	5.77%	6.25%	6.70%	6.07%	6.51%
Ratio of total expenses to average net assets (5)(7)	1.66%	1.87%	1.71%	1.84%	2.05%	1.91%	5.41%	6.01%	5.58%	5.41%	6.04%	5.61%
Ratio of net expenses to average net assets (5)	1.66%	1.87%	1.71%	1.84%	2.05%	1.91%	5.41%	6.01%	5.58%	5.46%	6.10%	5.67%
Ratio of portfolio turnover to average investments at fair value (5)	6.89%	6.89%	6.89%	10.13%	10.13%	10.13%	22.31%	22.31%	22.31%	25.67%	25.67%	25.67%
Weighted average outstanding debt	$2,042,351	$2,042,351	$2,042,351	$1,366,868	$1,366,868	$1,366,868	$2,027,190	$2,027,190	$2,027,190	$1,035,128	$1,035,128	$1,035,128
Average debt per share (1)	$11.09	$11.09	$11.09	$11.68	$11.68	$11.68	$12.61	$12.61	$12.61	$10.58	$10.58	$10.58
Asset coverage ratio (6)	275.22%	275.22%	275.22%	278.60%	278.60%	278.60%	275.22%	275.22%	275.22%	278.60%	278.60%	278.60%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three and nine months ended June 30, 2025 and 2024 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a distribution reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the three and nine months ended June 30, 2025 and 2024 have not been annualized for purposes of this ratio.
(6)	Based on outstanding senior securities of $2,409.4 million and $1,610.0 million as of June 30, 2025 and 2024, respectively.
(7)	Total expenses to average net assets is prior to expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the “ISDA Master Agreement”) with its derivative counterparties, Bank of New York Mellon, Wells Fargo Securities, LLC and ING Capital LLC. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$15,708	C$	21,558	9/11/2025	$—	$148	Derivative liability
Foreign currency forward contract	$466,192		€407,112	9/11/2025	—	13,961	Derivative liability
Foreign currency forward contract	$262,781		£196,260	9/11/2025	—	6,284	Derivative liability
Foreign currency forward contract	$15,790		¥2,243,692	9/11/2025	132	—	Derivative liability
Foreign currency forward contract	$7,637	kr	79,415	9/11/2025	—	214	Derivative liability
					$132	$20,607
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$235,495		€213,997	11/7/2024	$—	$3,725	Derivative liability
Foreign currency forward contract	$158,386		£123,967	11/7/2024	—	7,890	Derivative liability
Foreign currency forward contract	$6,602	kr	72,797	11/7/2024	—	312	Derivative liability
					$—	$11,927
In connection with the issuance of the 2028 Unsecured Notes, the Company entered into interest rate swap agreements with the BNP Paribas pursuant to ISDA Master Agreements. In connection with the issuance of the 2029 Unsecured Notes, the Company entered into interest rate swap agreements with Morgan Stanley Bank, N.A. pursuant to ISDA Master Agreements.
Certain information related to the Company’s interest rate swaps is presented below as of June 30, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$8,995	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	6,084	—	Derivative asset
			$15,079	$—

Certain information related to the Company’s interest rate swaps is presented below as of September 30, 2024.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$12,357	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	9,189	—	Derivative asset
			$21,546	$—

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2025, off-balance sheet arrangements consisted of $1,000,470 of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $1,000,470, approximately $986,193 can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, off-balance sheet arrangements consisted of $642,044 of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $642,044, approximately $600,609 could be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of June 30, 2025 and September 30, 2024 is shown in the table below:

	June 30, 2025	September 30, 2024
Cielo Bidco Limited	$69,432	$—
Kairos Intermediateco AB	66,921	—
OneOncology, LLC	65,433	10,470
Truck-Lite Co., LLC	39,749	13,454
RWK Midco AB	35,762	—
Poseidon Midco AB	32,131	32,272
Biscuit Parent, LLC	31,516	15,000
Integrity Marketing Acquisition, LLC	28,645	48,889
Spruce Bidco I Inc.	26,341	—
Draken International, LLC	22,175	—
West Star Aviation Acquisition LLC	21,276	—
Everbridge, Inc.	19,899	19,899
PetVet Care Centers, LLC	19,210	19,210
Telephone and Data Systems, Inc.	18,568	18,569
Geo Topco Corporation	16,967	—
PPW Aero Buyer, Inc.	16,633	26,797
ASP Integrity Acquisition Co LLC	16,554	—
Accession Risk Management Group, Inc.	16,505	28,981
Next Holdco, LLC	16,443	16,443
THG Acquisition, LLC	16,211	—
PAI Financing Merger Sub LLC	15,790	—
Janus Bidco Limited	15,760	15,793
TBRS, Inc.	15,397	—
Creek Parent, Inc.	15,225	—
NFM & J, L.P.	14,651	16,947
SEI Holding I Corporation	14,400	14,608
LDS Buyer, LLC	14,106	—
Monotype Imaging Holdings Inc.	13,501	15,061
SumUp Holdings Luxembourg	12,795	12,795
AVSC Holding Corp.	12,016	—
Microf Funding V LLC	11,472	8,670
F&M BUYER LLC	11,435	—
Bamboo US Bidco LLC	11,395	7,220
Minotaur Acquisition, Inc.	11,132	11,132
Sorenson Communications, LLC	10,177	10,177
Nellson Nutraceutical, LLC	10,068	—

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)

	June 30, 2025	September 30, 2024
Kite Midco II Inc.	$9,609	$—
Grand River Aseptic Manufacturing, Inc.	9,237	—
Verona Pharma, Inc.	9,011	29,285
107-109 Beech OAK22 LLC	8,544	7,501
IW Buyer LLC	7,336	7,504
Sierra Enterprises, LLC	7,264	—
Optimizely North America Inc.	7,109	—
North Star Acquisitionco, LLC	6,962	14,066
Neptune Bidco US Inc.	6,863	6,863
MRI Software LLC	6,482	10,716
Project Accelerate Parent, LLC	6,250	6,250
Legends Hospitality Holding Company, LLC	6,207	9,820
WP CPP Holdings, LLC	5,831	5,831
Blue Bidco Ltd	5,621	—
Kings Buyer, LLC	5,492	3,329
ACP Falcon Buyer Inc	5,333	5,333
Entrata, Inc.	5,211	5,211
USIC Holdings, Inc.	5,005	5,692
Enverus Holdings, Inc.	4,852	6,567
Protein for Pets Opco, LLC	4,847	6,639
Crewline Buyer, Inc.	4,573	4,573
Eyesouth Eye Care Holdco LLC	4,467	4,835
Inventus Power, Inc.	4,139	4,967
Evergreen IX Borrower 2023, LLC	4,006	4,006
Violin Finco Guernsey Limited	3,933	3,933
Lightbox Intermediate, L.P.	3,845	—
Finastra USA, Inc.	3,637	2,436
BioXcel Therapeutics, Inc.	3,577	4,471
Pluralsight, LLC	3,351	3,351
Galileo Parent, Inc.	3,305	991
Centralsquare Technologies, LLC	3,302	3,378
Usalco LLC	3,269	3,269
Icefall Parent, Inc.	2,662	2,662
Coupa Holdings, LLC	2,122	2,122
Oranje Holdco, Inc.	1,968	1,968
Transit Buyer LLC	1,951	520
Grove Hotel Parcel Owner, LLC	1,768	1,768
Establishment Labs Holdings Inc.	1,689	3,378
iCIMs, Inc.	1,176	3,710
Propio LS, LLC	1,029	—
Dukes Root Control Inc.	998	853
Salus Workers' Compensation, LLC	531	1,898
ASP-R-PAC Acquisition Co LLC	253	247
LSL Holdco, LLC	162	244
Quantum Bidco Limited	—	24,898
AmSpec Parent LLC	—	19,666
CVAUSA Management, LLC	—	13,657
Delta Leasing SPV II LLC	—	11,419
ACESO Holding 4 S.A.R.L.	—	9,511
Harrow, Inc.	—	4,301
107 Fair Street LLC	—	2,849
Avalara, Inc.	—	1,903
112-126 Van Houten Real22 LLC	—	870
Supreme Fitness Group NY Holdings, LLC	—	396
	$1,000,470	$642,044

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and nine months ended June 30, 2025, except as discussed below.

Share Issuances

On July 1, 2025, the Company issued and sold pursuant to its continuous public offering 5,979,739 Class I shares for proceeds of $138.4 million, 810,134 Class S shares for proceeds of $18.7 million and 4,051 Class D shares for proceeds of $0.1 million.

Distributions

On July 24, 2025, the Board of Trustees of the Company declared a regular distribution on its outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0164	$0.1836
Class D shares	$0.2000	$0.0048	$0.1952

The distribution is payable to shareholders of record as of July 29, 2025 and will be paid on or about August 27, 2025. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Amendments to Credit Agreements

On July 3, 2025, the Company entered into Amendment No. 3 (the “JPM Amendment”) to the JPM Loan and Security Agreement. Among other things, the JPM Amendment:

•increased the commitment under the JPM Loan and Security Agreement from $500 million to $700 million;
•reduced the interest rate margin on SOFR loans from 2.50% to (i) 1.50% if the borrowings are used to purchase broadly syndicated loans and other liquid debt securities (as defined in the JPM Loan and Security Agreement) or (ii) 1.90% on all other borrowings;
•extended the reinvestment period from May 29, 2027 to July 3, 2029; and
•extended the final maturity date from May 29, 2029 to July 3, 2030.

On July 3, 2025, the Company also entered into First Amendment to Loan and Servicing Agreement (the “MS Amendment”) to the MS Loan and Servicing Agreement. Among other things, the MS Amendment:

•increased the commitment under the MS Loan and Servicing Agreement from $200 million to $400 million;
•adds an “accordion” feature that allows the borrower, subject to certain conditions, to propose one or more increases in the maximum commitment up to an amount not to exceed $600 million;
•reduced the interest rate margin on SOFR loans during the reinvestment period from 2.35% to (i) 1.60% if the borrowings are used to purchase broadly syndicated loans or (ii) 1.85% on all other borrowings;
•extended the reinvestment period from February 23, 2027 to July 3, 2028; and
•extended the final maturity date from February 23, 2029 to July 3, 2029.

On July 3, 2025, the Company repaid all outstanding borrowings under the CIBC Loan and Servicing Agreement, following which the CIBC Loan and Servicing Agreement was terminated. Obligations under the CIBC Loan and Servicing Agreement would have otherwise matured on November 21, 2025.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(unaudited)
On July 25, 2025, the Company entered into an Omnibus Amendment to Transaction Documents and Fourth Amendment (collectively, the “DBNY Amendment”) to the DBNY Loan Financing and Servicing Agreement. Among other things, the DBNY Amendment:

•increased the commitment under the DBNY Loan Financing and Servicing Agreement from $300 million to $400 million;
•reduced the interest rate margin on SOFR loans from 2.40% to 1.60%;
•extended the reinvestment period from February 15, 2027 to July 25, 2028;
•extended the final maturity date from February 15, 2029 to July 25, 2029; and
•appointed Computershare Trust Company, N.A. to replace Deutsche Bank National Trust Company as collateral agent and collateral custodian.

2030 Unsecured Notes

On July 15, 2025, the Company issued $400 million aggregate principal amount of its 6.190% Notes due 2030 (the “2030 Unsecured Notes”) pursuant to the Base Indenture and a third supplemental indenture (the “Third Supplemental Indenture”) to the Base Indenture.

The 2030 Unsecured Notes bear interest at a rate of 6.190% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2026. The 2030 Unsecured Notes are the Company’s direct, unsecured obligations and rank senior in right of payment to its future indebtedness that is expressly subordinated in right of payment to the 2030 Unsecured Notes; equal in right of payment to its existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by its subsidiaries, financing vehicles or similar facilities.

The Third Supplemental Indenture contains certain covenants, including a covenant requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to the Company by the SEC and to provide financial information to the holders of the 2030 Unsecured Notes and the trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Third Supplemental Indenture.

In connection with the 2030 Unsecured Notes, the Company entered into an interest rate swap to more closely align the interest rate payable on the 2030 Unsecured Notes with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.190% and pays a floating interest rate of the three-month SOFR plus 2.49255% on a notional amount of $400 million.

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
As of June 1, 2022, we had satisfied the minimum offering requirement and our board of trustees (the “Board of Trustees” or the “Board”) had authorized the release of proceeds from escrow. As of June 30, 2025, we have issued and sold 133,406,551 Class I shares for an aggregate purchase price of $3,142.3 million of which $100.0 million was purchased by an affiliate of the Adviser, 53,595,659 Class S shares for an aggregate purchase price of $1,260.5 million, 155,752 Class D shares for an aggregate purchase price of $3.7 million and zero Class T shares.

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
The fair value of our investments as of June 30, 2025 and September 30, 2024 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

As of June 30, 2025, we held $6,362.9 million of investments at fair value, up from $4,576.2 million held at September 30, 2024, primarily driven by new originations funded primarily by cash proceeds from our continuous offering and an increase in borrowings under our credit facilities.
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
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2025, there was one investment on non-accrual status that represented 0.2% and 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there was one investment on non-accrual status that represented 0.1% and 0.1% of total debt investments at cost and fair value, respectively.
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

Portfolio Composition
As of June 30, 2025, the fair value of our investment portfolio was $6,362.9 million and was composed of investments in 171 portfolio companies. As of September 30, 2024, the fair value of our investment portfolio was $4,576.2 million and was composed of investments in 180 portfolio companies.
As of June 30, 2025 and September 30, 2024, our investment portfolio consisted of the following:

	June 30, 2025	September 30, 2024
Cost:
Senior Secured Debt	90.37%	89.12%
Subordinated Debt	9.22%	10.33%
Preferred Equity	0.22%	0.27%
Common Equity and Warrants	0.19%	0.28%
Total	100.00%	100.00%

	June 30, 2025	September 30, 2024
Fair Value:
Senior Secured Debt	90.29%	89.02%
Subordinated Debt	9.21%	10.40%
Preferred Equity	0.29%	0.31%
Common Equity and Warrants	0.21%	0.27%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	June 30, 2025	September 30, 2024
Fair Value:
Application Software	15.01%	17.60%
Aerospace & Defense	6.50%	3.68%
Health Care Services	4.72%	4.38%
Pharmaceuticals	4.69%	2.78%
Systems Software	4.02%	4.70%
Interactive Media & Services	4.00%	3.73%
Diversified Support Services	3.90%	4.80%
Life Sciences Tools & Services	3.80%	0.98%
Health Care Equipment	3.49%	0.97%
Packaged Foods & Meats	2.96%	1.76%
Specialized Consumer Services	2.79%	1.19%
Specialized Finance	2.70%	1.28%
Diversified Financial Services	2.64%	3.56%
Education Services	2.29%	2.73%
Insurance Brokers	2.21%	2.48%
Building Products	2.04%	—%
Multi-Sector Holdings	1.93%	4.16%
Health Care Technology	1.91%	2.87%
Industrial Machinery & Supplies & Components	1.56%	2.29%
Wireless Telecommunication Services	1.46%	1.57%
Research & Consulting Services	1.41%	0.83%
Construction & Engineering	1.37%	1.55%
Communications Equipment	1.30%	1.93%
Other Specialty Retail	1.27%	1.92%
Electrical Components & Equipment	1.25%	1.82%
Construction Machinery & Heavy Transportation Equipment	1.22%	1.36%
Property & Casualty Insurance	1.21%	1.50%
Environmental & Facilities Services	1.19%	1.70%
Office Services & Supplies	1.10%	1.83%
Cable & Satellite	1.08%	0.46%
Real Estate Services	0.92%	—%
Soft Drinks & Non-alcoholic Beverages	0.89%	—%
Distributors	0.88%	0.64%
Asset Management & Custody Banks	0.87%	1.36%
Health Care Supplies	0.86%	1.49%
Diversified Chemicals	0.79%	0.35%
Financial Exchanges & Data	0.75%	1.04%
Movies & Entertainment	0.72%	0.87%
Footwear	0.71%	—%
Trading Companies & Distributors	0.68%	1.84%
Air Freight & Logistics	0.65%	—%
Food Distributors	0.60%	0.52%
Paper & Plastic Packaging Products & Materials	0.59%	1.24%
Commodity Chemicals	0.49%	0.70%
Gold	0.46%	0.65%
Alternative Carriers	0.42%	—%
Hotels, Resorts & Cruise Lines	0.32%	0.45%
Consumer Finance	0.29%	0.30%
Specialty Chemicals	0.27%	—%
Biotechnology	0.19%	0.27%
Metal, Glass & Plastic Containers	0.19%	0.55%
Health Care Distributors	0.16%	0.69%
Real Estate Development	0.16%	0.55%
Passenger Airlines	0.12%	0.26%
Electronic Components	—%	0.63%
Data Processing & Outsourced Services	—%	1.25%
Diversified Metals & Mining	—%	0.87%
Health Care Facilities	—%	0.56%
Advertising	—%	0.31%
Leisure Facilities	—%	0.20%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	June 30, 2025	September 30, 2024
United States	84.00%	84.59%
United Kingdom	5.86%	6.24%
Germany	2.93%	—%
Sweden	2.87%	1.21%
Netherlands	1.82%	1.17%
Canada	1.08%	1.51%
Luxembourg	0.87%	1.95%
Costa Rica	0.24%	0.29%
Switzerland	0.16%	0.22%
Chile	0.12%	0.26%
Australia	0.03%	0.04%
France	0.02%	0.30%
Cayman Islands	—%	1.35%
India	—%	0.87%
Total	100.00%	100.00%

See the Schedule of Investments as of June 30, 2025 and September 30, 2024, in our consolidated financial statements in Part I, Item 1, of this quarterly report on Form 10-Q, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of three and nine months ended June 30, 2025 and June 30, 2024
Investment Income
Total investment income for the three months ended June 30, 2025 was $155,532 and consisted of $155,152 of interest income primarily from portfolio investments (including $2,287 of PIK interest income) and $380 of fee income. Total investment income for the three months ended June 30, 2024 was $114,509 and consisted of $113,757 of interest income primarily from portfolio investments (including $2,369 of PIK interest income) and $752 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio, partially offset by lower reference rates.
Total investment income for the nine months ended June 30, 2025 was $441,769 and consisted of $438,076 of interest income primarily from portfolio investments (including $7,481 of PIK interest income) and $3,693 of fee income. Total investment income for the nine months ended June 30, 2024 was $283,159 and consisted of $280,756 of interest income primarily from portfolio investments (including $5,035 of PIK interest income) and $2,403 of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio, partially offset by lower reference rates. Based on fair value as of June 30, 2025, the weighted average yield on our debt investments was 10.0%, down from 11.2% as of June 30, 2024.

Expenses
Net expenses for the three months ended June 30, 2025 were $72,445, up significantly from $52,867 for the three months ended June 30, 2024. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous offering and an increase in borrowings under our credit facilities. Net expenses for the nine months ended June 30, 2025 were $208,544, up significantly from $131,785 for the nine months ended June 30, 2024. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous offering and an increase in borrowings under our credit facilities. Net expenses consisted of the following:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the nine months ended June 30, 2025	For the nine months ended June 30, 2024
Expenses:
Base management fee	$13,345	$8,630	$35,278	$21,628
Investment income incentive fee	12,243	9,020	33,934	22,754
Capital gains incentive fee	100	(427)	(2,372)	2,033
Professional fees	1,496	699	3,926	2,147
Class S and Class D distribution and shareholder servicing fees	2,658	1,958	7,523	4,853
Board of trustees fees	116	116	348	323
Organization expenses	3	4	5	8
Amortization of continuous offering costs	589	261	1,508	694
Interest expense	40,474	31,703	124,871	73,623
Administrator expense	556	377	1,162	1,096
General and administrative expenses	865	526	2,361	1,581
Total expenses	$72,445	$52,867	$208,544	$130,740
Expense reimbursements (support)	—	—	—	1,045
Net expenses	$72,445	$52,867	$208,544	$131,785
For the nine months ended June 30, 2025 and 2024, the Adviser did not make any expense payments under the expense support agreement with the Adviser (the "Expense Support Agreement"). For the nine months ended June 30, 2025, we did not make any reimbursement payments to the Adviser. For the nine months ended June 30, 2024, the Company made reimbursement payments of $1,045 to the Adviser. As of June 30, 2025, there were no amounts due to the Adviser from us under the Expense Support Agreement.
For the three and nine months ended June 30, 2025, base management fees were $13,345 and $35,278, respectively. For the three and nine months ended June 30, 2024, base management fees were $8,630 and $21,628, respectively. For the three and nine months ended June 30, 2025, investment income incentive fees were $12,243 and $33,934, respectively. For the three and nine months ended June 30, 2024, investment income incentive fees were $9,020 and $22,754, respectively. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $16,793 for the three months ended June 30, 2025. This consisted of $43.7 million of net unrealized appreciation on debt investments and $2.9 million of net unrealized appreciation on equity investments, partially offset by $17.0 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $12.8 million of net unrealized depreciation of foreign currency forward contracts.
Net unrealized depreciation was $3,198 for the three months ended June 30, 2024 . This consisted of $6.0 million of net unrealized depreciation on debt investments, partially offset by $1.8 million of net unrealized appreciation of foreign currency forward contracts, $0.8 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $0.3 million of net unrealized appreciation on equity investments.
Net unrealized depreciation was $13,157 for the nine months ended June 30, 2025. This consisted of $34.5 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $8.5 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $24.6 million of net unrealized appreciation on debt investments and $5.3 million of net unrealized appreciation on equity investments
Net unrealized appreciation was $13,066 for the nine months ended June 30, 2024. This consisted of $13.0 million of net unrealized appreciation on debt investments and $1.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $0.8 million of net unrealized depreciation on equity investments and $0.5 million of net unrealized depreciation of foreign currency forward contracts.

Net Realized Gains (Losses)
Net realized losses were $15,991 and $5,774 for the three and nine months ended June 30, 2025, respectively, which was primarily driven by realized losses related to foreign currency forward contracts, partially offset by realized gains related to the exits of certain investments. Net realized losses were $59 for the three months ended June 30, 2024, which was primarily driven by realized losses related to the exits of certain investments, partially offset by realized gains related to foreign currency forward contracts. Net realized gains were $3,741 for the nine months ended June 30, 2024, which was primarily related to the exits of certain investments and foreign currency forward contracts.
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
Our primary use of cash is for (1) investments in portfolio companies and other investments, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service, repayment and other financing costs of our borrowings, (4) funding repurchases under our share repurchase program and (5) cash distributions to the shareholders.
For the nine months ended June 30, 2025, we experienced a net decrease in cash and cash equivalents of $52.9 million. During that period, $1,603.4 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $1,548.6 million, due primarily from $1,263.1 million of proceeds from the issuance of common shares and $543.9 million of net borrowings under the credit facilities, partially offset by $195.5 million of distributions paid to shareholders, $57.5 million of shares repurchases paid and $5.4 million of deferred financing and offering costs paid.
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
As of June 30, 2025, we had $471.3 million of cash and cash equivalents (including restricted cash of $48.1 million), portfolio investments (at fair value) of $6,362.9 million, $40.4 million of interest receivable, $1,096.1 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $33.2 million of net payables from unsettled transactions, $1,638.9 million of borrowings outstanding under our credit facilities and $754.8 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2025 and September 30, 2024, off-balance sheet arrangements consisted of $1,000,470 and $642,044, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. As of June 30, 2025, of the $1,000,470 of unfunded commitments, approximately $986,193 can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of June 30, 2025	Weighted average debt outstanding for the nine months ended June 30, 2025	Maximum debt outstanding for the nine months ended June 30, 2025
ING Credit Agreement	$415,000	$630,000	$430,513	$730,000
JPM SPV Facility	230,000	375,000	340,330	375,000
SMBC SPV Facility	100,000	75,500	88,441	100,000
CIBC SPV Facility	225,000	245,000	230,421	245,000
DBNY SPV Facility	100,000	180,000	103,223	180,000
MS SPV Facility	25,000	133,400	84,262	133,400
2028 Unsecured Notes	350,000	350,000	350,000	350,000
2029 Unsecured Notes	400,000	400,000	400,000	400,000
Total debt	$1,845,000	$2,388,900	$2,027,190

	Payments due by period as of June 30, 2025
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$630,000	$—	$—	$630,000
Interest due on ING Credit Agreement	185,865	38,855	77,710	69,300
JPM Loan and Security Agreement	375,000	—	—	375,000
Interest due on JPM Loan and Security Agreement	99,799	25,491	50,982	23,326
SMBC Loan and Security Agreement	75,500	—	—	75,500
Interest due on SMBC Loan and Security Agreement	17,462	5,369	10,738	1,355
CIBC Loan and Servicing Agreement	245,000	245,000	—	—
Interest due on CIBC Loan and Servicing Agreement	6,000	6,000	—	—
DBNY Loan Financing and Servicing Agreement	180,000	—	—	180,000
Interest due on DBNY Loan Financing and Servicing Agreement	43,807	12,059	24,118	7,630
MS Loan and Servicing Agreement	133,400	—	—	133,400
Interest due on MS Loan and Servicing Agreement	32,410	8,868	17,736	5,806
2028 Unsecured Notes	350,000	—	—	350,000
Interest due on 2028 Unsecured Notes	98,703	29,219	58,438	11,046
2029 Unsecured Notes	400,000	—	—	400,000
Interest due on 2029 Unsecured Notes	111,691	27,471	54,942	29,278
Total	$2,984,637	$398,332	$294,664	$2,291,641
Equity Activity
As of June 30, 2025, we have issued and sold 133,406,551 Class I shares for an aggregate purchase price of $3,142.3 million, 53,595,659 Class S shares for an aggregate purchase price of $1,260.5 million and 155,752 Class D shares for an aggregate purchase price of $3.7 million. As of June 30, 2025, we have issued 3,038,058 Class I shares, 3,745,169 Class S and 5,816 Class D shares pursuant to our distribution reinvestment plan. As of June 30, 2025, we have not issued any Class T shares.

The following table summarizes transactions in Common Shares for the nine months ended June 30, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	43,490,558	$1,015,107
Share transfers between classes	72,671	1,700
Issuance of Common Shares under distribution reinvestment plan	1,419,706	33,561
Share repurchases, net of early repurchase deduction	(7,742,619)	(179,433)
Net increase (decrease)	37,240,316	$870,935
Class S
Issuance of Common Shares in public offering	10,515,826	$246,239
Share transfers between classes	(72,671)	(1,700)
Issuance of Common Shares under distribution reinvestment plan	1,803,828	41,881
Share repurchases, net of early repurchase deduction	(1,648,328)	(38,332)
Net increase (decrease)	10,598,655	$248,088
Class D
Issuance of Common Shares in public offering	76,766	$1,803
Issuance of Common Shares under distribution reinvestment plan	3,510	81
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	76,989	$1,807
Total net increase (decrease)	47,915,960	$1,120,830
The following table summarizes transactions in Common Shares for the nine months ended June 30, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	37,416,704	$881,665
Share transfers between classes	15,393	364
Issuance of Common Shares under distribution reinvestment plan	878,249	20,839
Share repurchases, net of early repurchase deduction	(926,792)	(21,838)
Net increase (decrease)	37,383,554	$881,030
Class S
Issuance of Common Shares in public offering	19,541,548	$460,437
Share transfers between classes	(15,393)	(364)
Issuance of Common Shares under distribution reinvestment plan	1,060,406	24,999
Share repurchases, net of early repurchase deduction	(570,987)	(13,449)
Net increase (decrease)	20,015,574	$471,623
Class D
Issuance of Common Shares in public offering	66,226	$1,561
Issuance of Common Shares under distribution reinvestment plan	1,310	31
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	67,536	$1,592
Total net increase (decrease)	57,466,664	$1,354,245

Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares for the nine months ended June 30, 2025 and 2024. As of June 30, 2025, we have not issued any Class T shares.

	Class I Shares	Class S Shares	Class D Shares
October 31, 2024	$23.55	$23.55	$23.55
November 30, 2024	$23.56	$23.56	$23.56
December 31, 2024	$23.52	$23.52	$23.52
January 31, 2025	$23.49	$23.49	$23.49
February 28, 2025	$23.41	$23.41	$23.41
March 31, 2025	$23.28	$23.28	$23.28
April 30, 2025	$23.12	$23.12	$23.12
May 31, 2025	$23.16	$23.16	$23.16
June 30, 2025	$23.14	$23.14	$23.14

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61
April 30, 2024	$23.59	$23.59	$23.59
May 31, 2024	$23.59	$23.59	$23.59
June 30, 2024	$23.53	$23.53	$23.53

Distributions
The Board authorizes and declares monthly distribution amounts per outstanding Common Share. The following table presents distributions that were declared during the nine months ended June 30, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.2000	20,068
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.2000	21,111
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.2000	22,009
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.2000	24,397
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.2000	26,500
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.2000	26,775
				$1.8000	$197,850

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1833	9,026
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1834	9,278
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1834	9,543
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.1835	9,817
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.1836	10,006
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.1836	10,233
				$1.6507	$83,766

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1951	22
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1951	24
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1951	31
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.1952	31
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.1952	31
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.1952	31
				$1.7562	$229

The following table presents distributions that were declared during the nine months ended June 30, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.2000	14,936
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.2000	15,451
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.2000	16,361
				$1.8000	$118,282

				Class S
Distribution	Date Declared	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1833	6,730
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1833	7,188
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1833	7,551
				$1.6498	$53,349

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1851	5
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1951	10
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1951	10
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1951	11
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1951	12
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1951	14
				$1.7559	$71
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
Share Repurchase Program
At the discretion of our Board, during the quarter ended September 30, 2022 we commenced a share repurchase program pursuant to which we intend to offer to repurchase up to 5% of our Common Shares outstanding (by number of shares or aggregate NAV) as of the close of the previous calendar quarter; provided that the we reserve the right in our sole discretion to purchase additional outstanding Shares representing up to 2.0% of our outstanding Shares each quarter without amending or extending the repurchase offer as permitted by Rule 13e-4(f)(1) of the Exchange Act. Our Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of us and shareholders, and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to us and shareholders.
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
During the nine months ended June 30, 2025, we repurchased pursuant to such tender offers an aggregate of 7,742,619 Class I shares, 1,648,328 Class S shares and 3,287 Class D shares. The following table presents the share repurchases completed during the nine months ended June 30, 2025:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2024	889,569	0.66%	$23.52	$20,910
March 31, 2025	941,577	0.65%	$23.28	$21,923
June 30, 2025	7,563,088	4.66%	$23.14	$175,010
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.

During the nine months ended June 30, 2024, we repurchased pursuant to such tender offers an aggregate of 926,792 Class I shares and 570,987 Class S shares. The following table presents the share repurchases completed during the nine months ended June 30, 2024:

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

Leverage
To seek to enhance our returns, we use and expect to continue to use leverage as market conditions permit and at the discretion of the Adviser. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On December 17, 2021, our sole shareholder approved the adoption of the 150% asset coverage requirement pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage is expected to be applied on a position-by-position basis, meaning little-to-no leverage may be applied to certain investments, while others may have more leverage applied. Any such leverage would also be expected to increase the total capital available for investment by the Company. We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. As of June 30, 2025, we had $2,409.4 million in senior securities and our asset coverage ratio was 275.22%.
ING Credit Agreement

On March 25, 2022, we entered into a senior secured revolving credit agreement (as amended and/or restated from time to time, the “ING Credit Agreement”) among us, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of June 30, 2025, the size of the ING Credit Agreement facility is $1,235 million (the “Maximum Commitment”), and the ING Credit Agreement facility has a four year availability period (the “Availability Period”) through April 11, 2029 during which loans may be made and a stated maturity date of April 11, 2030 (the “Maturity Date”). Following the Availability Period, we will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of us and of the current and certain future subsidiaries of us and guaranteed by such subsidiaries.

See Note 6. Borrowings for additional information on the ING Credit Agreement.
As of June 30, 2025, we were in compliance with all financial covenants under the ING Credit Agreement.
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

Below is a summary of our credit facilities as of June 30, 2025 and September 30, 2024:

	June 30, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$630.0	$605.0	$9.0	4/11/2029	4/11/2030
JPM SPV Facility	500.0	375.0	125.0	4.4	5/29/2027	5/29/2029
SMBC SPV Facility	150.0	75.5	74.5	1.3	9/29/2026	9/29/2028
CIBC SPV Facility	350.0	245.0	105.0	0.4	11/21/2025	11/21/2025
DBNY SPV Facility	300.0	180.0	120.0	2.5	2/15/2027	2/15/2029
MS SPV Facility	200.0	133.4	66.6	1.8	2/23/2027	2/23/2029
Total	$2,735.0	$1,638.9	$1,096.1	$19.4

	September 30, 2024
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,185.0	$415.0	$770.0	$6.8	6/28/2027	6/28/2028
JPM SPV Facility	500.0	230.0	270.0	5.2	5/29/2027	5/29/2029
SMBC SPV Facility	150.0	100.0	50.0	1.6	9/29/2026	9/29/2028
CIBC SPV Facility	350.0	225.0	125.0	1.3	11/21/2025	11/21/2025
DBNY SPV Facility	300.0	100.0	200.0	3.0	2/15/2027	2/15/2029
MS SPV Facility	200.0	25.0	175.0	2.2	2/23/2027	2/23/2029
Total	$2,685.0	$1,095.0	$1,590.0	$20.1

Below is a summary of our unsecured notes as of June 30, 2025 and September 30, 2024:

	June 30, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Unsecured Notes	$350.0	$(3.1)	$(1.2)	$9.0	$354.7	$377.1	11/14/2028
2029 Unsecured Notes	400.0	(4.1)	(1.9)	6.1	400.1	409.1	7/23/2029
Total	$750.0	$(7.2)	$(3.1)	$15.1	$754.8	$786.2

	September 30, 2024
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Unsecured Notes	$350.0	$(3.7)	$(1.5)	$12.4	$357.2	$378.6	11/14/2028
2029 Unsecured Notes	400.0	(4.8)	(2.3)	9.2	402.1	412.0	7/23/2029
Total	$750.0	$(8.5)	$(3.8)	$21.6	$759.3	$790.6

The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Stated interest expense	$35.2	$27.3	$107.6	$62.5
Credit facility fees	2.6	1.8	8.2	4.6
Amortization of debt financing costs	2.2	1.7	6.5	4.1
Effect of interest rate swaps	0.5	0.9	2.6	2.4
Total interest expense	$40.5	$31.7	$124.9	$73.6
Weighted average interest rate (1)	6.915%	8.418%	7.117%	8.341%
Weighted average outstanding balance	$2,042.4	$1,366.9	$2,027.2	$1,035.1
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

Recent Developments
Share Issuances

On July 1, 2025, we issued and sold pursuant to our continuous public offering 5,979,739 Class I shares for proceeds of $138.4 million, 810,134 Class S shares for proceeds of $18.7 million and 4,051 Class D shares for proceeds of $0.1 million.
Distributions

On July 24, 2025, our Board of Trustees declared a regular distribution on our outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.2000	$—	$0.2000
Class S shares	$0.2000	$0.0164	$0.1836
Class D shares	$0.2000	$0.0048	$0.1952

The distribution was payable to shareholders of record as of July 29, 2025 and will be paid on August 27, 2025. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.

Amendments to Credit Agreements

On July 3, 2025, we entered into Amendment No. 3 (the “JPM Amendment”) to the JPM Loan and Security Agreement. Among other things, the JPM Amendment:

•increased the commitment under the JPM Loan and Security Agreement from $500 million to $700 million;
•reduced the interest rate margin on SOFR loans from 2.50% to (i) 1.50% if the borrowings are used to purchase broadly syndicated loans and other liquid debt securities (as defined in the JPM Loan and Security Agreement) or (ii) 1.90% on all other borrowings;
•extended the reinvestment period from May 29, 2027 to July 3, 2029; and
•extended the final maturity date from May 29, 2029 to July 3, 2030.

On July 3, 2025, we also entered into First Amendment to Loan and Servicing Agreement (the “MS Amendment”) to the MS Loan and Servicing Agreement. Among other things, the MS Amendment:

•increased the commitment under the MS Loan and Servicing Agreement from $200 million to $400 million;
•adds an “accordion” feature that allows the borrower, subject to certain conditions, to propose one or more increases in the maximum commitment up to an amount not to exceed $600 million;
•reduced the interest rate margin on SOFR loans during the reinvestment period from 2.35% to (i) 1.60% if the borrowings are used to purchase broadly syndicated loans or (ii) 1.85% on all other borrowings;
•extended the reinvestment period from February 23, 2027 to July 3, 2028; and
•extended the final maturity date from February 23, 2029 to July 3, 2029.

On July 3, 2025, we repaid all outstanding borrowings under the CIBC Loan and Servicing Agreement, following which the CIBC Loan and Servicing Agreement was terminated. Obligations under the CIBC Loan and Servicing Agreement would have otherwise matured on November 21, 2025.

On July 25, 2025, we entered into an Omnibus Amendment to Transaction Documents and Fourth Amendment (collectively, the “DBNY Amendment”) to the DBNY Loan Financing and Servicing Agreement. Among other things, the DBNY Amendment:

•increased the commitment under the DBNY Loan Financing and Servicing Agreement from $300 million to $400 million;
•reduced the interest rate margin on SOFR loans from 2.40% to 1.60%;
•extended the reinvestment period from February 15, 2027 to July 25, 2028;
•extended the final maturity date from February 15, 2029 to July 25, 2029; and

•appointed Computershare Trust Company, N.A. to replace Deutsche Bank National Trust Company as collateral agent and collateral custodian.

2030 Unsecured Notes

On July 15, 2025, we issued $400 million aggregate principal amount of our 6.190% Notes due 2030 (the “2030 Unsecured Notes”) pursuant to the Base Indenture and a third supplemental indenture (the “Third Supplemental Indenture”) to the Base Indenture.

The 2030 Unsecured Notes bear interest at a rate of 6.190% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2026. The 2030 Unsecured Notes are our direct, unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2030 Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The Third Supplemental Indenture contains certain covenants, including a covenant requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC and to provide financial information to the holders of the 2030 Unsecured Notes and the trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Third Supplemental Indenture.

In connection with the 2030 Unsecured Notes, we entered into an interest rate swap to more closely align the interest rate payable on the 2030 Unsecured Notes with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 6.190% and pays a floating interest rate of the three-month SOFR plus 2.49255% on a notional amount of $400 million.

Amendment and Restatement of Amended and Restated Declaration of Trust

On August 11, 2025, we amended and restated our Amended and Restated Declaration of Trust in order to (1) revise the definition of “Liquidity Event” to include the receipt by shareholders of listed equity securities, not unlisted equity securities, and (2) clarify that we may not purchase or lease assets in which a Trustee, the Adviser or any of its affiliates have an interest unless, among other things, the transaction was fully disclosed to shareholders in a prospectus or in a periodic report and occurred at our formation.

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
As of June 30, 2025, 93.3% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2024, 92.0% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2025 and September 30, 2024 was as follows:

	June 30, 2025		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$1,485,884	25.16%	$1,213,996	29.01%
>0% and <1%	2,856,947	48.39	1,605,162	38.36
1%	1,306,971	22.14	1,065,864	25.47
>1%	254,486	4.31	299,686	7.16
Total	$5,904,288	100.00%	$4,184,708	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$149,331	$(59,723)	$89,608
200	119,465	(47,778)	71,687
150	89,599	(35,834)	53,765
100	59,732	(23,889)	35,843
50	29,866	(11,945)	17,921

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(29,391)	$11,945	$(17,446)
100	(58,493)	23,889	(34,604)
150	(87,058)	35,834	(51,224)
200	(115,162)	47,778	(67,384)
250	(141,839)	59,723	(82,116)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2025 and September 30, 2024:

	June 30, 2025			September 30, 2024
($ in thousands)	Debt Investments		Borrowings	Debt Investments		Borrowings
Prime rate		$7,727	$—		$4,826	$—
CORRA
30 day		$21,164	—		—	—
EURIBOR
30 day		€62,099	—		€—	—
90 day	211,759		—		182,623	—
180 day	90,395		—		34,034	—
NIBOR
90 day	kr	68,811	—	kr	69,157	—
SOFR
30 day		$1,824,721	705,500		$1,333,464	515,000
90 day (a)	2,998,208		1,683,400		2,284,431	1,330,000
180 day	396,459		—		213,125	—
SONIA		£221,377	—		£116,493	—
TONA		¥2,262,960	—		—	—
Fixed rate		$432,048	—		$366,758	—
_____________________
(a) Borrowings include the 2028 Unsecured Notes and 2029 Unsecured Notes, which effectively pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	Fourth Amended and Restated Declaration of Trust of the Registrant.
3.2*	Amended and Restated Bylaws of Registrant.
10.1	Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of April 11, 2025, by and among the Registrant, as borrower, OSCF Blocker Holdings, Inc., as subsidiary guarantor, the lenders party thereto and ING Capital LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01471), filed on April 16, 2025).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: August 12, 2025