Form 10-K
period 2025-09-30
Oaktree Strategic Credit Fund
filed 2025-12-18
CIK 1872371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 17, 2025*
Class I shares of beneficial interest, $0.01 par value	148,708,880
Class S shares of beneficial interest, $0.01 par value	58,689,088
Class D shares of beneficial interest, $0.01 par value	407,124
Class T shares of beneficial interest, $0.01 par value	138,636
* Common shares outstanding exclude December 1, 2025 subscriptions because the issuance price is not yet finalized as of the date hereof.

As of September 30, 2025, there was no established public market for the registrant’s common shares of beneficial interest.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

PART I

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
We are a Delaware statutory trust formed on November 24, 2021 and are externally managed by Oaktree Fund Advisors, LLC (the “Adviser” and including its affiliates, individually, or collectively, as the context requires, “Oaktree”) pursuant to an investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), between us and the Adviser.
Our investment objective is to generate stable current income and long-term capital appreciation. We seek to meet our investment objective by primarily investing in private debt opportunities.
We have the authority to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share (“Common Shares”). We are offering on a best efforts, continuous basis up to $5.0 billion aggregate offering price of Common Shares (the “Maximum Offering Amount”) pursuant to an offering registered under the Securities Act of 1933, as amended (the “Securities Act”). We are authorized to offer to sell any combination of four classes of Common Shares: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.

We accepted purchase orders and held investors’ funds in an interest-bearing escrow account until we received purchase orders for Common Shares of at least $100.0 million, excluding subscriptions by Oaktree Fund GP I, L.P. in respect of the Class I shares purchased by Oaktree Fund GP I, L.P. prior to March 31, 2022. As of June 1, 2022, we had satisfied the minimum offering requirement and our Board of trustees (the “Board of Trustees” or the “Board”) authorized the release of proceeds from escrow. As of September 30, 2025, the Company has issued and sold 147,143,217 Class I shares for an aggregate purchase price of $3,460.1 million of which $100.0 million was purchased by an affiliate of the Adviser, 55,729,694 Class S shares for an aggregate purchase price of $1,309.9 million, 170,612 Class D shares for an aggregate purchase price of $4.0 million, and 52,731 Class T shares for an aggregate purchase price of $1.2 million.
As of September 30, 2025, the fair value of our investment portfolio was $6,899.0 million and was comprised of investments in 158 portfolio companies. At fair value, 93.3% of our portfolio consisted of senior secured debt investments as of September 30, 2025. The weighted average annual yield of our debt investments at fair value as of September 30, 2025 was approximately 9.5%. The weighted average annual yield of our total portfolio at fair value as of September 30, 2025 was approximately 9.5%
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. We are subject to an asset coverage requirement of 150%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of Common Shares and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2025, we had senior securities outstanding of $2,499.4 million and an asset coverage ratio of 281.92%.

Our Adviser
Our investment activities are managed by our Adviser. Subject to the overall supervision of our Board of Trustees, our Adviser manages our day-to-day operations and provides investment advisory services to us pursuant to the Investment Advisory Agreement.
Our Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission (the "SEC") as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is an affiliate of Oaktree Capital Management, L.P. ("OCM"), a leader among global investment managers specializing in alternative investments. Formed in April 1995 and headquartered in Los Angeles, California, Oaktree’s senior executives and investment professionals have focused on less efficient markets and alternative investments for the past 39 years. Oaktree’s origins in private credit began in the mezzanine financing space providing junior capital primarily to private equity-owned companies beginning in 2001. Oaktree has developed over 200 sponsor relationships since then, and over 81% of sponsor backed deals have been done with sponsors with whom Oaktree has previously transacted. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in real estate, opportunistic credit, corporate debt (including mezzanine finance, high yield debt and senior loans), control investing, convertible securities, listed equities and multi-strategy solutions.
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
Oaktree believes that its defining characteristic is adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an extremely talented group of investment professionals (the “Investment Professionals”), as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2025, our Adviser and its affiliates had more than 1,400 professionals in 26 cities and 18 countries, including a deep and broad credit platform drawing from more than 375 highly experienced investment professionals with significant origination, structuring and underwriting expertise. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of approximately 40 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Co-Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates.
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
Our Adviser and its affiliates provide discretionary investment management services to other managed accounts and investment funds (the "Other Oaktree Funds"), which may have investment objectives and strategies that overlap with ours and, accordingly, may invest in asset classes similar to those targeted by us. The activities of such managed accounts and investment funds may raise actual or potential conflicts of interest. See “Allocation of Investment Opportunities” below and “Item 1A. Risk Factors - Risks Related to the Adviser and its Affiliates; Conflicts of Interest – There may be conflicts of interest related to obligations that the Adviser’s senior management and investment team have to Other Oaktree Funds.”
Oaktree’s Ownership

Oaktree’s asset management business is indirectly controlled by Oaktree Capital Holdings, LLC (“OCH”) (which changed its name on March 15, 2024 from Atlas OCM Holdings, LLC). As of September 30, 2025, approximately 74% of the Oaktree business is indirectly owned by Brookfield Corporation and Brookfield Asset Management Ltd. (collectively “Brookfield”) and the remaining approximately 26% is owned by current and former Oaktree executives and employees (including certain related persons and trusts/investment entities). Brookfield’s ownership interest in our business is held through Brookfield Oaktree Holdings, LLC (“BOH”), OCH and related entities. The current and former Oaktree executives and employees (including certain related persons and trusts/investment entities) hold their interests through Oaktree Capital Group Holdings, L.P. (“OCGH”), Oaktree Equity Plan, L.P. and Oaktree Equity Plan II, L.P.

Brookfield Transactions

On March 13, 2019, Brookfield Asset Management Inc. (“Brookfield Inc.”) and OCGH announced that they had entered into an agreement pursuant to which Brookfield Inc. would acquire a majority interest in Oaktree’s business. The transaction closed on September 30, 2019. Upon the closing of the transaction, Brookfield Inc. acquired approximately 61.2% of the Oaktree business and OCG’s Class A common units ceased to be publicly traded. In addition to acquiring all outstanding Class A common units held by the public, Brookfield Inc. purchased all remaining equity interests held by the outside institutional investors who had acquired equity in 2004 and 2007 and a portion of the non-public equity interests held by current and former Oaktree executives and employees. Both Brookfield Inc. and Oaktree continue to operate their respective businesses independently, partnering to leverage their strengths, with each remaining under its prior brand and led by its prior management and investment teams. In connection with the 2019 transaction, Brookfield Inc. agreed to purchase the remainder of Oaktree’s business over a number of years from the current and former Oaktree executives and employees who own those equity interests. Such sales have occurred annually since 2020, with Brookfield Inc. acquiring an incremental 13.0% interest in Oaktree’s business.

As part of the 2019 transaction, after an initial period of up to seven years from the date of the transaction closing, Brookfield would have had the right to appoint a majority of Oaktree’s board of directors and assume control of Oaktree’s business if it chose to do so. On October 13, 2025, Oaktree and Brookfield announced that they have agreed on a proposed transaction whereby Brookfield will acquire the approximately 26% interest in Oaktree that it does not already own such that, upon completion of the proposed transaction, Brookfield will own 100% of Oaktree. The transaction is expected to close in the first quarter of 2026. Following the closing of such transaction, Brookfield will have the right to appoint a majority of Oaktree’s board of directors and assume control of Oaktree’s business if it chooses to do so.
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
Business Strategy
Our investment objective is to generate stable current income and long-term capital appreciation. We seek to meet our investment objective by primarily investing in private debt opportunities and by:

•utilizing the experience and expertise of the management team of the Adviser in areas ranging from performing credit to opportunistic credit, over multiple market cycles, along with the broader resources of Oaktree, in sourcing, evaluating and structuring transactions, and Oaktree’s long-standing relationships with sponsors, management teams, capital raising advisors and issuers, subject to Oaktree’s policies and procedures regarding the management of conflicts of interest;

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
•all or a substantial portion of the equity of one or more special purpose entities formed for the purpose of purchasing the assets of a company directly, including in connection with sales under section 363 of the U.S. Bankruptcy Code; and
•other investment techniques the Adviser believes will help us achieve our investment objective.
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
We expect most of our debt investments will be unrated; however, some of our debt investments may be rated by a nationally recognized statistical rating organization, and, in such case, generally will be rated below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities. In addition, we may invest in CLOs and will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs.

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

•Situational Lending. Certain businesses may present challenges for traditional lenders to understand or value, thus presenting attractive lending opportunities for us. Prospective borrowers with little-to-no revenue or EBITDA may be unable to secure financing from traditional lenders. In these instances, a debt-to-EBITDA approach may not be appropriate, instead requiring a value-oriented approach that involves targeting low loan-to-value ratios and negotiating bespoke covenants, contingencies and terms that help mitigate business-specific risks. Examples of these opportunities may include life sciences companies that have revenue-generating drugs and hard assets, but reinvest that capital into research and development for promising new products.

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

•Secondary Private Loans and Loan Portfolios. With increasing frequency, some lenders and leverage providers are offering to sell individual loans or portfolios of loans. Several drivers may force these sellers to offload portfolios, such as performance concerns, near-term liquidity needs, leverage pressures or regulatory capital requirements. With our anticipated capital levels and the Adviser’s firsthand experience in workouts and restructurings, we may be able to purchase loans at attractive levels, often well below their assessed values. Examples of these opportunities may come from banks seeking to reduce geographic or sector concentration or BDCs seeking to resolve leverage issues driven by troubled performance.

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
The Board of Trustees
Overall responsibility for our oversight rests with the Board of Trustees. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser manages us on a day-to-day basis. The Board of Trustees is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the Investment Company Act, our governing documents and applicable provisions of state and other laws. The Adviser will keep the Board of Trustees well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board of Trustees with additional information as the Board of Trustees may, from time to time, request. The Board of Trustees is currently composed of 5 members, 4 of whom are Trustees who are not “interested persons” of us or the Adviser as defined in the Investment Company Act.
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
Monitor
Risk management is the Adviser’s utmost priority. In managing our portfolio and mitigating its downside, the Adviser seeks to actively monitor each portfolio company and make hold and exit decisions when credit events occur, the Company’s collateral becomes overvalued or opportunities with more attractive risk-reward profiles are identified. Investment analysts are assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly meet with company management, and, if applicable, sponsors. Based on their monitoring, the Investment Professionals seek to determine the optimal exit timing and strategy while maximizing the Company’s return on investment, typically when prices or yields reach target valuations. In circumstances where a particular investment is underperforming, the Adviser seeks to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management team to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that the Adviser’s experience with restructurings and our access to the Adviser’s knowledge, expertise and contacts in the opportunistic credit area help the Company preserve the value of its investments.
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
Investment Advisory Agreement
Our Adviser provides management services to us pursuant to the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, our Adviser is responsible for managing the investment and reinvestment of our assets, subject to the supervision of the Board of Trustees.
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
Management Fee
The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means our total assets determined on a consolidated basis in accordance with GAAP. The Adviser waived its management fee through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for its continuous offering of Common Shares. For the fiscal year ended September 30, 2025, base management fees were $49.4 million, none of which was waived.
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

Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash, and excludes the incentive fee and any distribution and/or shareholder servicing fees payable by the Class T Shares, Class S Shares and Class D Shares. As a result, for any calendar quarter, the incentive fee attributable to Pre-Incentive Fee Net Investment Income that is paid to the Adviser may be calculated on the basis of an amount that is greater than the amount of net investment income actually received by us for such calendar quarter. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income.

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

The Adviser waived the incentive fee based on income through November 2022, the first six months following June 1, 2022, the date on which we broke escrow for our continuous public offering. For the fiscal year ended September 30, 2025, the
Investment Income Incentive Fee was $48.2 million, none of which was waived.
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
Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The payment obligation with respect to incentive fees based on realized capital gains will be allocated in the same manner across the Class T shares, Class S shares, Class D shares and Class I shares. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof. For the fiscal year ended September 30, 2025, we did not incur any Capital Gains Incentive Fees.

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
All personnel of the Adviser, when and to the extent engaged in providing investment advisory services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by us. We bear all other costs and expenses of our organization, operations, administration and transactions, including (without limitation) fees and expenses relating to: (a) all costs, fees, expenses and liabilities incurred in connection with our formation and organization and the offering and sale of the Common Shares, including expenses of registering or qualifying securities held by us for sale and blue sky filing fees, costs associated with technology integration between our systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating intermediaries and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fee; (b) diligence and monitoring of our financial, regulatory and legal affairs, and, if necessary, enforcing rights in respect of investments (to the extent an investment opportunity is being considered for us and any other funds or accounts managed by the Adviser or its affiliates, the Adviser’s out-of-pocket expenses related to the due diligence for such investment will be shared with such other funds and accounts pro rata based on the anticipated allocation of such investment opportunity between us and the other funds and accounts); (c) the cost of calculating our NAV (including third-party valuation firms); (d) the cost of effecting sales and repurchases of our Common Shares and other securities; (e) Management and Incentive Fees payable pursuant to the Investment Advisory Agreement; (f) fees and expenses payable under any distribution manager and selected intermediary agreements, if any; (g) costs and expenses of any sub-administration agreements entered into by the Administrator; (h) fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms); (i) retainer, finder’s, placement, adviser, consultant, custodian, sub-custodian, depository (including a depositary appointed pursuant to directive 2011/61/EU of the European Parliament and of the Council dated June 8, 2011 on Alternative Investment Fund Managers, together with Commission Delegated Regulation (EU) No 231/2013 supplementing Directive 2011/61/EU, as well as any similar or supplementary law, rule or regulation including any equivalent or similar law, rule or regulation implemented in the United Kingdom as a result of its withdrawal from the European Union, or subordinate legislation thereto, as implemented in any relevant jurisdiction (together, the “AIFM Directive”) or pursuant to any national private placement regime in any jurisdiction, a Swiss representative and paying agent appointed pursuant to the Swiss representative and paying agent appointed pursuant to the Swiss Collective Investment Schemes Act (as defined below) and the implementation thereof), transfer agent, trustee, disbursal, brokerage, registration, legal and other similar fees, commissions and expenses attributable to making or holding investments; (j) the reporting, filing and other compliance requirements (including expenses associated with the initial registrations, filings and compliance) contemplated by the AIFM Directive or any national private placement regime in any jurisdiction (including any reporting required in connection with Annex IV of the AIFM Directive); (k) fees and expenses associated with marketing efforts (including travel and attendance at investment conferences and similar events); (l) allocable out-of-pocket costs incurred in providing managerial assistance to those portfolio companies that request it; (m) fees, interest and other costs payable on or in connection with any indebtedness; (n) federal and state registration fees and other governmental charges; (o) any exchange listing fees; (p) federal, state and local taxes; (q) independent Trustee’s fees and expenses; (r) brokerage commissions; (s) costs of proxy statements, shareholders’ reports and notices and any other regulatory reporting expenses; (t) costs of preparing government filings, including periodic and current reports with the SEC; (u) fidelity bond, liability insurance and other insurance premiums; (v) printing, mailing, independent accountants and outside legal costs; (w) costs of winding up and liquidation; (x) litigation, indemnification and other extraordinary or non-recurring expenses; (y) dues, fees and charges of any trade association of which we are a member; (z) research and software expenses, quotation equipment and services and other expenses incurred in connection with data services, including subscription costs, providing real-time price feeds, real-time news feeds, securities and company information, and company fundamental data attributable to such investments; (aa) costs and expenses relating to investor reporting and communications; (bb) costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority ("FINRA"), CFTC and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the Investment Company Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing; (cc) all other out-of-pocket expenses, fees and liabilities that are incurred by us or by the Adviser on our behalf or that arise out of our operation and activities, including expenses related to organizing and maintaining persons through or in which investments may be made and the allocable portion of any Adviser costs, including personnel, incurred in connection therewith; (dd) accounting expenses, including expenses associated with the preparation of our financial statements and tax information reporting returns and the filing of various tax withholding forms and treaty forms by us; (ee) the allocable portion of the compensation of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs; and (ff) all other expenses incurred by the Administrator, any affiliate of the Administrator or us in connection with administering our business, including payments under the Administration Agreement to the Administrator or any such affiliate in an amount equal to our allocable portion of overhead and other expenses incurred by the Administrator or such affiliate in performing its obligations and services under the Administration Agreement, such as rent and our allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator or such affiliate for us. We bear our allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business and affairs and to acting on our behalf).
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
Expense Support and Conditional Reimbursement Agreement
Effective as of February 3, 2022, we have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of us. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by us will be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
Our obligation to make a Reimbursement Payment will automatically become a liability of us on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

For the fiscal year ended September 30, 2025, the Adviser did not make any Expense Payments. For the fiscal year ended September 30, 2025, we did not make any reimbursement payments to the Adviser.

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

Distribution and Servicing Plan
The Board of Trustees approved a distribution and servicing plan. Subject to FINRA and other limitations on underwriting compensation, we pay the Distribution Manager a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class T shares and Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly in arrears. Class I shares are not subject to a shareholder servicing and/or distribution fee.
The Distribution Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and waives shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.
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

Share Repurchase Program

At the discretion of the Board of Trustees, we have implemented a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter; provided that we reserve the right in our sole discretion to purchase additional outstanding Common Shares representing up to 2.0% of the outstanding Common Shares each quarter without amending or extending the repurchase offer as permitted by Rule 13e-4(f)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Board of Trustees may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct repurchase offers under the share repurchase program in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers at the expiration of the tender offer using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”), except that shares that have a prospective repurchase date that is within the one-year period following the original issue date of the shares will be repurchased at 98% of such NAV, reflecting an early repurchase deduction of 2% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the applicable Valuation Date, which subscription closing date we deem the prospective repurchase date for the applicable offer. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.
Allocation of Investment Opportunities

General

Oaktree, including the Adviser, provides investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that Oaktree may establish.

Oaktree will share any investment and sale opportunities with Other Oaktree Funds and us in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size and the amount of capital available for such investment in the respective funds. Subject to the Advisers Act and as further set forth in this Form 10-K, certain Other Oaktree Funds may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Oaktree Funds’ respective governing agreements.

In addition, as a BDC regulated under the Investment Company Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit our ability to make investments or enter into other transactions alongside Other Oaktree Funds.

Exemptive Relief

On November 14, 2025, OCM received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with

OCM and Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions thereof (the "Exemptive Relief"). Oaktree operates under a new form of Exemptive Relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser consider the interests of us in allocations and which minimizes certain board approval requirements from the prior form of relief. Under the Exemptive Relief, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating Other Oaktree Fund. The requirements of the Exemptive Relief (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other Business Development Companies and interval funds managed by Oaktree, potentially will impact the investment allocations among other participating accounts (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Exemptive Relief or the rules and other guidance promulgated by the SEC and its Staff under the Investment Company Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

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

Non-Exchange Traded, Perpetual-Life BDC

We are non-exchange traded, meaning our shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our declaration of trust or otherwise to effect a liquidity event at any time. A liquidity event includes, but is not limited to, the receipt by shareholders of non-listed equity securities.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described in this Form 10-K under Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio are provided by Investment Professionals employed by the Adviser or its affiliates. The Investment Professionals focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. We bear our allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We reimburse the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator (or its affiliates) to such individuals (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs).
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

Affiliated Transactions

We may be prohibited under the Investment Company Act from conducting certain transactions with our affiliates without the prior approval of our trustees who are not interested persons and, in some cases, the prior approval of the SEC. The Adviser has received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, as well as certain Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with the applicable regulatory requirements and other pertinent factors, and pursuant to the conditions of the SEC order.
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

Proxy Voting Records

Shareholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Oaktree Strategic Credit Fund, c/o Oaktree Capital Management, L.P., 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

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

Our website is https://osc.brookfieldoaktree.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also use our website to make available certain additional information on us and our portfolio.

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

Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our outstanding voting securities as required by the Investment Company Act, we may elect to withdraw our status as a BDC. If we decide to withdraw such election, or if we otherwise fail to qualify, or maintain our qualification as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions, significantly decrease our operating flexibility and could significantly increase our cost of doing business. In addition, any such failure could cause an event of default under future outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

Certain investments we make may result in reporting and compliance obligations under the applicable regulations of the various jurisdictions in which we make investments. In addition, certain investments we make may subject us and certain of our portfolio companies to a varied and complex body of energy and environmental regulations that both public officials and private individuals may seek to enforce. The costs of compliance will be borne by us. In addition, our investments are or may become subject to regulation by various agencies within or outside the United States. New and existing regulations, changing regulatory schemes and the burdens of regulatory compliance all may have a material negative impact on our performance. Oaktree cannot predict whether new legislation or regulation will be enacted by legislative bodies or governmental agencies, nor can it predict what effect such legislation or regulation might have. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact on our investment performance.

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

We generally are not able to issue or sell Common Shares at a price below the then-current NAV per Common Share, which may be a disadvantage as compared with other public companies or private investment funds. If we raise additional funds by issuing more Common Shares or issuing senior securities convertible into, or exchangeable for, Common Shares, the percentage ownership of then-existing shareholders may decline at that time and such shareholders may experience dilution with respect to their percentage ownership. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on terms favorable to us or at all.

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

We are not registered with the CFTC as a commodity pool operator but may be required to do so in the future.

To the extent we acquire instruments which are commodity interests, we, the Adviser or another entity involved with the Adviser could be required to register with the CFTC as a commodity pool operator in connection with our acquisition of such commodity interests. We anticipate entering into commodity interest transactions, if at all, to a very limited extent solely for hedging purposes or otherwise within the limitations of the applicable CFTC regulations. Accordingly, the Adviser intends to operate us in a manner that will permit the Adviser to rely on an exemption or exclusion from the registration requirements applicable to commodity pool operators and will not be required to deliver a CFTC compliant disclosure document to prospective investors, nor will it be required to provide shareholders with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules that are generally applicable to registered commodity pool operators.

It is possible that, in connection any future strategic transaction or transactions we may enter into, the Adviser may not be able to operate us in a manner that will permit the Adviser to rely on an exemption or exclusion from the registration requirements applicable to commodity pool operators. Under these circumstances, the Adviser would be required to comply with disclosure, reporting, recordkeeping and other regulatory requirements applicable to registered commodity pool operators under the U.S. Commodity Exchange Act and the CFTC rules.

Existing and future financial reform legislation applicable to alternative asset managers and financial institutions more generally could have a material adverse impact on our business and results of operations.

Legal, tax and regulatory changes could occur that may adversely affect us at any time. The legal, tax and regulatory environment for funds that invest in alternative investments is evolving, and changes in the regulation and market perception of such funds, including changes to existing laws and regulations and interpretations thereof and increased criticism of the private equity and alternative asset industry by some politicians, regulators and market commentators, may adversely affect our ability to pursue our investment strategy, our ability to obtain leverage and financing and the value of investments we hold. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative investment fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions (including the European Union (“EU”)). It is impossible to predict what, if any, changes may be instituted with respect to the regulations applicable to us, the Adviser, Oaktree, their respective affiliates, the markets in which we and they trade and invest, the shareholders or the counterparties with which we and they do business, or what effect such legislation or regulations might have. There can be no assurance that we, the Adviser, Oaktree or our or their respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict our ability to implement our investment strategy could have a material adverse impact on our portfolio. To the extent that we or our investments are or may become subject to regulation by various agencies in the United States, Europe (including the U.K.) or other countries, the costs of compliance will be borne by us.

Furthermore, the securities, swaps and futures markets are subject to comprehensive statutes, regulations and margin requirements. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The SEC adopted Rule 18f-4 under the Investment Company Act, which governs our use of derivatives. The SEC, the CFTC, other regulators and self-regulatory organizations (“SROs”) and exchanges are authorized to take extraordinary actions in the event of market emergencies, and retain the right to suspend or limit trading in securities, which could expose us to losses. The effect of any future regulatory change on us could be substantial and adverse.

Finally, the SEC and other various U.S. federal, state and local agencies may conduct examinations and inquiries into, and bring enforcement and other proceedings against, us, the Adviser, Oaktree or their respective affiliates. We, the Adviser, Oaktree or their respective affiliates may receive requests for information or subpoenas from the SEC and other state, federal and non-U.S. regulators (as well as from SROs and exchanges) from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including specific practices of the Adviser, Oaktree, the securities in which Oaktree invests on behalf of its clients or industry-wide practices. The costs of any such increased reporting, registration and compliance requirements may be borne by us and may furthermore place us at a competitive disadvantage to the extent that Oaktree or portfolio companies are required to disclose sensitive business information.

General economic conditions in the Eurozone could adversely affect our ability to make investment in Europe and the performance of any existing investments in Europe.

There are significant and persistent concerns regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the Euro and the suitability of the Euro to function as a single currency given the diverse economic and political circumstances in individual Eurozone countries. The risks and prevalent concerns about a credit crisis in Europe could have a detrimental impact on global economic recovery, as well as on sovereign and non-sovereign debt in the Eurozone countries. There can be no assurance that the market disruptions in Europe will not spread to other countries, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize affected countries and markets in Europe or elsewhere. These and other concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro entirely. Should the Euro dissolve entirely, the legal and contractual consequences with respect to us, our investments in Europe and the shareholders could be determined by laws in effect at such time. These potential developments could negatively impact our ability to make investments in Europe, the value of our investments in Europe and the general availability and cost of financing permitted investments.

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

Recent technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”), as well as the rapid growth and widespread use thereof, pose risks to us, Oaktree and our portfolio investments. Machine Learning Technology has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could render Oaktree’s underwriting models obsolete or create new and unpredictable operational, legal and/or regulatory risks. Oaktree expects to utilize Machine Learning Technology (including Machine Learning Technology developed by Oaktree) in connection with its business activities, including investment and reporting activities. The costs of Machine Learning Technology, including service provider costs and Oaktree’s costs of developing its own Machine Learning Technology, will generally be borne by us.

Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information (including material non-public information)—either by third parties in contravention of non-disclosure agreements, or by Oaktree personnel or the aforementioned Oaktree advisors and affiliates in contravention of Oaktree’s policies, contractual or other obligations or restrictions to which any of the foregoing or any of their affiliates or representatives are subject, or otherwise in violation of applicable laws or regulations relating to treatment of confidential and/or personally identifiable information (including material non-public information)— into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users.

Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error— potentially materially so— and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. Even where Machine Learning Technology is utilizing accurate data, it could, nonetheless, output results that contain, in whole or in part, inaccurate information, which may be difficult or impossible to identify, and it may be difficult or impossible to modify such Machine Learning Technology to eliminate these occurrences. Additionally, the ongoing development, maintenance and operation of Machine Learning Technology is expensive and complex and may involve unforeseen difficulties, including material performance problems and undetected defects or errors. To the extent that we, Oaktree or our portfolio investments are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on us, Oaktree or our portfolio investments. Conversely, to the extent competitors of Oaktree and its portfolio companies utilize Machine Learning Technology more extensively than Oaktree and its portfolio companies, there is a possibility that such competitors will gain a competitive advantage.

In addition, many jurisdictions have passed or are considering laws and regulations concerning Machine Learning Technology, the impact of which is unknown. Any of the foregoing factors could have a material and adverse effect on us, Oaktree and/or our portfolio companies. Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

We may be held jointly and severally liable for any fine imposed on a portfolio company under EU competition laws.

Under EU competition law, the parent company of a group or holding companies that hold one or more portfolio companies may be held jointly and severally liable for the anticompetitive conduct of another entity where they formed part of a single economic unit during the period of the infringement. For that to be the case, such parent or holding company must have exercised decisive influence over the conduct of its subsidiary on the market at the time. Such parental liability may be imputed to Oaktree, the Adviser or us with respect to an investment in a portfolio company. In a recent decision, the European Commission imposed a fine jointly and severally on a private equity owner for an antitrust infringement by its former portfolio company. If a current or former portfolio company of ours were to be investigated and ultimately fined by the European Commission for breach of EU competition law, Oaktree, the Adviser or the Company could be held jointly and severally liable in whole or part for any fine that was imposed, which may have a material adverse effect on us. Similar competition law considerations and risks may also apply in respect of other jurisdictions (including, for example, the UK).

MiFID II obligations could have an adverse effect on the ability of Oaktree and its MiFID-authorized EEA affiliates to obtain and research in connection with the provision of an investment service.

The Recast European Union Directive on Markets in Financial Instruments (“MiFID II”) came into effect on January 3, 2018 and imposes regulatory obligations in respect of providing financial services in the so-called European Economic Area (the “EEA”) and UK by EEA and UK banks and EEA and UK investment firms providing regulated services (each an “Investment Firm”). Oaktree is a non-EEA and non-UK investment manager but can be indirectly affected by MiFID II. MiFID II will, among others, restrict Investment Firms’ ability to obtain research in connection with the provision of an investment service. For example, Investment Firms providing portfolio management or independent investment advice may purchase investment research only at their own expense or out of specifically dedicated research payment accounts agreed upon with their clients. Research will also have to be unbundled and paid separately from the trading commission. EEA broker-dealers will unbundle research costs and invoice them to Investment Firms separated from dealing commissions.

It is expected that MiFID II will have significant and wide-ranging impacts on the EU and UK financial services sector including asset managers, distributors and the EU and UK securities and derivatives markets, including (i) enhanced investor protection standards, for example, extending product disclosure requirements originally aimed at protecting retail clients only under MiFID II to professional clients and introducing new product governance requirements impacting the design and distribution of financial instruments, (ii) enhanced corporate governance standards, (iii) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (iv) enhanced regulation of algorithmic trading, (v) the movement of trading in certain shares and derivatives onto regulated execution venues, (vi) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vii) restrictions on the use of so-called dark pool trading, (viii) the creation of a new type of trading venue called the “Organised Trading Facility” for non-equity financial instruments, (ix) commodity derivative position limits and reporting requirements, (x) an enhanced role for

ESMA in supervising EU securities and derivatives markets and (xi) new requirements regarding non-EU investment firms’ access to EU financial markets. Implementation of these measures may have direct and indirect impacts on Oaktree and its affiliates. The extent to which MiFID II will have an indirect impact on markets and market participants outside the EU is unclear and yet to fully play out in practice. It will likely impact pricing, liquidity and transparency in most asset classes and certainly impact the research market. Accordingly, it is also difficult to predict the full impact of MiFID II on us, which may include an increase in the ongoing costs borne, directly or indirectly, by us. As a result, MiFID II may adversely affect the returns that investors might otherwise have received from us.

We are subject to risks associated with sustainability matters.

Oaktree has established a sustainability Policy, which the Adviser intends to apply to our investments as applicable, consistent with and subject to applicable fiduciary duties and any legal, regulatory or contractual requirements. Depending on the investment, sustainability factors could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material sustainability factors is subjective by nature, Oaktree may be subject to competing demands from different investors and other stakeholder groups with divergent views on sustainability matters, including the role of sustainability factors in the investment process, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party advisor will reflect the views, internal policies or preferred practices of any particular investor or other asset managers or reflect market trends. Although Oaktree views the consideration of sustainability to be an opportunity to potentially enhance or protect the performance of its investments over the long-term, Oaktree cannot guarantee that its sustainability program, which depends in part on qualitative judgments, will positively impact the performance of any individual investment or us as a whole. Similarly, to the extent the Adviser or a third-party sustainability advisor engages with portfolio investments on sustainability-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts on the part of the Adviser or a third-party advisor will depend on the Adviser’s or any relevant third-party advisor’s ability to engage with the relevant investment and skill in properly identifying and analyzing material environment, social and corporate governance ("ESG") and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.

The materiality of ESG factors on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment strategy. ESG factors and sustainability, issues, and considerations do not apply in every instance or with respect to each investment held, or proposed to be made, by us, and will vary greatly based on numerous criteria, including, but not limited to, location, industry, investment strategy, and issuer-specific and investment-specific characteristics. In evaluating a prospective investment, the Adviser often depends upon information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the Adviser to incorrectly identify, prioritize, assess or analyze the entity’s sustainability practices and/or related risks and opportunities. The Adviser does not intend to independently verify certain of the sustainability information reported by our investments, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. Any sustainability reporting will be provided in the Adviser’s sole discretion.

In addition, Oaktree’s Sustainability Policy and associated procedures and practices are expected to change over time. Oaktree is permitted to determine in its discretion that it is not feasible or practical to implement or complete certain of its sustainability initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Adviser to adhere to all elements of our investment strategy, including with respect to its sustainability program, whether with respect to one or more individual investments or to our portfolio generally. Sustainability-related statements, initiatives and goals as described in this annual report on Form 10-K with respect to our investment strategy, portfolio, and investments are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved other than as set out in any applicable regulatory disclosures, including those made pursuant to the Sustainable Finance Disclosure Regulation (“SFDR”).

Further, sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies and tracking tools being implemented by asset managers, and Oaktree’s adoption of and adherence to such principles, frameworks, methodologies and tools may vary over time. For example, Oaktree’s Sustainability Policy does not represent a universally recognized standard for assessing sustainability considerations. Any sustainability-related initiatives to which Oaktree is or becomes a signatory, member, or supporter may not align with the approach used by other asset managers (or preferred by prospective investors) or with future market trends. There is no guarantee that Oaktree will remain a signatory, supporter or member of or continue to report at the intended cadence or at all under or in alignment with such initiatives or other similar industry frameworks.

Moreover, in recent years anti-ESG sentiment has gained momentum across the U.S., with several states, the executive branch, federal agencies and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives, issued related legal opinions and pursued related investigations and litigations. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address sustainability matters, climate change or climate-related risk. Further, some conservative groups and federal and state officials have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision and in January 2025, the Trump Administration signed a number of Executive Orders focused on diversity, equity, and inclusion (“DEI”), which caution the private sector to end “illegal DEI discrimination and preferences” and are being implemented in a wide range of federal policies, regulations, and other initiatives. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in Oaktree facing additional compliance obligations, becoming the subject of investigations litigation, or enforcement actions, or sustaining reputational harm, or require certain investors to divest or discourage certain investors from investing in us.

Regulators in jurisdictions, including in the U.S., UK and EU, have shown interest in improving transparency around the role of sustainability in asset managers’ investment processes in order to allow investors to better understand, scrutinize and validate sustainability-related and other claims. For example, the SEC sometimes reviews compliance with sustainability commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing sustainability policies and procedures to meet sustainability commitments to investors. Compliance with regulations concerning asset managers’ sustainability and sustainability disclosures, including those set forth below, results in management burdens and costs because of, for example, the need to obtain advice from third-party advisors; implement specific governance, risk management systems, and internal controls; and collect information from and about investments. Further, changes to existing regulations, enactment of new regulations, and changes to enforcement patterns could subject Oaktree or us to additional compliance burdens, costs, and/or enforcement risks, or impact our ability to deliver on our investment strategy. Oaktree cannot guarantee that its current approach to sustainability (including the Sustainability Policy) will meet future regulatory requirements.

We, Oaktree and/or our portfolio companies may be subject to disclosure laws and regulations related to a range of sustainability matters, including greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters, or Sustainability Disclosure Laws. For example, in the fall of 2023, California passed the Climate Corporate Data Accountability Act (SB-253) and Climate-Related Financial Risk Act (SB-261), which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act (AB-1305), which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. In Europe, the Corporate Sustainability Reporting Directive (EU) 2022/2464 of the European Parliament and of the Council of 14 December 2022 amending Regulation (EU) No 537/2014, Directive 2004/109/EC, Directive 2006/43/EC and Directive 2013/34/EU introduces wide-ranging and detailed obligations for European and non-European undertakings to make disclosures in accordance with the European Sustainability Reporting Standards on impacts, risks and opportunities on a “double materiality” basis. In addition to assessing the financial materiality of a sustainability matter, sustainability matters that pertain to the undertaking’s actual or potential, positive or negative impacts on people or the environment over the short-, medium-, or long-term must be disclosed. Impacts may include those connected with the entity’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws (in many cases based on the recommendations of the Task Force on Climate-related Financial Disclosures or the standards published by the International Sustainability Standards Board), as well as laws requiring reporting of information on other sustainability topics, such as human capital. Compliance with Sustainability Disclosure Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage.

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

There are a number of different principles, frameworks, and/or methodologies for integrating sustainability-related incentives, mandates, and/or reporting requirements into financing arrangements. Any principles, frameworks, and/or methodologies which we anticipate referencing and/or utilizing may not align with other asset managers and/or those preferred by prospective investors. In addition, unless otherwise stated in our regulatory disclosures, no assurance is given that any of our financing arrangements will align with particular market frameworks, including the International Capital Market Association’s Green Bond, Social Bond or Sustainability Linked Bond Principles, or the Green Loan, Social Loan, and/or Sustainability-Linked Loan Principles published by the Loan Market Association, Loan Syndications and Trading Association, and the Asia Pacific Loan Market Association, or the Principles. Furthermore, to the extent any of such financing arrangement is considered to be aligned with any relevant Principles at origination by us, there is no guarantee that such financing will maintain alignment with the Principles over the relevant term. Any declassification and/or deviation with the applicable Principles may expose us and/or Oaktree to certain investigations, claims, and/or allegations, which may lead to increased costs and/or result in adverse consequences for certain investors with sustainability-aligned portfolio mandates.

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

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit Oaktree, the Investment Professionals and us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We, Oaktree and the Investment Professionals may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where Oaktree or its portfolio companies do business have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

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

Certain federal and local banking and other regulatory bodies or agencies inside or outside the United States may require us and/or the Adviser to obtain licenses or similar authorizations to engage in various types of lending activities, including investment in senior loans. Such licenses or authorizations may take a significant amount of time to obtain, and may require the disclosure of confidential information regarding us, a shareholder or their respective affiliates, including financial information and/or information regarding officers and directors of such investor, and we may or may not be willing or able to comply with these requirements. In addition, there can be no assurance that any such licenses or authorizations would be granted or, if so, would not impose restrictions on us. Alternatively, the Adviser may be able to structure our potential investments in a manner which would not require such licenses and authorizations, but which would be inefficient or otherwise disadvantageous for us and/or the borrower. The inability of us or the Adviser to obtain such licenses or authorizations, or the structuring of an investment in an inefficient or otherwise disadvantageous manner, could adversely affect the Adviser’s ability to implement our strategy and our results.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are deemed a large accelerated filer.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objective.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our current public offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our Common Shares to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to us, such as listed entities, exist and may have lower expenses, less complexity and/or lower investment risk than us. Certain investments in listed entities may involve lower or no commissions at the time of initial purchase. Under Regulation Best Interest, broker-dealers participating in our current public offering must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in our continuous public offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

Risks Related to Our Investments

Investments in privately owned small- and medium-sized companies pose a number of significant risks.

We invest primarily in privately owned medium-sized companies and may also invest in privately owned small companies. Investments in these types of companies pose a number of significant risks. For example, such companies: (a) have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress; (b) may have limited financial resources and may be unable to meet their obligations under the debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment; (c) may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns; (d) are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us; (e) may have less predictable operating results, may from time to time be parties to litigation, may be engaged in volatile businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and (f) are not subject to the Exchange Act and other regulations that govern public companies, and, therefore, provide little information to the public. In addition, we, the Adviser, its and our affiliates and trustees, executive management team and members, and the Investment Professionals may, in the ordinary course of business, be named as defendants in litigation arising from our investments in such portfolio companies.

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

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. Many of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro

Interbank Offered Rate, the federal funds rate, prime rate or any other offered rate benchmark or index. An increase in interest rates will make it more difficult for our portfolio companies to service their debt obligations (including under the debt investments that we will hold) and increases the likelihood of defaults, even if our investment income increases in the short term . Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest which could have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, if interest rates were to increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return will have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.

Conversely, if interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Investment Professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

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

Insolvency, closure, receivership or other financial distress or difficulty and related events experienced by certain U.S. and non-U.S. banks (each, a “Distress Event”), have caused uncertainty and fear of instability in the global financial system generally. In addition, eroding market sentiment and speculation of potential future Distress Events have caused other financial institutions—in particular smaller and/or regional banks—to experience volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions, potentially triggering the occurrence of additional Distress Events. Notwithstanding intervention by certain U.S. and non-U.S. governmental agencies to protect the uninsured depositors of banks that have recently experienced Distress Events, there is no guarantee that depositors (which depositors could include us and/or our portfolio companies) that have assets in excess of the amount insured by governmental agencies on deposit with a financial institution that experiences a Distress Event will be made whole or, even if made whole, that such deposits will become available for withdrawal or other usage on a timely basis.

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

Uncertainty caused by recent bank failures—and general concern regarding the financial health and outlook for other Financial Institutions—could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us, our portfolio companies or our respective financial performance.

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

We are subject to risks associated with international conflicts.

Wars and other international conflicts, such as the Israeli-Palestinian conflict and the ongoing military conflict between Russia and Ukraine, have caused disruption to global financial systems, trade and transport, among other things. In response, multiple other countries have put in place sanctions and other severe restrictions or prohibitions on certain of the countries involved, as well as related individuals and businesses. However, the ultimate impact of these conflicts and their effect on global economic and commercial activity and conditions, and on our operations, financial condition and performance or any particular industry, business or investee country and the duration and severity of those effects, is impossible to predict.

These conflicts may have a significant adverse impact and result in significant losses to use. This impact may include reductions in revenue and growth, unexpected operational losses and liabilities and reductions in the availability of capital. It may also limit our ability to source, due diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to our investment strategy, all of which could adversely affect our ability to fulfill our investment objectives.

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

Our use of derivatives will largely be limited to hedging certain foreign currency and interest rate exposures in order to manage risk and return trade-offs, and we may also engage in other hedging strategies. While these transactions may reduce certain risks, the transactions themselves entail certain other risks, including counterparty credit risk. Hedging against a decline in the value of a portfolio position does not eliminate fluctuations in the values of portfolio positions or prevent losses if the values of those positions decline, but instead establishes other positions designed to gain from those same developments, thus offsetting the decline in the portfolio positions value. These types of hedging transactions also limit the opportunity for gain if the value of the portfolio position increases. Moreover, it may not be possible to hedge against currency exchange rate, interest rate or public security price fluctuations at a price sufficient to provide protection from the decline in the value of the portfolio position.

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

We may provide bridge financing to a portfolio company in order to facilitate an investment we organize. Such bridge financings would typically be convertible into more permanent, long-term positions. We will bear the risk of any changes in capital markets, which may adversely affect the ability to refinance any bridge investments. For reasons not always in our or the Adviser’s control, such refinancings may not occur and such bridge financings may remain outstanding. In such event, the failure to refinance could lead to increased risk and cost to us.

Securities purchased or sold on a when-issued, “when, as and if issued,” delayed delivery or forward commitment basis could increase the volatility of our NAV.

Securities purchased or sold by the Company on a when-issued, “when, as and if issued,” delayed delivery or forward commitment basis are subject to market fluctuation, and no interest or dividends accrue to the purchaser prior to the settlement date. At the time of delivery of the securities, the value may be more or less than the purchase or sale price. In the case of “when, as and if issued” securities, the Company could lose an investment opportunity if the securities are not issued. An increase in the percentage of our assets committed to the purchase of securities on a when issued, “when, as and if issued,” delayed delivery or forward commitment basis may increase the volatility of our NAV. Certain of such transactions are likely to be subject to new mandatory margin rules issued by FINRA. FINRA’s changes to Rule 4210, which are not yet effective, may increase the cost to us of engaging in such transactions.

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

We may invest in companies that become involved in (or the target of) acquisition attempts or tender offers or in companies involved in or undergoing spin-offs or reorganizations, or that become the subject of work-outs, liquidations or bankruptcies or other catalytic changes or similar transactions. In any investment opportunity involving any such type of special situation, there exists the risk that the contemplated transaction either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to us of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not in fact occur, we may be required to sell its investment at a loss. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies in which we may be invested, there is a potential risk of loss of our entire investment in such companies.

We invest in lower-rated loans and debt instruments, which are subject to greater risk of loss of principal and interest than higher-rated loans and debt instruments.

Because we invest in loans and other debt instruments that are rated below investment grade by the various credit rating agencies, or trade at a yield similar to non-investment grade debt (and in comparable non-rated loans), the Adviser must take into account the special nature of such loans and debt instruments and certain special considerations in assessing the risks associated with such investments. Loans and debt instruments rated in the lower rating categories are subject to greater risk of loss of principal and interest than higher-rated loans and debt instruments and are generally considered to be predominantly speculative with respect to the borrower’s capacity to pay interest and repay principal. They are also considered to be subject to greater risk than investment grade rated debt instruments in the case of deterioration of general economic conditions. Because investors perceive that there are greater risks associated with such loans and debt instruments, the yields and prices of such loans and debt instruments may be more volatile than those for higher-rated loans and debt instruments. The market for lower-

rated loans and debt instruments is thinner, often less liquid and less active than that for higher-rated loans and debt instruments, which can adversely affect the prices at which such loans and debt instruments can be sold and may even make it impractical to sell such loans or debt instruments. It should be recognized that an economic downturn is likely to have a negative effect on the debt market and on the value of the loans and debt instruments held by us as well as on the ability of the borrowers of such debt, especially highly leveraged borrowers, to service principal and interest payment obligations to meet their projected business goals or to obtain additional financing. If a borrower of a loan owned by us defaults on such loan, we may incur additional expenses to seek recovery, and the possibility of any recovery may be subject to the expense and uncertainty of insolvency proceedings.

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

Our investments will typically permit the borrowers to voluntarily prepay directly originated senior secured loans and other debt investments at any time, either with no or a nominal prepayment premium. Borrowers may elect to repay the principal on an obligation earlier than expected. This may happen, including when there is a decline in interest rates, or when an issuer’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. Assuming an improvement in a borrower’s or the credit market conditions, early repayments of the debt held by us could increase. Generally, our investments are not expected to include a significant premium payable upon the repayment of such senior debt.

We may engage in short sale transactions.

We may engage in short sale transactions for hedging purposes. Short sales can, in certain circumstances, substantially increase the impact of adverse price movements on our portfolio. A short sale of a security involves the risk of a theoretically unlimited loss from a theoretically unlimited increase in the market price of the security that could result in an inability to cover the short position. In addition, there can be no assurance that securities necessary to cover a short position will be available for purchase. Short sales may be executed in many ways, including without limitation through derivative instruments, repurchase/reverse repurchase agreements and securities lending arrangements.

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

Both we and our portfolio companies may be leveraged.

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

Furthermore, we engage in investment activities that involve the use of leverage. The cumulative effect of the use of leverage by us in a market that moves adversely to our investments could result in a loss to us that would be greater than if leverage had not been used, including loss of the entire investment and also the possibility of loss exceeding the original amount of a particular investment. To the extent that we engage in any leveraging, we will be subject to the risks normally associated with debt financing, including those relating to the ability to refinance and the insufficiency of cash flow to meet principal and interest payments, which could significantly reduce or even eliminate the value of our investment. Leveraging the capital structure will mean that third parties, such as banks, may be entitled to the cash flow generated by such investments prior to us receiving a return. Also, if one of our assets is mortgaged or otherwise used as collateral to secure repayment of indebtedness and such payments are not made, the asset could be foreclosed upon by the lender or otherwise transferred to the lender.

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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders and/or issuing unsecured notes, which will increase the risks of investing in our Common Shares, including the likelihood of default.

We borrow under the (i) senior secured revolving credit agreement, dated as of March 25, 2022, among us, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent, as amended by that certain subsequent incremental commitment and assumption agreement, dated as of October 6, 2022 and amendment no. 1, dated as of June 28, 2023 (as amended and/or restated from time to time, the “ING Credit Agreement”), (ii) loan and security agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, a wholly owned subsidiary of us, as borrower, us, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (as amended and/or restated from time to time, the “JPM Loan and Security Agreement”), (iii) loan financing and servicing agreement, dated as of February 15, 2024, among OSCF Lending IV SPV, LLC, a wholly owned subsidiary of us, as borrower, us, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Computershare Trust Company, N.A., as collateral agent and collateral custodian (as amended and/or restated from time to time, the “DBNY Loan Financing and Servicing Agreement”), (iv) loan and servicing agreement dated, as of February 23, 2024, among OSCF Lending II SPV, LLC, a wholly owned subsidiary of us, as borrower, we, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc., as the administrative agent (as amended and/or restated from time to time, the “MS Loan and Servicing Agreement”), (v) $350 million aggregate principal amount of our 8.400% Notes due 2028, issued on November 14, 2023 (the “2028 Notes”), (vi) $400 million aggregate principal amount of our 6.500% Notes due 2029, issued on July 23, 2024 (the “2029 Notes”) and (vii) $400 million aggregate principal amount of our 6.190% Notes due 2030, issued on July 15, 2025 (the “2030 Notes” and together with the 2028 Notes and the 2029 Notes, the “Notes”), and may issue debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make Common Share distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2025, we had $1,349.4 million of outstanding indebtedness under our credit facilities and $1,150.0 million of outstanding Notes. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2025 was 6.6% (exclusive of deferred financing costs and inclusive of the impact of an interest rate swap designated as a hedging instrument). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2025 total assets of at least 2.33%. If we are unable to meet the financial obligations under our current or future credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our shareholders.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common shareholder	-19.13%	-11.37%	-3.61%	4.15%	11.90%

For purposes of this table, we have assumed $7,046.4 million in total assets (less all liabilities and indebtedness not represented by senior securities), $2,499.4 million in debt outstanding, $4,541.8 million in net assets as of September 30, 2025, and a weighted average interest rate of 6.6% as of September 30, 2025 (exclusive of deferred financing costs and inclusive of the impact of interest rate swaps designated as hedging instruments). Actual interest payments may be different.

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

We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Entry into any such reverse repurchase agreements would be subject to the Investment Company Act limitations on leverage. In connection with entry into a reverse repurchase agreement, we would effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement would make a loan to us in an amount equal to a percentage of the fair value of the collateral pledged. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and then receive back our collateral. While used as collateral, the assets continue to pay principal and interest, which are for our benefit.

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

We are not generally able to issue and sell Common Shares at a price below the then-current NAV per Common Share. We may, however, sell Common Shares, or warrants, options or rights to acquire Common Shares, at a price below the then-current NAV per Common Share if the Board of Trustees determines that such sale is in our best interests and the shareholders, and the shareholders approve such sale. If we raise additional funds by issuing more Common Shares, including in connection with senior securities convertible into, or exchangeable for, Common Shares, then the percentage ownership of shareholders at that time will decrease, and holders of Common Shares might experience dilution with respect to their percentage ownership.

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

Our investment activities subject us to the risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control of, or significant influence in, a company’s direction. In addition, in the course of providing managerial assistance to certain portfolio companies, certain of our or the Adviser’s officers and directors may serve as directors on the boards of such companies. In connection therewith, we will be required to indemnify the Adviser and its affiliates, and each of their respective members, officers, directors, employees, shareholders, partners, managers, and certain other persons who serve at the request of the Adviser or its affiliates on our behalf for liabilities incurred in connection with our affairs. Such liabilities may be material and have an adverse effect on the returns to the shareholders. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent certain conduct by the Adviser, be payable from our assets. The Adviser may, but will not be required to, purchase insurance for us, the Adviser and their affiliates, employees, agents and representatives. Additionally, the Investment Advisory Agreement, to the extent permitted by law, will limit the circumstances under which the Adviser can be held liable to us and our shareholders. As a result, our shareholders may have a more limited right of action in certain cases than they would in the absence of this provision.

We may be subject to potential allegations of lender liability.

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of our investments, we could be subject to potential allegations of lender liability. In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (a) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of our and our affiliates’ investments, we could be subject to claims from creditors of an obligor that our investments issued by such obligor should be equitably subordinated. A significant number of our investments will involve investments in which we will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting our investments could arise without our direct involvement.

If we purchase loans of an affiliate in the secondary market at a discount, (a) a court might require us to disgorge profit we realize if the opportunity to purchase such securities at a discount should have been made available to the issuer of such securities or (b) we might be prevented from enforcing such securities at their full face value if the issuer of such securities becomes bankrupt.

The exercise of control of, or significant influence over, a portfolio company may impose additional risks of liability.

In certain circumstances, including if we invest in a different part of the capital structure as Other Oaktree Funds, our holdings may be aggregated with those of such Other Oaktree Funds, which collectively may be deemed to give these funds and accounts controlling interests in or the ability to significantly influence a portfolio company. The exercise of control of, or significant influence over, a portfolio company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. In addition, a greater level of involvement by Oaktree in a portfolio company may subject us to a greater risk of litigation by third parties. If these liabilities were to arise, we might suffer a significant loss. We will be required to indemnify the Adviser and others in connection with such litigation, as well as other matters arising as a result of the management of the Company, subject to certain conditions.

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

We may be subject to risks associated with our investments in unitranche loans.

Unitranche loans, which are a combination of senior secured and junior secured debt in the same facility, typically provide a borrower with all of its capital (except for common equity). While the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches, the rate is often with higher than those associated with traditional first lien loans. Because unitranche loans combine characteristics of senior and junior financing, unitranche loans have risks similar to the risks associated with senior secured and second lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche loan.

“Last out” portion of unitranche loans have a secondary priority behind super-senior “first out” portion of such loans in the collateral securing the loans in certain circumstances. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans.

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

Our investments may include OID and PIK interest, which typically represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

Failure to Satisfy Certain Tests. The failure by a Securitization Vehicle to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a Securitization Vehicle fails certain tests, holders of senior debt tranches may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting Securitization Vehicle. If any of these events occur, it could materially and adversely affect the return on our investments in such Securitization Vehicles.

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

Reliance on Collateral Managers. Securitization Assets are typically actively managed by a third-party investment manager, and, as a result, the Securitization Assets will be traded, subject to rating agency and other constraints, by such investment manager. With respect to Securitization Vehicles, we expect to rely on Securitization Vehicle collateral managers to administer and review the portfolios of collateral they manage. The actions of the Securitization Vehicle collateral managers may significantly affect the performance of our investments in Securitization Vehicles. The ability of each CLO collateral manager to identify and report on issues affecting its securitization portfolio on a timely basis could also affect our returns, as we may not be provided with information on a timely basis in order to take appropriate measures to manage its risks. We also expect to rely on Securitization Vehicle collateral managers to act in the best interests of the Securitization Vehicle it manages. If any Securitization Vehicle collateral manager were to act in a manner that was not in the best interests of the Securitization Vehicles (i.e., gross negligence, with reckless disregard or in bad faith), this could adversely impact the overall performance of our investments in Securitization Vehicles.

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

Failure of Servicers to Effectively Service Loans. The failure of servicers to effectively service the loans underlying certain of our investments in Securitization Vehicles could materially and adversely affect the Company. Most securitizations of loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. The failure of servicers to effectively service the receivables underlying such assets could negatively impact the value of our investments in Securitization Vehicles and its performance.

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

Risks Related to an Investment in the Company and the Common Shares

An investment in us is not suitable for all investors.

An investment in us is not suitable for all investors. An investment is suitable only for sophisticated investors, and an investor must have the financial ability to understand and willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in an investment in us. Investors should consult their professional advisers to assist them in making their own legal, tax, accounting and financial evaluation of the merits and risks of investment in us in light of their own circumstances and financial condition. An investment in us requires a long-term commitment, and there can be no assurance that our investment objective will be achieved or that there will be any return of capital. Therefore, investors should only invest in us if they can withstand a total loss of their investment.

Our investment portfolio may not be diversified across companies, industries, types of securities or geographic regions.

Except to the extent required as a BDC or RIC (see “Certain BDC Regulatory Considerations” included in Part I, Item 1 in this annual report on Form 10-K), the Adviser is not under any other obligation to diversify our investments, whether by reference to the amount invested or the industries or geographical areas in which portfolio companies operate. The Adviser may allocate capital among investments as it determines in its sole discretion, subject to the goal of maximizing our returns, and shareholders will have no assurances with respect to the diversification or geographic concentration of the investment program. This lack of diversification will expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments, and our investment portfolio may be subject to more rapid changes in value than would be the case if we were required to maintain a wide diversification among companies, industries and types of securities. To the extent we hold investments concentrated in a particular issuer, security, asset class, industry or geographic region, we will be more susceptible than a more widely diversified investment partnership to the negative consequences of a single corporate, economic, political or regulatory event. Unfavorable performance by any number of investments could substantially adversely affect the aggregate returns realized by shareholders.

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

Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including to classify the Board of Trustees, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

The market for our target investments is highly competitive.

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

Before we make an investment, the Adviser conducts such due diligence as it deems reasonable and appropriate based on the facts and circumstances applicable to the investment. Due diligence may entail marketing studies, business plan development, evaluation of important and complex business, financial, tax, accounting, sustainability and legal issues as well as background investigations of individuals. Outside professionals, consultants, legal advisors, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment. The involvement of such third parties may present a number of risks primarily relating to reduced control of the functions that are outsourced and may entail significant third-party expenses, which are generally borne by the Company. In addition, if the Adviser is unable to timely engage third-party providers, its ability to evaluate and acquire more complex assets could be adversely affected. Due diligence investigations with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating the investment opportunity. Moreover, there can be no assurance that attempts to identify risks associated with an investment will achieve their desired effect. Potential investors should regard an investment in the Company as being speculative and having a high degree of risk.

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

Certain of our and the Adviser’s operations may interface with and/or depend on third-party service providers, and we or the Adviser may not be in a position to verify the risks or reliability of such third parties. We may suffer adverse consequences from actions, errors or failure to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. The costs, fees and expenses associated with the provision of such services by third-party service providers are generally borne by us instead of the Adviser, thereby increasing the expenses borne by the shareholders.

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

We may be called upon to provide follow-on funding for our investments or have the opportunity to increase our investment in such investments. There can be no assurance that we will wish to make follow-on investments or that we will have sufficient funds to do so. Any decision not to make follow-on investments or our inability to make them may have a substantial negative impact on an investment in need of such an investment or may diminish our ability to influence such investment’s future development. There can be no assurance that the Adviser will be able to predict accurately how much capital may need to be reserved for participation in follow-on investments. If more capital is reserved than is necessary, then we may receive a lower allocation of other investment opportunities. If less capital is reserved than is necessary, then we may not be able to fully protect or enhance its existing investment. If we do not have sufficient capital to participate in all (or a portion) of a follow-on investment opportunity, an Other Oaktree Fund may participate in such follow-on opportunity in lieu of or alongside us in accordance with the Investment Allocation Considerations described in Part I, Item 1, of this Form 10-K under “Allocation of Investment Opportunities.”

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

We pay, and intend to continue to pay, distributions to shareholders out of assets legally available for distribution. We cannot assure shareholders that we will achieve investment results that will allow us to sustain a specified level of cash distributions or periodic increases in cash distributions. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Trustees and will depend on our earnings, financial condition, maintenance of ability to be subject to tax as a RIC, compliance with applicable BDC regulations and such other factors as the Board of Trustees may deem relevant from time to time. There can be no assurance that we will continue to pay distributions to shareholders.

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

The process of valuing securities for which reliable market quotations are not available is based on inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such securities and may differ from the prices at which such securities may ultimately be sold. Further, third-party pricing information may at times not be available regarding certain of our securities, derivatives and other assets. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our or the Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include OID or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. Due to these uncertainties, fair value determinations may cause the NAV on a given date to materially understate or overstate the value that we ultimately realize upon the sale of one or more investments.

A disruption in the secondary markets for our investments may limit the ability of the Adviser to obtain accurate market quotations for purposes of valuing our investments and calculating our NAV. In addition, material events occurring after the close of a principal market upon which a portion of our securities or other assets are traded may require the Adviser to make a determination of the effect of a material event on the value of the securities or other assets traded on the market for purposes of determining the fair value of our investments on a valuation date. If the valuation of our securities in accordance with the Adviser’s valuation policy should prove to be incorrect, the fair value of our investments could be adversely affected. Absent bad faith or manifest error, valuation determinations in accordance with the Adviser’s valuation policy will be conclusive and binding. Furthermore, these values will be used to determine our NAV. To the extent these investments are undervalued or overvalued, the Common Shares of existing shareholders or newly admitted shareholders could be adversely affected.

Risks Related to Our Notes

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2025, we had $370.0 million of outstanding borrowings under the ING Credit Agreement, all of which is secured.

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

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims are effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2025, our subsidiaries had $979.4 million of outstanding borrowings under the credit facilities, all of which are structurally senior to the Notes.

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

In addition, the portion of the incentive fee based on Pre-Incentive Fee Net Investment Income and payable to the Adviser will be computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as OID interest, debt instruments with PIK interest and zero coupon securities and obligations. As a result, for any calendar quarter, the incentive fee attributable to Pre-Incentive Fee Net Investment Income that is paid to the Adviser may be calculated on the basis of an amount that is greater than the amount of net investment income actually received by the Company for such calendar quarter. This fee structure may be considered to involve a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Adviser may have an incentive for us to invest in deferred interest securities or obligations in circumstances where it would not have done so but for the opportunity to continue to earn the Investment Income incentive fee even when the issuers of the deferred interest securities or obligations would not be able to make actual cash payments on such securities and obligations. Moreover, certain of the types of investments within our investment objective, such as PIK “toggle” debt, may result in a PIK election, which may have the simultaneous effect of increasing the assets under management, thereby increasing the management fee and increasing investment income, thus increasing the incentive fee.

This risk could be increased because the Adviser is not obligated to reimburse us for any distributions of incentive fees previously received even if we subsequently incur losses or never receive, in cash, the deferred income that was previously accrued. Thus, while the shareholders will share in both the risks and rewards of investing in such instruments, the Adviser will not share in such risks.

In the event that losses are allocated to us for a given annual period, the Adviser is not required to reduce the incentive fee credited for prior annual periods. Shareholders should also be aware that a rise in the general level of interest rates can generally be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for the hurdle rate to be met or exceeded and may result in a substantial increase of the amount of incentive fee payable to the Adviser with respect to the Investment Income incentive fee without a corresponding increase in performance relative to the market as a whole.

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

Actual and potential conflicts between the Adviser and its affiliates, on one hand, and us and our portfolio companies, on the other hand, are expected to occur. Oaktree manages the Other Oaktree Funds, which present the possibility of overlapping investments, and thus may raise actual, or potential conflicts of interest. In particular, on the risk/reward spectrum, we sit between Oaktree’s High Yield Bond and Senior Loan and the Distressed Debt Strategies. Many of the investments targeted by us may be appropriate for these Other Oaktree Funds but for the expected yield at the time of investment, so in retrospect or at different points in the market cycle, investments that were made by us may seem more appropriate for an Other Oaktree Fund, and vice versa. Shareholders will have no ability to challenge such allocation so long as it was made in good faith in accordance with the procedures discussed in Part 1, Item 1 of this Form 10-K under “Allocation of Investment Opportunities”. Such procedures give Oaktree broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, economic and liquidity provisions may differ significantly between us and the Other Oaktree Funds, creating an economic incentive for Oaktree to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.

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

In addition, we may make investments in different parts of the capital structure of companies in which Other Oaktree Funds already hold an investment. Generally speaking, the Adviser expects that we will make such investments only when, at the time of investment, the Adviser believes that (a) such investment is in our best interests and (b)(i) the possibility of actual adversity between us, on the one hand, and the Other Oaktree Fund, on the other, is remote, (ii) either the potential investment by us or the investment of such Other Oaktree Fund is not large enough to control any actions taken by the collective holders of securities of such company or asset or (iii) in light of the particular circumstances, Oaktree determines in its discretion and in good faith that such investment is appropriate for us, notwithstanding the potential for conflict. If any conflict were to arise, however, the Adviser will be permitted to take certain actions that, in the absence of such conflict, it would not take, such as causing us to remain passive, investing in the same class of securities to align interests, divesting investments or taking other actions to reduce adversity, which may have the effect of benefiting certain Other Oaktree Funds, and not us. Given that we generally intend to invest higher in the capital structure, it is likely we will remain passive in the event of a conflict, meaning that we must rely on other investors holding the same types of securities or obligations to advocate on behalf of our class. The Adviser will have no obligation to advise these other holders of any potential claims they may have of which The Adviser may be aware or to consider their interests when advocating on behalf of the Other Oaktree Funds that hold investments in lower parts of the capital structure.

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

Oaktree has long-term relationships with a significant number of companies and their respective senior management. Oaktree also has relationships with numerous investors, including institutional investors and their senior management. The existence and development of these relationships may influence whether or not the Adviser undertakes a particular investment on our behalf and, if so, the form and level of such investment. Similarly, the Adviser may take the existence and development of such relationships into consideration in its management of us and our investments. Without limiting the generality of the foregoing, there may, for example, be certain strategies involving the management or realization of particular investments that the Adviser will not employ on our behalf in light of these relationships.

Other services provided by broker-dealers and financing sources to Oaktree may influence the Adviser’s selection of these service providers on behalf of us.

Conflicts of interest may exist with respect to the Adviser’s selection of brokers, dealers and transaction agents and counterparties (collectively, “Broker-Dealers”) and financing sources for the execution of transactions by us. When engaging the services of Broker-Dealers and financing sources, the Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular Broker-Dealer, as well as other factors that the Adviser deems appropriate to consider under the circumstances. Broker-Dealers and financing sources may provide other services that are beneficial to the Adviser, Oaktree and their affiliates but that are not necessarily beneficial to the Company, including capital introductions, other marketing assistance, client and personnel referrals, consulting services and research-related services. These other services and items may influence the Adviser’s selection of Broker-Dealers and financing sources.

Oaktree currently manages and will continue to raise additional investment vehicles that may have a substantially similar investment focus as us.

Within Oaktree’s Direct Lending strategy, Oaktree currently manages and will continue to raise additional separately managed accounts, private commingled funds and private or public BDCs. Each of these BDCs, funds and accounts may have a substantially similar investment focus as the Company, although some may invest a larger percentage, as compared to the Company, of its total assets or total capital commitments, whichever is greater, in any one issuer or consolidated issuer group, some may not originate loans to U.S. borrowers, and some will not invest in any investment that is categorized as a Level III asset under GAAP at the time of acquisition. Oaktree has formed Oaktree Lending Partners (Unlevered), SCSp, Oaktree Lending Partners (Unlevered), L.P. and Oaktree Lending Partners, L.P. which co-invest with us and may form one or more additional parallel funds and/or separate accounts that will co-invest with us. In addition, Oaktree may also form parallel funds alongside any of such funds and accounts and may raise other funds and accounts within the Direct Lending strategy in the future. All of such funds and accounts, whether now existing or subsequently created, are referred to herein collectively as the “Related Direct Lending Funds.”

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

On November 14, 2025, OCM received the Exemptive Relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions thereof. Oaktree operates under a new form of Exemptive Relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser consider the interests of us in allocations and which minimizes certain board approval requirements from the prior form of relief. Under the Exemptive Relief, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating Other Oaktree Fund. The requirements of the Exemptive Relief (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other BDCs and interval funds managed by Oaktree, potentially will impact the investment allocations among other participating Accounts (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Exemptive Relief or the rules and other guidance promulgated by the SEC and its Staff under the Investment Company Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to the Fund or otherwise impact the process for allocations in transactions in which we participate.

Although the Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, we and the shareholders could be adversely affected to the extent investment opportunities are allocated to other investment vehicles managed or sponsored by, or affiliated with, our executive officers, trustees and members of the Adviser. We might not participate in each individual opportunity but will, on an overall basis, be entitled to participate equitably with other entities managed by the Adviser and its affiliates. The Adviser seeks to treat all clients fairly and equitably over time such that none receives preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.

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

In addition, the activities of portfolio companies of Other Oaktree Funds can have an effect on the existing investments of and/or investment opportunities available to the Company. For example, any such investment could result in antitrust complexities for the Company, or any such investment in a particular industry could limit our ability to pursue other opportunities within the same or related industries. Furthermore, the activities of such portfolio companies of Other Oaktree Funds have the ability to subject us and/or our portfolio companies and/or issuers to laws, rules and/or regulations of U.S., European and/or any other jurisdictions, in each case, that would not otherwise be applicable to us or our portfolio companies or issuers. Compliance with such laws, rules and regulations may place material burdens and/or limitations on, and may give rise to material costs borne by, us and/or our portfolio companies and/or issuers (including payment of back-taxes and penalties and compliance with additional reporting obligations), any or all of which may have a material adverse effect on our activities and operations.

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

Oaktree’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Oaktree’s business and operations, which includes the Adviser, and thereby could impact us. Moreover, a recession, slowdown and/or sustained downturn in the U.S. or global economy (or any particular segment thereof) or weakening of credit markets will adversely affect our profitability, impede the ability of our portfolio companies to perform under or refinance their existing obligations, and impair our ability to effectively exit investments on favorable terms. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses could be exacerbated by the presence of leverage in a particular portfolio company’s capital structure.

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

The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as actual or potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In addition, the fiscal policy of large foreign nations, may have a severe impact on the worldwide and U.S. financial markets. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the global stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while governments worldwide have used stimulus measures recently to reduce volatility in the financial markets, volatility has returned as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Oaktree. Oaktree maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated into Oaktree’s overall risk management processes and focuses on the corporate information technology environment. The audit committee of the board of directors of BOH oversees Oaktree’s cybersecurity program. The cybersecurity team briefs the audit committee of BOH on the effectiveness of Oaktree’s cyber risk management program. The Internal Audit team also shares the results of its annual cybersecurity audits with the audit committee of BOH.

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

The head of Oaktree’s cybersecurity team has substantial information technology and cybersecurity experience, with a career spanning over 25 years in managing global IT operations in a wide range of areas, including cybersecurity, IT governance, controls, compliance, data center operations, network engineering and cloud computing.

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
Holders
As of December 17, 2025, there were 8,448 holders of record of our Class S shares, 66 holders of record of our Class D shares, 3,053 holders of record of our Class I shares and 31 holders of record of our Class T shares.
We determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share of each class of shares is determined by dividing the value of total assets attributable to such class minus liabilities attributable to such class by the total number of Common Shares of such class outstanding at the date as of which the determination is made. The following table presents each month-end NAV per share for Class I, Class S, Class D and Class T shares during the year ended September 30, 2025.

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2024	$23.55	$23.55	$23.55	—
November 30, 2024	$23.56	$23.56	$23.56	—
December 31, 2024	$23.52	$23.52	$23.52	—
January 31, 2025	$23.49	$23.49	$23.49	—
February 28, 2025	$23.41	$23.41	$23.41	—
March 31, 2025	$23.28	$23.28	$23.28	—
April 30, 2025	$23.12	$23.12	$23.12	—
May 31, 2025	$23.16	$23.16	$23.16	—
June 30, 2025	$23.14	$23.14	$23.14	—
July 31, 2025	$23.13	$23.13	$23.13	—
August 31, 2025	$23.10	$23.10	$23.10	—
September 30, 2025	$23.09	$23.09	$23.09	$23.09
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
The following table summarizes our distributions declared and payable for the fiscal year ended September 30, 2025 (dollars in thousands except per share amounts) by share class:

			Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
January 28, 2025	January 29, 2025	February 26, 2025	0.2000	20,068
February 24, 2025	February 26, 2025	March 27, 2025	0.2000	21,111
March 24, 2025	March 27, 2025	April 28, 2025	0.2000	22,009
April 23, 2025	April 28, 2025	May 28, 2025	0.2000	24,397
May 27, 2025	May 28, 2025	June 26, 2025	0.2000	26,500
June 25, 2025	June 26, 2025	July 29, 2025	0.2000	26,775
July 24, 2025	July 29, 2025	August 27, 2025	0.2000	26,667
August 25, 2025	August 28, 2025	September 26, 2025	0.2000	27,867
September 26, 2025	September 29, 2025	October 30, 2025	0.1800	25,447
			$2.3800	$277,831

			Class S
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
January 28, 2025	January 29, 2025	February 26, 2025	0.1833	9,026
February 24, 2025	February 26, 2025	March 27, 2025	0.1834	9,278
March 24, 2025	March 27, 2025	April 28, 2025	0.1834	9,543
April 23, 2025	April 28, 2025	May 28, 2025	0.1835	9,817
May 27, 2025	May 28, 2025	June 26, 2025	0.1836	10,006
June 25, 2025	June 26, 2025	July 29, 2025	0.1836	10,233
July 24, 2025	July 29, 2025	August 27, 2025	0.1836	10,273
August 25, 2025	August 28, 2025	September 26, 2025	0.1836	10,454
September 26, 2025	September 29, 2025	October 30, 2025	0.1636	9,445
			$2.1815	$113,938

			Class D
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
January 28, 2025	January 29, 2025	February 26, 2025	0.1951	22
February 24, 2025	February 26, 2025	March 27, 2025	0.1951	24
March 24, 2025	March 27, 2025	April 28, 2025	0.1951	31
April 23, 2025	April 28, 2025	May 28, 2025	0.1952	31
May 27, 2025	May 28, 2025	June 26, 2025	0.1952	31
June 25, 2025	June 26, 2025	July 29, 2025	0.1952	31
July 24, 2025	July 29, 2025	August 27, 2025	0.1952	32
August 25, 2025	August 28, 2025	September 26, 2025	0.1952	34
September 26, 2025	September 29, 2025	October 30, 2025	0.1752	30
			$2.3218	$325

			Class T
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
September 26, 2025	September 29, 2025	October 30, 2025	$0.1636	$9
			$0.1636	$9
Distribution and Servicing Plan

The Board of Trustees approved a distribution and servicing plan. Subject to FINRA and other limitations on underwriting compensation, we pay the Distribution Manager a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class T shares and Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly in arrears. Class I shares are not subject to a shareholder servicing and/or distribution fee.

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

Share Repurchase Program

At the discretion of the Board of Trustees, commencing during the fiscal quarter ending September 30, 2022, we have implemented a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter; provided that we reserve the right in our sole discretion to purchase additional outstanding Common Shares representing up to 2.0% of the outstanding Common Shares each quarter without amending or extending the repurchase offer as permitted by Rule 13e-4(f)(1) of the Exchange Act. The Board of Trustees may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct repurchase offers under the share repurchase program in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers at the expiration of the tender offer using a purchase price equal to the NAV per share as of the Valuation Date, except that shares that have a prospective repurchase date that is within the one-year period following the original issue date of the shares will be repurchased at 98% of such NAV, reflecting an Early Repurchase Deduction of 2% of such NAV. The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the applicable Valuation Date, which subscription closing date we deem the prospective repurchase date for the applicable offer. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

During the fiscal year ended September 30, 2025, we repurchased pursuant to such tender offers an aggregate of 9,421,114 Class I shares, 2,612,461 Class S shares, 3,287 Class D shares and zero Class T shares. The following table presents the share repurchases completed during the fiscal year ended September 30, 2025:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2024	889,569	0.66%	$23.52	$20,910
March 31, 2025	941,577	0.65%	23.28	21,923
June 30, 2025	7,563,088	4.66%	23.14	175,010
September 30, 2025	2,642,628	1.45%	23.09	61,018
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.
Sale of Unregistered Securities and Use of Proceeds

During the year ended September 30, 2025, we did not sell any unregistered equity securities except those already reported on a current report on Form 8-K.
Item 6. [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K. All dollar amounts in tables are shown in thousands, except per share amounts and as otherwise indicated.
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
•the ability of Oaktree to implement its future plans with respect to our business and to achieve our investment objective;
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
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Business Overview
We are a Delaware statutory trust formed on November 24, 2021 and are structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a BDC under the Investment Company Act. We have elected to be treated, and intend to qualify annually to be treated as a RIC under the Code. Effective as of February 3, 2022, we are externally managed by the Adviser pursuant to the Investment Advisory Agreement. The Adviser is a subsidiary of BOH. In 2019, Brookfield acquired a majority economic interest in BOH. BOH operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
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

We have the authority to issue an unlimited number of Common Shares. We are offering on a best efforts, continuous basis up to the Maximum Offering Amount pursuant to an offering registered with the SEC. We are authorized to offer to sell any combination of four classes of Common Shares: Class T shares, Class S shares, Class D shares and Class I shares with a dollar value up to the Maximum Offering Amount. The share classes have different ongoing distribution and/or shareholder servicing fees.
As of September 30, 2025, we have issued and sold 147,143,217 Class I shares for an aggregate purchase price of $3,460.1 million of which $100.0 million was purchased by an affiliate of the Adviser, 55,729,694 Class S shares for an aggregate purchase price of $1,309.9 million, 170,612 Class D shares for an aggregate purchase price of $4.0 million and 52,731 Class T shares for an aggregate purchase price of $1.2 million.

Business Environment and Developments
Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, tariffs and concern over a potential slowdown in economic activity. As inflation pressures have eased in recent months, the Federal Reserve has relaxed its monetary policies and cut the federal funds rate to support the broader economy. However, various macroeconomic headwinds remain, including current geopolitical conflicts, signs of an economic slowdown outside the United States and threats of tariffs and a trade war. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
Critical Accounting Estimates
Fair Value Measurements

Our Adviser, as the valuation designee of our Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets, including unfunded commitments, on at least a quarterly basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
The fair value of our investments as of September 30, 2025 and September 30, 2024 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
As of September 30, 2025, we held $6,899.0 million of investments at fair value, up from $4,576.2 million held at September 30, 2024, primarily driven by new originations funded primarily by cash proceeds from our continuous offering and an increase in borrowings.
Revenue Recognition
We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments provide for deferred interest payments or PIK interest income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.
Interest Income
Interest income, adjusted for accretion of OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2025, there was one investment on non-accrual status that represented 0.2% and less than 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there was one investment on non-accrual status that represented 0.1% and 0.1% of total debt investments at cost and fair value, respectively.
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

Portfolio Composition
As of September 30, 2025, the fair value of our investment portfolio was $6,899.0 million and was composed of investments in 158 portfolio companies. As of September 30, 2024, the fair value of our investment portfolio was $4,576.2 million and was composed of investments in 180 portfolio companies.
As of September 30, 2025 and September 30, 2024, our investment portfolio consisted of the following:

	September 30, 2025	September 30, 2024
Cost:
Senior Secured Debt	93.45%	89.12%
Subordinated Debt	6.17%	10.33%
Preferred Equity	0.21%	0.27%
Common Equity and Warrants	0.17%	0.28%
Total	100.00%	100.00%

	September 30, 2025	September 30, 2024
Fair Value:
Senior Secured Debt	93.32%	89.02%
Subordinated Debt	6.22%	10.40%
Preferred Equity	0.27%	0.31%
Common Equity and Warrants	0.19%	0.27%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	September 30, 2025	September 30, 2024
Fair Value:
Application Software	15.57%	17.60%
Aerospace & Defense	6.42%	3.68%
Health Care Services	5.90%	4.38%
Pharmaceuticals	4.56%	2.78%
Life Sciences Tools & Services	4.53%	0.98%
Diversified Support Services	3.91%	4.80%
Interactive Media & Services	3.82%	3.73%
Specialized Finance	3.53%	1.28%
Systems Software	3.35%	4.70%
Health Care Equipment	3.25%	0.97%
Packaged Foods & Meats	3.24%	1.76%
Building Products	2.60%	—%
Specialized Consumer Services	2.57%	1.19%
Education Services	2.26%	2.73%
Health Care Supplies	2.23%	1.49%
Diversified Financial Services	2.15%	3.56%
Insurance Brokers	1.92%	2.48%
Health Care Technology	1.78%	2.87%
Construction & Engineering	1.47%	1.55%
Electrical Components & Equipment	1.40%	1.82%
Research & Consulting Services	1.29%	0.83%
Multi-Sector Holdings	1.25%	4.16%
Construction Machinery & Heavy Transportation Equipment	1.24%	1.36%
Drug Retail	1.22%	—%
Environmental & Facilities Services	1.19%	1.70%
Communications Equipment	1.18%	1.93%
Property & Casualty Insurance	1.13%	1.50%
Office Services & Supplies	1.04%	1.83%
Other Specialty Retail	1.03%	1.92%
Cable & Satellite	0.99%	0.46%
Real Estate Services	0.85%	—%
Industrial Machinery & Supplies & Components	0.84%	2.29%
Distributors	0.83%	0.64%
Soft Drinks & Non-alcoholic Beverages	0.82%	—%
Asset Management & Custody Banks	0.79%	1.36%
Air Freight & Logistics	0.75%	—%
Diversified Chemicals	0.73%	0.35%
Financial Exchanges & Data	0.69%	1.04%
Movies & Entertainment	0.67%	0.87%
Alternative Carriers	0.66%	—%
Trading Companies & Distributors	0.56%	1.84%
Paper & Plastic Packaging Products & Materials	0.55%	1.24%
Food Distributors	0.54%	0.52%
Footwear	0.50%	—%
Wireless Telecommunication Services	0.40%	1.57%
Gold	0.32%	0.65%
Hotels, Resorts & Cruise Lines	0.29%	0.45%
Consumer Finance	0.29%	0.30%
Specialty Chemicals	0.25%	—%
Biotechnology	0.18%	0.27%
Metal, Glass & Plastic Containers	0.17%	0.55%
Real Estate Development	0.15%	0.55%
Health Care Distributors	0.15%	0.69%
Data Processing & Outsourced Services	—%	1.25%
Diversified Metals & Mining	—%	0.87%
Commodity Chemicals	—%	0.70%
Electronic Components	—%	0.63%
Health Care Facilities	—%	0.56%
Advertising	—%	0.31%
Passenger Airlines	—%	0.26%
Leisure Facilities	—%	0.20%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	September 30, 2025	September 30, 2024
United States	82.89%	84.59%
United Kingdom	6.01%	6.24%
Sweden	4.54%	1.21%
Germany	2.69%	—%
Netherlands	1.68%	1.17%
Luxembourg	1.38%	1.95%
Canada	0.32%	1.51%
Costa Rica	0.24%	0.29%
Switzerland	0.15%	0.22%
Jamaica	0.07%	—%
Australia	0.03%	0.04%
Cayman Islands	—%	1.35%
India	—%	0.87%
France	—%	0.30%
Chile	—%	0.26%
Total	100.00%	100.00%

See the Schedule of Investments as of September 30, 2025 and September 30, 2024, in our consolidated financial statements in Part II, Item 8, of this annual report on Form 10-K, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of fiscal years ended September 30, 2025 and September 30, 2024
Investment Income
Total investment income for the year ended September 30, 2025 was $620.0 million and consisted of $611.9 million of interest income primarily from portfolio investments (including $9.8 million of PIK interest income), $7.9 million of fee income and $0.2 million of dividend income. Total investment income for the year ended September 30, 2024 was $422.5 million and consisted of $415.0 million of interest income primarily from portfolio investments (including $7.5 million of PIK interest income) and $7.4 million of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio, partially offset by lower reference rates. Based on fair value as of September 30, 2025, the weighted average yield on our debt investments was 9.5%, down from 10.7% as of September 30, 2024. Based on fair value as of September 30, 2025, the weighted average yield on our total portfolio was 9.5%, down from 10.7% as of September 30, 2024.

Expenses
Net expenses for the fiscal year ended September 30, 2025 were $289.7 million, up significantly from $198.2 million for the year ended September 30, 2024. The increase in expenses was primarily due to growth of the Company resulting from continued issuance of shares throughout the fiscal year ended September 30, 2025 and an increase in borrowings under our credit facilities and issuance of unsecured notes. Net expenses consisted of the following:

	For the fiscal year ended September 30, 2025	For the fiscal year ended September 30, 2024	For the fiscal year ended September 30, 2023
Expenses:
Base management fee	$49,375	$31,230	$10,518
Investment income incentive fee	48,211	33,611	10,042
Capital gains incentive fee	(2,017)	2,951	278
Professional fees	5,151	2,827	2,076
Class S, Class T and Class D distribution and shareholder servicing fees	10,354	7,018	2,024
Board of trustees fees	464	439	289
Organization expenses	4	8	4
Amortization of continuous offering costs	2,096	983	2,737
Interest expense	170,800	114,239	21,814
Administrator expense	1,909	1,519	939
General and administrative expenses	3,324	2,338	1,402
Total expenses	$289,671	$197,163	$52,123
Management and incentive fees waived	—	—	(1,642)
Expense reimbursements (support)	—	1,045	541
Net expenses	$289,671	$198,208	$51,022
For the years ended September 30, 2025 and 2024, the Adviser did not make any expense payments under the Expense Support Agreement. For the fiscal year ended September 30, 2023, the Adviser made Expense Payments in the amount of $0.9 million. For the year ended September 30, 2025, we did not make any reimbursement payments to the Adviser. For the years ended September 30, 2024 and 2023, we made reimbursement payments of $1.0 million and $1.4 million, respectively, to the Adviser. As of September 30, 2025, there were no amounts due to the Adviser from us under the Expense Support Agreement.
For the years ended September 30, 2025 and September 30, 2024, base management fees were $49.4 million and $31.2 million, respectively, none of which was waived. For the year ended September 30, 2023, base management fees were $10.5 million, of which $0.9 million was waived. For the years ended September 30, 2025 and 2024, investment income incentive fees were $48.2 million and $33.6 million, respectively, none of which was waived. For the year ended September 30, 2023, the Investment Income Incentive Fee was $10.0 million, of which $0.8 million was waived. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part II, Item 8 of this annual report on Form 10-K.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $16.1 million for the fiscal year ended September 30, 2025. This consisted of $31.8 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $5.4 million of net unrealized depreciation of foreign currency cash and forward contracts, partially offset by $16.1 million of net unrealized appreciation on debt investments and $5.0 million of net unrealized appreciation on equity investments.
Net unrealized appreciation was $28.1 million for the fiscal year ended September 30, 2024. This consisted of $42.6 million of net unrealized appreciation on debt investments and $0.3 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $14.0 million of net unrealized depreciation of foreign currency forward contracts and $0.9 million of net unrealized depreciation on equity investments.

Net Realized Gains (Losses)
Net realized gains were less than $0.1 million for the year ended September 30, 2025, which was primarily driven by realized gains related to the exits of certain investments, partially offset by realized losses related to foreign currency forward contracts. Net realized losses were $3.6 million for the year ended September 30, 2024, which was primarily driven by realized losses related to foreign currency forward contracts and realized losses related to the exits of certain investments.
Comparison of fiscal years ended September 30, 2024 and September 30, 2023

The comparison of the fiscal years ended September 30, 2024 and September 30, 2023 can be found within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2024.
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
For the year ended September 30, 2025, we experienced a net decrease in cash and cash equivalents of $263.8 million. During that period, $2,024.7 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $1,759.8 million, due primarily from $1,631.8 million of proceeds from the issuance of common shares, $399.9 million of proceeds from issuance of unsecured notes and $254.4 million of net borrowings under the credit facilities, partially offset by $279.7 million of distributions paid to shareholders, $232.5 million of shares repurchases paid and $14.1 million of deferred financing and offering costs paid.
For the year ended September 30, 2024, we experienced a net increase in cash and cash equivalents of $373.0 million. During that period, $2,415.1 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $2,785.4 million, due primarily from $1,617.4 million of proceeds from the issuance of common shares, $650.0 million of net borrowings under the credit facilities and $745.9 million of proceeds from the issuance of unsecured notes, partially offset by $166.0 million of distributions paid to shareholders, $40.6 million of shares repurchases paid and $21.2 million of deferred financing and offering costs paid.
For the fiscal year ended September 30, 2023, we experienced a net increase in cash and cash equivalents of $92.7 million. During that period, $1,354.4 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $1,447.8 million, due primarily from $1,145.7 million of proceeds from the issuance of common shares and $370.0 million of net borrowings under the credit facilities, partially offset by $56.1 million of distributions paid to shareholders and $11.7 million of deferred costs paid.
As of September 30, 2025, we had $260.4 million of cash and cash equivalents (including restricted cash of $44.4 million), portfolio investments (at fair value) of $6,899.0 million, $57.1 million of interest receivable, $1,385.6 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $64.3 million of net payables from unsettled transactions, $1,349.4 million of borrowings outstanding under our credit facilities and $1,155.2 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2025 and September 30, 2024, off-balance sheet arrangements consisted of $931.5 million and $642.0 million, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. As of September 30, 2025, of the $931.5 million of unfunded commitments, approximately $918.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of September 30, 2025	Weighted average debt outstanding for the year ended September 30, 2025	Maximum debt outstanding for the year ended September 30, 2025
ING Credit Agreement	$415,000	$370,000	$393,425	$730,000
JPM SPV Facility	230,000	566,000	396,164	566,000
SMBC SPV Facility	100,000	—	84,766	100,000
CIBC SPV Facility	225,000	—	173,685	245,000
DBNY SPV Facility	100,000	280,000	126,959	280,000
MS SPV Facility	25,000	133,400	96,647	133,400
2028 Notes	350,000	350,000	350,000	350,000
2029 Notes	400,000	400,000	400,000	400,000
2030 Notes	—	400,000	85,479	400,000
Total debt	$1,845,000	$2,499,400	$2,107,125

	Payments due by period as of September 30, 2025
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$370,000	$—	$—	$370,000
Interest due on ING Credit Agreement	101,385	22,373	44,746	34,266
JPM Loan and Security Agreement	566,000	—	—	566,000
Interest due on JPM Loan and Security Agreement	161,486	33,933	67,866	59,687
DBNY Loan Financing and Servicing Agreement	280,000	—	—	280,000
Interest due on DBNY Loan Financing and Servicing Agreement	59,901	15,684	31,368	12,849
MS Loan and Servicing Agreement	133,400	—	—	133,400
Interest due on MS Loan and Servicing Agreement	30,791	8,192	16,384	6,215
2028 Notes	350,000	—	—	350,000
Interest due on 2028 Notes	90,520	28,957	57,914	3,649
2029 Notes	400,000	—	—	400,000
Interest due on 2029 Notes	105,470	27,655	55,310	22,505
2030 Notes	400,000	—	—	400,000
Interest due on 2030 Notes	130,455	27,240	54,480	48,735
Total	$3,179,408	$164,034	$328,068	$2,687,306
Equity Activity
As of September 30, 2025, we have issued and sold 147,143,217 Class I shares for an aggregate purchase price of $3,460.1 million, 55,729,694 Class S shares for an aggregate purchase price of $1,309.9 million and 170,612 Class D shares for an aggregate purchase price of $4.0 million and 52,731 Class T shares for an aggregate purchase price of $1.2 million. As of September 30, 2025, we have issued 3,565,727 Class I shares, 4,437,234 Class S and 7,128 Class D shares pursuant to our distribution reinvestment plan.

The following table summarizes transactions in Common Shares for the year ended September 30, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	56,797,864	$1,322,919
Share transfers between classes	502,031	11,620
Issuance of Common Shares under distribution reinvestment plan	1,947,375	45,763
Share repurchases, net of early repurchase deduction	(9,421,114)	(218,190)
Net increase (decrease)	49,826,156	$1,162,112
Class S
Issuance of Common Shares in public offering	13,079,221	$305,511
Share transfers between classes	(502,031)	(11,620)
Issuance of Common Shares under distribution reinvestment plan	2,495,894	57,793
Share repurchases, net of early repurchase deduction	(2,612,461)	(60,594)
Net increase (decrease)	12,460,623	$291,090
Class D
Issuance of Common Shares in public offering	91,626	$2,146
Issuance of Common Shares under distribution reinvestment plan	4,822	111
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	93,161	$2,180
Class T
Issuance of Common Shares in public offering	52,731	$1,218
Issuance of Common Shares under distribution reinvestment plan	—	$—
Share repurchases, net of early repurchase deduction	—	$—
Net increase (decrease)	52,731	$1,218
Total net increase (decrease)	62,432,671	1,456,600

The following table summarizes transactions in Common Shares for the year ended September 30, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	45,811,794	$1,079,267
Share transfers between classes	37,004	872
Issuance of Common Shares under distribution reinvestment plan	1,284,718	30,450
Share repurchases, net of early repurchase deduction	(1,352,519)	(31,860)
Net increase (decrease)	45,780,997	$1,078,729
Class S
Issuance of Common Shares in public offering	22,770,423	$536,446
Share transfers between classes	(37,004)	(872)
Issuance of Common Shares under distribution reinvestment plan	1,570,456	37,112
Share repurchases, net of early repurchase deduction	(767,699)	(18,050)
Net increase (decrease)	23,536,176	$554,636
Class D
Issuance of Common Shares in public offering	72,809	$1,716
Issuance of Common Shares under distribution reinvestment plan	2,289	54
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	75,098	$1,770
Total net increase (decrease)	69,392,271	$1,635,135

The following table summarizes transactions in Common Shares for the fiscal year ended September 30, 2023:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	30,975,834	$726,878
Issuance of Common Shares under dividend reinvestment plan	312,297	7,328
Share repurchases, net of early repurchase deduction	(225,337)	(5,309)
Net increase (decrease)	31,062,794	$728,897
Class S
Issuance of Common Shares in public offering	17,839,100	$418,677
Issuance of Common Shares under dividend reinvestment plan	362,467	8,500
Share repurchases, net of early repurchase deduction	(2,830)	(67)
Net increase (decrease)	18,198,737	$427,110
Class D
Issuance of Common Shares in public offering	6,177	$145
Issuance of Common Shares under dividend reinvestment plan	17	—
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	6,194	$145
Total net increase (decrease)	49,267,725	$1,156,152

Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S, Class D and Class T shares for the years ended September 30, 2025, 2024 and 2023.

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2024	$23.55	$23.55	$23.55	—
November 30, 2024	$23.56	$23.56	$23.56	—
December 31, 2024	$23.52	$23.52	$23.52	—
January 31, 2025	$23.49	$23.49	$23.49	—
February 28, 2025	$23.41	$23.41	$23.41	—
March 31, 2025	$23.28	$23.28	$23.28	—
April 30, 2025	$23.12	$23.12	$23.12	—
May 31, 2025	$23.16	$23.16	$23.16	—
June 30, 2025	$23.14	$23.14	$23.14	—
July 31, 2025	$23.13	$23.13	$23.13	—
August 31, 2025	$23.10	$23.10	$23.10	—
September 30, 2025	$23.09	$23.09	$23.09	$23.09

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61
April 30, 2024	$23.59	$23.59	$23.59
May 31, 2024	$23.59	$23.59	$23.59
June 30, 2024	$23.53	$23.53	$23.53
July 31, 2024	$23.54	$23.54	$23.54
August 31, 2024	$23.55	$23.55	$23.55
September 30, 2024	$23.56	$23.56	$23.56

	Class I Shares	Class S Shares	Class D Shares
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
April 30, 2023	$23.40	$23.40	—
May 31, 2023	$23.23	$23.23	—
June 30, 2023	$23.48	$23.48	$23.48
July 31, 2023	$23.54	$23.54	$23.54
August 31, 2023	$23.60	$23.60	$23.60
September 30, 2023	$23.56	$23.56	$23.56

Distributions
The Board authorizes and declares monthly distribution amounts per outstanding Common Share. The following table presents distributions that were declared during the year ended September 30, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.2000	20,068
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.2000	21,111
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.2000	22,009
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.2000	24,397
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.2000	26,500
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.2000	26,775
Monthly	July 24, 2025	July 29, 2025	August 27, 2025	0.2000	26,667
Monthly	August 25, 2025	August 28, 2025	September 26, 2025	0.2000	27,867
Monthly	September 26, 2025	September 29, 2025	October 30, 2025	0.1800	25,447
				$2.3800	$277,831

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1833	9,026
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1834	9,278
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1834	9,543
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.1835	9,817
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.1836	10,006
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.1836	10,233
Monthly	July 24, 2025	July 29, 2025	August 27, 2025	0.1836	10,273
Monthly	August 25, 2025	August 28, 2025	September 26, 2025	0.1836	10,454
Monthly	September 26, 2025	September 29, 2025	October 30, 2025	0.1636	9,445
				$2.1815	$113,938

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1951	22
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1951	24
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1951	31
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.1952	31
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.1952	31
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.1952	31
Monthly	July 24, 2025	July 29, 2025	August 27, 2025	0.1952	32
Monthly	August 25, 2025	August 28, 2025	September 26, 2025	0.1952	34
Monthly	September 26, 2025	September 29, 2025	October 30, 2025	0.1752	30
				$2.3218	$325

				Class T
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	September 26, 2025	September 29, 2025	October 30, 2025	$0.1636	$9
				$0.1636	$9

The following table presents distributions that were declared during the year ended September 30, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.2000	14,936
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.2000	15,451
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.2000	16,361
Monthly	July 25, 2024	July 30, 2024	August 28, 2024	0.2000	16,768
Monthly	August 26, 2024	August 29, 2024	September 26, 2024	0.2000	17,490
Monthly	September 26, 2024	September 26, 2024	October 30, 2024	0.2000	18,062
				$2.4000	$170,602

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1833	6,730
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1833	7,188
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1833	7,551
Monthly	July 25, 2024	July 30, 2024	August 28, 2024	0.1833	7,684
Monthly	August 26, 2024	August 29, 2024	September 26, 2024	0.1833	7,938
Monthly	September 26, 2024	September 26, 2024	October 30, 2024	0.1833	8,161
				$2.1997	$77,132

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1851	$1
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1851	3
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1851	4
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1851	5
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1951	10
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1951	10
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1951	11
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1951	12
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1951	14
Monthly	July 25, 2024	July 30, 2024	August 28, 2024	0.1951	15
Monthly	August 26, 2024	August 29, 2024	September 26, 2024	0.1951	15
Monthly	September 26, 2024	September 26, 2024	October 30, 2024	0.1951	16
				$2.3412	$117
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
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares at the expiration of the tender offer at a purchase price equal to the NAV per share as of the Valuation Date, except that shares that have a prospective repurchase date that is within the one-year period following the original issue date of the shares will be subject to an Early Repurchase Deduction of 2% of such NAV. The one-year holding period will be deemed satisfied if the shares to be repurchased would have been outstanding for one year or longer as of the subscription closing date immediately following the applicable Valuation Date, which subscription closing date the Company deems the prospective repurchase date for the applicable offer. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.
During the year ended September 30, 2025, we repurchased pursuant to such tender offers an aggregate of 9,421,114 Class I shares, 2,612,461 Class S shares, 3,287 Class D shares and zero Class T shares. The following table presents the share repurchases completed during the year ended September 30, 2025:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2024	889,569	0.66%	$23.52	$20,910
March 31, 2025	941,577	0.65%	23.28	21,923
June 30, 2025	7,563,088	4.66%	23.14	175,010
September 30, 2025	2,642,628	1.45%	23.09	61,018
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.

During the year ended September 30, 2024, we repurchased pursuant to such tender offers an aggregate of 1,352,519 Class I shares and 767,699 Class S shares. The following table presents the share repurchases completed during the nine months ended September 30, 2024:

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
Leverage
To seek to enhance our returns, we use and expect to continue to use leverage as market conditions permit and at the discretion of the Adviser. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On December 17, 2021, our sole shareholder approved the adoption of the 150% asset coverage requirement pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage is expected to be applied on a position-by-position basis, meaning little-to-no leverage may be applied to certain investments, while others may have more leverage applied. Any such leverage would also be expected to increase the total capital available for investment by us. We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. As of September 30, 2025, we had $2,499.4 million in senior securities and our asset coverage ratio was 281.92%.

ING Credit Agreement

On March 25, 2022, we entered into the ING Credit Agreement. As of September 30, 2025, the size of the ING Credit Agreement facility is $1,235 million (the “Maximum Commitment”), and the ING Facility has a four year availability period (the “Availability Period”) through April 11, 2029 during which loans may be made and a stated maturity date of April 11, 2030 (the “Maturity Date”). Following the Availability Period, we will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of us and of the current and certain future subsidiaries of us and guaranteed by such subsidiaries.

See Note 6. Borrowings for additional information on the ING Credit Agreement.
As of September 30, 2025, we were in compliance with all financial covenants under the ING Credit Agreement.
JPM SPV Facility

On February 24, 2023, we entered into the JPM Loan and Security Agreement pursuant to which JPMorgan Chase Bank, National Association agreed to extend credit to OSCF Lending SPV, LLC in an aggregate principal amount up to $700 million.

The obligations of OSCF Lending SPV, LLC under the JPM Loan and Security Agreement are secured by all of the assets held by OSCF Lending SPV, LLC.

See Note 6. Borrowings for additional information on the JPM Loan and Security Agreement.
SMBC SPV Facility

On September 29, 2023, we entered into a loan and security agreement (as amended and/or restated from time to time, the “SMBC Loan and Security Agreement”) among OSCF Lending III SPV, LLC, a wholly owned subsidiary of us, as borrower, us, as transferor and servicer, Citibank, N.A., as the account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent. On September 29, 2025, we repaid all outstanding borrowings under the SMBC Loan and Security Agreement, following which the SMBC Loan and Security Agreement was terminated. Obligations under the SMBC Loan and Security Agreement would have otherwise matured on September 29, 2028.

In connection with the termination of the SMBC Loan and Security Agreement, we accelerated $1.2 million of deferred financing costs into interest expense during the year ended September 30, 2025.
See Note 6. Borrowings for additional information on the SMBC Loan and Security Agreement.
CIBC SPV Facility

On November 21, 2023, we entered into a loan and servicing agreement (as amended and/or restated from time to time, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC, a wholly owned subsidiary of us, as borrower, we, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent. On July 3, 2025, we repaid all outstanding borrowings under the CIBC Loan and Servicing Agreement, following which the CIBC Loan and Servicing Agreement was terminated. Obligations under the CIBC Loan and Servicing Agreement would have otherwise matured on November 21, 2025.

In connection with the termination of the CIBC Loan and Servicing Agreement, we accelerated $0.1 million of deferred financing costs into interest expense during the year ended September 30, 2025.
See Note 6. Borrowings for additional information on the CIBC Loan and Servicing Agreement.

DBNY SPV Facility

On February 15, 2024, we entered into the DBNY Loan Financing and Servicing Agreement, pursuant to which an aggregate principal amount up to $400 million may at any one time be outstanding.

The obligations of OSCF Lending IV SPV, LLC under the DBNY Loan Financing and Servicing Agreement are secured by all of the assets held by OSCF Lending IV SPV, LLC, including loans it has made or acquired, except for certain Retained Interests (as defined in the DBNY Loan Financing and Servicing Agreement).
See Note 6. Borrowings for additional information on the DBNY Loan Financing and Servicing Agreement.
MS SPV Facility

On February 23, 2024, we entered into the MS Loan and Servicing Agreement, pursuant to which an aggregate principal amount up to $400 million may at any one time be outstanding.

The obligations of OSCF Lending II SPV, LLC under the MS Loan and Servicing Agreement are secured by all of the assets held by OSCF Lending II SPV, LLC, including certain loans it has made or acquired, except for certain Retained Interests (as defined in the MS Loan and Servicing Agreement).
See Note 6. Borrowings for additional information on the MS Loan and Servicing Agreement.
2028 Notes

On November 14, 2023, we issued $350 million aggregate principal amount of our 2028 Notes pursuant to an indenture, dated as of November 14, 2023 (the “Base Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee, and a first supplemental indenture (the “First Supplemental Indenture”) to the Base Indenture.

The 2028 Notes mature on November 14, 2028, unless previously redeemed or repurchased in accordance with their terms. The 2028 Notes bear interest at a rate of 8.400% per year payable semi-annually in arrears on May 14 and November 14 of each year. The 2028 Notes are our direct, unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2028 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The First Supplemental Indenture contains certain covenants, including a covenant requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC and to provide financial information to the holders of the 2028 Notes and the trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the First Supplemental Indenture.

In connection with the 2028 Notes, we entered into an interest rate swap to more closely align the interest rate payable on the 2028 Notes with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 8.400% and pay a floating interest rate of the three-month SOFR plus 4.0405% on a notional amount of $350 million.
2029 Notes
On July 23, 2024, we issued $400 million aggregate principal amount of our 2029 Notes pursuant to the Base Indenture and a second supplemental indenture (the “Second Supplemental Indenture”) to the Base Indenture.
The 2029 Notes mature on July 23, 2029, unless previously redeemed or repurchased in accordance with their terms. The 2029 Notes bear interest at a rate of 6.500% per year payable semi-annually in arrears on January 23 and July 23 of each year. The 2029 Notes are our direct, unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2029 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and

structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The Second Supplemental Indenture contains certain covenants, including a covenant requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC and to provide financial information to the holders of the 2029 Notes and the Notes Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Second Supplemental Indenture.
In connection with the 2029 Notes, we entered into an interest rate swap to more closely align the interest rate payable on the 2029 Notes with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 6.500% and pays a floating interest rate of the three-month SOFR plus 2.5954% on a notional amount of $400 million.
2030 Notes
On July 15, 2025, we issued $400 million aggregate principal amount of the 2030 Notes pursuant to the Base Indenture and a third supplemental indenture (the “Third Supplemental Indenture”) to the Base Indenture.
The 2030 Notes mature on July 15, 2030, unless previously redeemed or repurchased in accordance with their terms. The 2030 Notes bear interest at a rate of 6.190% per year payable semi-annually in arrears on January 15 and July 15 of each year. The 2030 Notes are our direct, unsecured obligations and rank senior in right of payment to its future indebtedness that is expressly subordinated in right of payment to the 2030 Notes; equal in right of payment to its existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by its subsidiaries, financing vehicles or similar facilities.
The Third Supplemental Indenture contains certain covenants, including a covenant requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC and to provide financial information to the holders of the 2030 Notes and the trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Third Supplemental Indenture.
In connection with the 2030 Notes, we entered into an interest rate swap to more closely align the interest rate payable on the 2030 Notes with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 6.190% and pay a floating interest rate of the three-month SOFR plus 2.4926% on a notional amount of $400 million.
Below is a summary of our credit facilities as of September 30, 2025 and September 30, 2024:

	September 30, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$370.0	$865.0	$8.5	4/11/2029	4/11/2030
JPM SPV Facility	700.0	566.0	134.0	4.9	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	280.0	120.0	3.4	7/25/2028	7/25/2029
MS SPV Facility	400.0	133.4	266.6	3.2	7/3/2028	7/3/2029
Total	$2,735.0	$1,349.4	$1,385.6	$20.0

	September 30, 2024
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,185.0	$415.0	$770.0	$6.8	6/28/2027	6/28/2028
JPM SPV Facility	500.0	230.0	270.0	5.2	5/29/2027	5/29/2029
SMBC SPV Facility	150.0	100.0	50.0	1.6	9/29/2026	9/29/2028
CIBC SPV Facility	350.0	225.0	125.0	1.3	11/21/2025	11/21/2025
DBNY SPV Facility	300.0	100.0	200.0	3.0	2/15/2027	2/15/2029
MS SPV Facility	200.0	25.0	175.0	2.2	2/23/2027	2/23/2029
Total	$2,685.0	$1,095.0	$1,590.0	$20.1

Below is a summary of our unsecured notes as of September 30, 2025 and September 30, 2024:

	September 30, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.8)	$(1.1)	$9.0	$355.1	$380.1	11/14/2028
2029 Notes	400.0	(3.8)	(1.8)	6.5	400.9	415.1	7/23/2029
2030 Notes	400.0	(4.7)	(0.1)	4.0	399.2	408.9	7/15/2030
Total	$1,150.0	$(11.3)	$(3.0)	$19.5	$1,155.2	$1,204.1

	September 30, 2024
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(3.7)	$(1.5)	$12.4	$357.2	$378.6	11/14/2028
2029 Notes	400.0	(4.8)	(2.3)	9.2	402.1	412.0	7/23/2029
Total	$750.0	$(8.5)	$(3.8)	$21.6	$759.3	$790.6

The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Stated interest expense	$146.4	$96.9	$16.4
Credit facility fees	10.2	6.6	3.9
Amortization of debt financing costs	10.3	6.1	1.5
Effect of interest rate swaps	3.9	4.6	—
Total interest expense	$170.8	$114.2	$21.8
Weighted average interest rate (1)	7.036%	8.362%	7.105%
Weighted average outstanding balance	$2,107.1	$1,221.3	$230.3
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
Recent Developments
Share Issuances

On October 1, 2025, we issued and sold pursuant to our continuous public offering 5,007,307 Class I shares for proceeds of $115.6 million, 845,101 Class S shares for proceeds of $19.5 million, 87 Class D shares for proceeds of less than $0.01 million and 61,656 Class T shares for proceeds of $1.4 million.

On November 1, 2025, the Company issued and sold pursuant to its continuous public offering 3,462,565 Class I shares for proceeds of $79.6 million, 673,607 Class S shares for proceeds of $15.5 million, 231,723 Class D shares for proceeds of $5.3 million and 23,776 Class T shares for proceeds of $0.5 million.
Distributions

On October 23, 2025, our Board of Trustees declared a regular distribution on our outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1800	$—	$0.1800
Class S shares	$0.1800	$0.0164	$0.1636
Class D shares	$0.1800	$0.0048	$0.1752
Class T shares	$0.1800	$0.0164	$0.1636

The distribution was payable to shareholders of record as of October 30, 2025 and was paid on November 26, 2025. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.

On November 25, 2025, the Board of Trustees of the Company declared a regular distribution on its outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1800	$—	$0.1800
Class S shares	$0.1800	$0.0163	$0.1637
Class D shares	$0.1800	$0.0048	$0.1752
Class T shares	$0.1800	$0.0163	$0.1637

The distribution is payable to shareholders of record as of November 27, 2025 and will be paid on or about December 29, 2025. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.
Election of Chief Operating Officer

On December 15, 2025, Brett McKeone was elected as Chief Operating Officer effective as of December 31, 2025. Mr. McKeone, 49, is a Managing Director within Oaktree’s Global Private Debt strategy. Prior to joining Oaktree in 2007, he was a senior consultant in the Strategy and Operations practice of Deloitte Consulting LLP. Prior thereto, he was an analyst with Exxon Mobil Corporation. Mr. McKeone holds both M.S. and B.S. degrees in mechanical engineering from the Massachusetts Institute of Technology and an M.B.A. from the UCLA Anderson School of Management. He is a CFA charterholder.

Mr. McKeone has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of us, and there are no transactions or proposed transactions, to which we are a party, or intended to be a party, in which Mr. McKeone has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.

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
As of September 30, 2025, 93.4% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2024, 92.0% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2025 and September 30, 2024 was as follows:

	September 30, 2025		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$1,812,813	28.27%	$1,213,996	29.01%
>0% and <1%	3,061,604	47.73	1,605,162	38.36
1%	1,301,903	20.30	1,065,864	25.47
>1%	237,517	3.70	299,686	7.16
Total	$6,413,837	100.00%	$4,184,708	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$162,531	$(62,485)	$100,046
200	129,979	(49,988)	79,991
150	97,427	(37,491)	59,936
100	64,875	(24,994)	39,881
50	32,400	(12,497)	19,903

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(32,049)	$12,497	$(19,552)
100	(63,829)	24,994	(38,835)
150	(95,058)	37,491	(57,567)
200	(125,679)	49,988	(75,691)
250	(154,791)	62,485	(92,306)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of September 30, 2025 and September 30, 2024:

	September 30, 2025			September 30, 2024
($ in thousands)	Debt Investments		Borrowings	Debt Investments		Borrowings
Prime rate		$3,532	$—		$4,826	$—
CORRA
90 day	C$	21,111	—		—	—
EURIBOR
30 day		€83,548	—		€—	—
90 day	187,880		—		182,623	—
180 day	138,680		—		34,034	—
NIBOR
90 day	Nkr	253,345	—	kr	69,157	—
SOFR
30 day		$2,299,519	370,000		$1,333,464	515,000
90 day (a)	2,934,928		2,129,400		2,284,431	1,330,000
180 day	306,630		—		213,125	—
SONIA		£297,946	—		£116,493	—
TONA		¥2,257,303	—		—	—
BBSW
90 day	A$	8,490
STIBOR
90 day	kr	348,703
Fixed rate		$455,177	—		$366,758	—
_____________________
(a) Borrowings include the 2028 Notes, 2029 Notes and 2030 Notes, which effectively pay interest at a floating rate under the terms of the interest rate swap.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Oaktree Strategic Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Strategic Credit Fund (the Company), including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2025 and 2024 by correspondence with the custodians, syndication agents, underlying investees and others; when replies were not received from syndication agents, underlying investees and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs

Description of the Matter	As described in Note 3 to the consolidated financial statements, the Company classified $5,316,963 thousand of its investments as Level 3 within the fair value hierarchy (Level 3 investments) as of September 30, 2025. As described in Note 2 and Note 3 to the consolidated financial statements, the Company’s valuation designee, under the oversight of the Board of Trustees, determined the fair value of the Company’s Level 3 investments by using valuation techniques such as precedent transactions, enterprise value analyses or market yield techniques. These techniques require management to make judgments about the significant unobservable inputs including, among others, comparable EBITDA, revenue or asset multiples, and market yields.

Auditing the fair value of the Company’s Level 3 investments involved a high degree of auditor judgment and extensive audit effort, as changes in the valuation techniques or significant unobservable inputs could have resulted in significant changes in fair value measurements.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the Company’s investment valuation process, including controls related to the Company’s assessment of valuation techniques and significant unobservable inputs used in determining the fair value measurements of the Level 3 investments.

Our audit procedures included, among others, evaluating the Company’s valuation techniques and significant unobservable inputs used. Our audit procedures also included, for a sample of Level 3 investments, testing the mathematical accuracy of the fair value calculations and evaluating the accuracy of other relevant inputs used in estimating fair value measurement, such as investment terms and portfolio company financial information.

For example, we compared publicly available information in the Company’s valuation models (e.g., market yields, EBITDA, revenue, and asset multiples of comparable public companies and comparable public transactions) to information available from third-party market research providers. We also compared the significant inputs in the Company’s valuation models to source documents, such as portfolio company financial statements and covenant certificates provided by the Company. To evaluate the reasonableness of significant unobservable inputs, we assessed whether these inputs were developed in a manner consistent with the Company’s valuation policies and in some instances, we involved our valuation specialists to independently develop ranges using portfolio company and available market information to estimate the fair value of selected investments and we compared these ranges to the Company’s fair value measurements. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s fair value measurements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Los Angeles, California

December 17, 2025

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2025	September 30, 2024
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost September 30, 2025: $6,863,940; cost September 30, 2024: $4,530,412)	$6,899,031	$4,576,233
Cash and cash equivalents	215,962	480,836
Restricted cash	44,444	43,328
Due from portfolio companies	1,997	—
Interest receivable	57,098	34,549
Receivables from unsettled transactions	16,342	45,731
Due from broker	1,970	—
Deferred financing costs	20,080	20,150
Deferred offering costs	720	554
Derivative assets at fair value	24,182	21,546
Other assets	608	439
Total assets	$7,282,434	$5,223,366
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,425	$2,886
Dividends payable	34,937	26,238
Base management fee and incentive fee payable	20,280	17,395
Payable for share repurchases	61,018	14,635
Due to broker	—	4,040
Due to affiliates	4,960	3,727
Interest payable	31,772	26,370
Payables from unsettled transactions	80,601	97,396
Director fees payable	—	116
Derivative liabilities at fair value	—	11,927
Deferred tax liability	57	8
Credit facilities payable	1,349,400	1,095,000
Unsecured notes payable (net of $11,306 and $8,526 of unamortized financing costs as of September 30, 2025 and September 30, 2024, respectively)	1,155,179	759,288
Total liabilities	2,740,629	2,059,026
Commitments and contingencies (Note 12)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 196,721 and 134,288 shares issued and outstanding as of September 30, 2025 and September 30, 2024, respectively	1,967	1,343
Additional paid-in-capital	4,591,826	3,170,746
Accumulated distributable earnings (loss)	(51,988)	(7,749)
Total net assets (equivalent to $23.09 and $23.56 per common share as of September 30, 2025 and September 30, 2024, respectively) (Note 10)	4,541,805	3,164,340
Total liabilities and net assets	$7,282,434	$5,223,366
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	September 30, 2025	September 30, 2024
Class I Shares:
Net assets	$3,225,643	$2,118,000
Common shares outstanding ($0.01 par value, unlimited shares authorized)	139,709	89,884
Net asset value per share	$23.09	$23.56
Class S Shares:
Net assets	$1,310,917	$1,044,424
Common shares outstanding ($0.01 par value, unlimited shares authorized)	56,785	44,323
Net asset value per share	$23.09	$23.56
Class D Shares:
Net assets	$4,028	$1,916
Common shares outstanding ($0.01 par value, unlimited shares authorized)	174	81
Net asset value per share	$23.09	$23.56
Class T Shares:
Net assets	$1,217	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	53	—
Net asset value per share	$23.09	$—

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal year ended September 30, 2025	Fiscal year ended September 30, 2024	Fiscal year ended September 30, 2023
Interest income:
Non-control/Non-affiliate investments	$587,695	$393,302	$111,926
Interest on cash and cash equivalents	14,406	14,214	3,058
Total interest income	602,101	407,516	114,984
PIK interest income:
Non-control/Non-affiliate investments	9,788	7,496	3,178
Total PIK interest income	9,788	7,496	3,178
Fee income:
Non-control/Non-affiliate investments	7,868	7,438	1,072
Total fee income	7,868	7,438	1,072
Dividend income:
Non-control/Non-affiliate investments - PIK	223	—	—
Total dividend income	223	—	—
Total investment income	619,980	422,450	119,234
Expenses:
Base management fee	49,375	31,230	10,518
Investment income incentive fee	48,211	33,611	10,042
Capital gains incentive fee	(2,017)	2,951	278
Professional fees	5,151	2,827	2,076
Class S, Class T and Class D distribution and shareholder servicing fees	10,354	7,018	2,024
Board of trustees fees	464	439	289
Organization expenses	4	8	4
Amortization of continuous offering costs	2,096	983	2,737
Interest expense	170,800	114,239	21,814
Administrator expense	1,909	1,519	939
General and administrative expenses	3,324	2,338	1,402
Total expenses	289,671	197,163	52,123
Management and incentive fees waived (Note 9)	—	—	(1,642)
Expense reimbursements (support) (Note 9)	—	1,045	541
Net expenses	289,671	198,208	51,022
Net investment income before taxes	330,309	224,242	68,212
(Provision) benefit for taxes on net investment income	(1,198)	—	—
Net investment income	329,111	224,242	68,212
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(32,762)	42,074	20,657
Foreign currency forward contracts	16,638	(13,968)	2,028
Net unrealized appreciation (depreciation)	(16,124)	28,106	22,685
Realized gains (losses):
Non-control/Non-affiliate investments	39,918	(1,105)	(3,087)
Foreign currency forward contracts	(39,867)	(2,507)	(963)
Net realized gains (losses)	51	(3,612)	(4,050)
Provision for income tax (expense) benefit	(70)	(885)	(227)
Net realized and unrealized gains (losses), net of taxes	(16,143)	23,609	18,408
Net increase (decrease) in net assets resulting from operations	$312,968	$247,851	$86,620

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Fiscal year ended September 30, 2025	Fiscal year ended September 30, 2024	Fiscal year ended September 30, 2023
Operations:
Net investment income	$329,111	$224,242	$68,212
Net unrealized appreciation (depreciation)	(16,124)	28,106	22,685
Net realized gains (losses)	51	(3,612)	(4,050)
Provision for income tax (expense) benefit	(70)	(885)	(227)
Net increase (decrease) in net assets resulting from operations	312,968	247,851	86,620
Distributions to common shareholders:
Class I	(277,831)	(170,602)	(59,032)
Class S	(113,938)	(77,132)	(21,259)
Class D	(325)	(117)	(3)
Class T	(9)	—	—
Net decrease in net assets resulting from distributions	(392,103)	(247,851)	(80,294)
Share transactions:
Class I:
Issuance of Common shares in private and public offering	1,322,919	1,079,267	726,878
Share transfers between classes	11,620	872	—
Issuance of Common shares under distribution reinvestment plan	45,763	30,450	7,328
Repurchased shares, net of early repurchase deduction	(218,190)	(31,860)	(5,309)
Net increase from share transactions	1,162,112	1,078,729	728,897
Class S:
Issuance of Common shares in public offering	305,511	536,446	418,677
Share transfers between classes	(11,620)	(872)	—
Issuance of Common shares under distribution reinvestment plan	57,793	37,112	8,500
Repurchased shares, net of early repurchase deduction	(60,594)	(18,050)	(67)
Net increase from share transactions	291,090	554,636	427,110
Class D:
Issuance of Common shares in public offering	2,146	1,716	145
Issuance of Common shares under distribution reinvestment plan	111	54	—
Repurchased shares, net of early repurchase deduction	(77)	—	—
Net increase from share transactions	2,180	1,770	145
Class T:
Issuance of Common shares in public offering	1,218	—	—
Net increase from share transactions	1,218	—	—
Total increase (decrease) in net assets	1,377,465	1,635,135	1,162,478
Net assets at beginning of period	3,164,340	1,529,205	366,727
Net assets at end of period	$4,541,805	$3,164,340	$1,529,205
Net asset value per common share	$23.09	$23.56	$23.56
Common shares outstanding at end of period	196,721	134,288	64,896

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended September 30, 2025	Fiscal year ended September 30, 2024	Fiscal year ended September 30, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$312,968	$247,851	$86,620
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	16,124	(28,106)	(22,685)
Net realized (gains) losses	(51)	3,612	4,050
PIK interest income	(9,788)	(7,496)	(3,178)
Accretion of original issue discount on investments	(31,203)	(24,872)	(9,507)
Accretion of original issue discount on unsecured notes payable	831	399	—
Amortization of deferred financing costs	9,435	5,716	1,492
Amortization of deferred offering costs	2,096	983	2,737
Deferred taxes	49	8	(44)
Purchases of investments	(4,047,759)	(3,917,301)	(1,703,474)
Proceeds from the sales and repayments of investments	1,732,139	1,336,428	234,750
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(1,997)	861	541
(Increase) decrease in interest receivable	(22,506)	(22,330)	(9,173)
(Increase) decrease in receivables from unsettled transactions	29,389	(34,152)	(7,659)
(Increase) decrease in due from broker	(1,970)	—	—
(Increase) decrease in other assets	(169)	94	(95)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(470)	561	684
Increase (decrease) in base management fee and incentive fees payable	2,885	9,852	7,543
Increase (decrease) in due to broker	(4,040)	4,040	—
Increase (decrease) in due to affiliates	843	(4,554)	4,517
Increase (decrease) in interest payable	5,402	21,694	4,207
Increase (decrease) in payables from unsettled transactions	(16,795)	(8,487)	54,317
Increase (decrease) in director fees payable	(116)	116	—
Net cash used in operating activities	(2,024,703)	(2,415,083)	(1,354,357)
Financing activities:
Distributions paid in cash	(279,737)	(166,023)	(56,093)
Borrowings under credit facilities	1,789,400	855,000	625,000
Repayments of borrowings under credit facilities	(1,535,000)	(205,000)	(255,000)
Issuance of unsecured notes	399,916	745,868	—
Proceeds from issuance of common shares	1,631,794	1,617,429	1,145,700
Deferred financing costs paid	(12,219)	(20,119)	(11,586)
Deferred offering costs paid	(1,863)	(1,128)	(143)
Share repurchases paid	(232,478)	(40,610)	(40)
Net cash provided by financing activities	1,759,813	2,785,417	1,447,838
Effect of exchange rate changes on foreign currency	1,132	2,694	(788)
Net increase (decrease) in cash and cash equivalents and restricted cash	(263,758)	373,028	92,693
Cash and cash equivalents and restricted cash, beginning of period	524,164	151,136	58,443
Cash and cash equivalents and restricted cash, end of period	$260,406	$524,164	$151,136
Supplemental information:
Cash paid for interest	$155,132	$86,431	$16,115
Non-cash financing activities:
Deferred financing costs incurred	$—	$370	$497
Deferred offering costs incurred	399	139	732
Distribution payable	34,937	26,238	12,026
Reinvestment of dividends during the period	103,667	67,616	15,828
Shares repurchases accrued but not yet paid	61,018	14,635	5,336
Reconciliation to the Statements of Assets and Liabilities	September 30, 2025	September 30, 2024	September 30, 2023
Cash and cash equivalents	$215,962	$480,836	$145,499
Restricted cash	44,444	43,328	5,637
Total cash and cash equivalents and restricted cash	$260,406	$524,164	$151,136
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		$10,185	$10,083	$10,138	(8)(9)
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		22,200	22,200	22,774	(10)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	10.41%		10/8/2030		47,681	46,591	47,099	(5)(10)
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	9.16%		10/31/2031		62,012	59,000	60,694	(5)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	8.03%		8/18/2030		46,235	45,897	46,431	(5)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/27/2031		€8,508	9,794	9,814	(5)(8)(10)
ACESO Holding 4 S.a.r.l.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/30/2031		39,777	45,718	45,883	(5)(8)(10)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/27/2031		34,034	37,338	39,258	(5)(8)(10)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	5.50%	9.79%		8/1/2029		$34,060	33,407	34,060	(5)(8)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	5.50%			8/1/2029		—	(102)	—	(5)(8)(9)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	10.43%		10/30/2026		11,166	11,080	11,166	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.65%		8/15/2029		10,406	10,110	10,251	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	54	(8)(10)(14)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	800	(8)(14)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.50%		5/28/2032		22,883	22,711	23,113	(5)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.66%		12/6/2027		92,790	92,020	92,790	(5)(8)
Artera Services, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.50%		2/15/2031		53,533	53,103	48,062	(5)
Artera Services, LLC	Construction & Engineering	Fixed Rate Bond			8.50%		2/15/2031		25,234	23,201	22,319
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(55)	(251)	(5)(8)(9)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.13%		3/6/2032		47,622	46,966	46,126	(5)(8)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	PRIME+	4.00%	11.25%		3/6/2031		997	875	715	(5)(8)(9)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.31%		12/29/2027		988	981	974	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.57%		12/29/2027		4,763	4,727	4,696	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	10.28%		12/29/2027		435	430	427	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		7,337	6,453	2,935	(5)(8)(11)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		8,316	6,324	—	(5)(8)(11)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	8.26%		8/19/2028		25,376	25,301	25,457	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.51%		8/19/2028		33,694	33,196	33,839	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.41%		9/19/2030		18,703	18,165	18,608	(5)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809		5,917	8,390	(8)(13)(14)
Atlas Borrower, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.50%	8.50%		9/4/2032		58,141	57,559	57,571	(5)(8)
Atlas Borrower, LLC	Health Care Services	First Lien Revolver	SOFR+	4.50%			9/4/2032		—	(99)	(97)	(5)(8)(9)
Aurelia Netherlands B.V.	Interactive Media & Services	First Lien Term Loan	E+	4.75%	6.78%		5/29/2031		€99,155	110,787	116,216	(5)(8)(10)
Aurora Lux Finco S.A.R.L	Application Software	First Lien Term Loan	SOFR+	5.25%	9.42%		9/26/2032		$40,000	39,200	39,400	(5)(10)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.16%		12/5/2031		121,320	119,178	119,075	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		—	$(218)	$(228)	(5)(8)(9)
Ballyrock CLO 19	Multi-Sector Holdings	CLO Notes	SOFR+	7.11%	11.44%		4/20/2035		$2,220	2,223	2,230	(5)(10)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	9.58%		9/30/2030		2,998	2,975	2,965	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%			9/30/2030		—	—	(33)	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	9.56%		9/30/2030		3,884	3,814	3,845	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	9.56%		9/30/2030		25,388	24,863	25,134	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	5.25%	7.28%		9/30/2030		€15,796	16,396	18,375	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	5.25%			10/1/2029		—	(104)	(52)	(5)(8)(9)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.81%		8/15/2029		$48,886	47,598	46,808	(5)(8)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.91%		9/30/2032		38,756	38,368	38,368	(5)(8)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			9/30/2032		—	(53)	(53)	(5)(8)(9)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Revolver	SOFR+	4.75%			9/30/2032		—	(56)	(56)	(5)(8)(9)
Beach Acquisition Bidco LLC	Footwear	Fixed Rate Bond			10.00%		7/15/2033		31,650	31,650	34,219
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		1,470	1,469	1,285	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		3,545	3,504	3,100	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		—	—	—	(8)(9)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Common Stock						12,702		—	33	(10)(14)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						975		74	1	(8)(10)(14)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						279		—	—	(8)(10)(14)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/27/2031		479	406	479	(5)(8)(9)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/27/2031		32,701	32,423	32,701	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/27/2031		49,375	48,803	49,375	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/27/2031		—	(174)	—	(5)(8)(9)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	11.20%		8/28/2030		86,408	84,288	84,282	(5)(8)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SONIA+	5.00%	9.16%		6/14/2032		£3,381	3,337	3,355	(5)(8)(9)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	E+	5.00%	7.04%		6/14/2032		€5,593	6,416	6,512	(5)(8)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	9.26%		6/14/2032		$1,644	1,629	1,629	(5)(8)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SONIA+	5.00%	8.97%		6/14/2032		£8,475	11,411	11,305	(5)(8)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	5.90%		10/31/2029		€9,022	8,882	10,256	(5)(8)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.41%		10/31/2030		36,081	35,467	40,275	(5)(8)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	4.75%	8.72%		4/29/2029		£23,022	28,828	31,141	(5)(10)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	7.03%	3.38%	4/12/2030		$30,946	30,391	30,906	(5)(8)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(64)	(3)	(5)(8)(9)
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%			6/30/2032		—	(59)	(56)	(5)(8)(9)(10)
Cielo Bidco Limited	Building Products	First Lien Term Loan	SONIA+	4.75%	8.72%		6/30/2032		£39,461	52,954	52,630	(5)(8)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%	6.65%		6/30/2032		€9,166	$10,599	$10,670	(5)(8)(10)
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	7.25%		3/24/2031		$13,930	13,844	13,998	(5)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	10.80%		11/13/2026		3,861	3,836	3,796	(5)(8)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	10.91%		11/13/2026		11,874	11,768	11,672	(5)(8)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		22,277	20,911	20,690
Connect Holding II LLC	Alternative Carriers	Fixed Rate Bond			10.50%		4/3/2031		12,030	11,675	12,030
Connect Holding II LLC	Alternative Carriers	First Lien Term Loan	SOFR+	4.25%	8.40%		4/3/2031		40,830	33,477	33,571	(5)
CoreRx, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	7.50%	11.50%		4/6/2029		18,328	18,006	18,282	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030		—	(15)	—	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	9.56%		2/27/2030		13,296	13,086	13,296	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029		—	(13)	—	(5)(8)(9)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	9.14%		12/18/2031		105,947	104,190	103,944	(5)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031		—	(237)	(290)	(5)(8)(9)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.91%		11/8/2030		3,080	3,015	3,049	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.91%		11/8/2030		43,911	43,111	43,472	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(83)	(46)	(5)(8)(9)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028		41,354	40,944	40,936
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		29,046	29,046	29,046	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		39,466	39,466	39,466	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330		330	468	(8)(10)(14)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	2	(8)(10)(14)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25		—	—	(8)(10)(14)
Digicel International Finance Ltd / Difl US LLC	Wireless Telecommunication Services	Fixed Rate Bond			8.63%		8/1/2032		4,757	4,757	4,894	(10)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			10.00%		2/15/2031		21,198	21,198	21,183
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	9.57%		8/2/2027		200	199	201	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.82%		8/2/2029		26,912	26,545	26,992	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.81%		2/17/2031		20,162	19,792	19,759
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%			5/19/2032		—	(210)	(202)	(5)(8)(9)(10)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.50%	9.69%		5/19/2032		18,849	18,492	18,506	(5)(8)(10)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.50%	9.47%		5/19/2032		£59,320	77,795	78,390	(5)(8)(10)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/26/2029		$56,583	55,512	50,572	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.96%		12/8/2028		1,039	1,030	1,032	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.94%		12/8/2029		1,927	1,913	1,915	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.85%		12/8/2028		17,121	16,944	17,011	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	5.50%	9.82%		12/8/2028		184	162	171	(5)(8)(9)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	SONIA+	5.25%	9.22%		9/22/2032		£27,033	35,755	35,665	(5)(8)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%	7.38%		9/22/2032		kr	348,703	$36,443	$36,334	(5)(8)(10)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%			9/22/2032			—	(452)	(450)	(5)(8)(9)(10)
Engineering Research And Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	9.29%		8/29/2031			$31,740	31,275	30,867	(5)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			12/24/2029			—	(14)	—	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.82%		12/24/2029			55,339	54,613	55,339	(5)(8)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	5.50%	9.64%		12/24/2029			175	132	175	(5)(8)(9)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027			1,832	1,821	1,842	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027			1,689	1,656	1,723	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027			1,689	1,656	1,723	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027			11,437	11,389	11,501	(8)(10)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031			7,681	7,621	7,681	(5)(8)(9)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031			78,364	78,042	78,364	(5)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031			—	(32)	—	(5)(8)(9)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		9/30/2030			9,006	8,933	9,006	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		9/30/2030			35,671	35,034	35,671	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029			—	(67)	—	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.88%		10/5/2029			3,175	3,129	3,134	(5)(8)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.76%		10/5/2029			2,759	2,696	2,696	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						885			885	1,019	(8)(14)
F&M BUYER LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%			3/18/2032			—	(40)	(40)	(5)(8)(9)
F&M BUYER LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%	8.50%		3/18/2032			23,866	23,627	23,627	(5)(8)
F&M BUYER LLC	Systems Software	First Lien Revolver	SOFR+	4.50%			3/18/2032			—	(35)	(35)	(5)(8)(9)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	11.29%		9/13/2029			12,067	11,908	12,067	(5)(8)(10)
Flexera Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%			8/13/2032			—	(8)	(7)	(5)(8)(9)
Flexera Software LLC	Application Software	First Lien Term Loan	E+	4.75%	6.63%		8/15/2032			€12,305	14,376	14,425	(5)(8)
Flexera Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		8/15/2032			$40,774	40,672	40,680	(5)(8)
Formulations Parent Corp	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	8.33%		4/9/2032			17,500	17,325	17,400	(5)(8)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.75%	9.08%		10/18/2033			5,000	5,000	4,997	(5)(10)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	8.45%	12.78%		10/18/2033			6,000	6,035	5,933	(5)(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.75%	9.75%		5/3/2030			82,981	82,590	82,566	(5)(8)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.75%	9.75%		5/3/2029			8,656	8,634	8,580	(5)(8)(9)
Gallatin CLO X 2023-1	Multi-Sector Holdings	CLO Notes	SOFR+	5.41%	9.73%		10/14/2035			5,000	4,913	5,021	(5)(10)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.83%		10/15/2031			10,195	10,051	10,056	(5)(8)(9)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.60%		10/15/2031			56,177	55,692	55,801	(5)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.50%	8.70%		10/15/2031			1,821	1,753	1,768	(5)(8)(9)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.07%		3/10/2031			30,022	29,750	29,713	(5)(8)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			3/10/2031			—	(84)	(95)	(5)(8)(9)
Greenway Health, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.75%	10.75%		4/1/2029			24,625	24,136	24,625	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.26%		6/21/2027		$3,537	$3,512	$3,443	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	12.26%		6/21/2027		17,153	17,035	16,699	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%			6/21/2027		—	(12)	(47)	(5)(8)(9)
HAH Group Holding Co LLC	Health Care Services	Fixed Rate Bond			9.75%		10/1/2031		6,640	6,276	6,314
HAH Group Holding Co LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.16%		9/17/2031		9,401	8,532	8,496
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.51%		4/9/2029		39,798	39,191	35,765	(5)
Harrow Health, Inc.	Pharmaceuticals	Fixed Rate Bond			8.63%		9/15/2030		7,700	7,700	8,013	(10)
Hertz Vehicle Financing III	Specialized Finance	Subordinated Debt Revolver			9.28%		6/28/2028		85,710	85,710	85,710	(8)(10)
IAMGOLD Corporation	Gold	Second Lien Term Loan	SOFR+	8.25%	12.39%		5/16/2028		21,296	20,961	22,105	(5)(8)(10)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.81%		1/25/2030		52,319	52,176	52,843	(5)(8)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(38)	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.57%		8/18/2028		2,305	2,305	2,297	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.07%		8/18/2028		16,054	16,054	15,911	(5)(8)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	10.08%		8/18/2028		392	392	369	(5)(8)(9)
Inmar Inc	Application Software	First Lien Term Loan	SOFR+	4.50%	8.66%		10/30/2031		60,508	60,236	60,527	(5)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(153)	(25)	(5)(8)(9)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.20%		8/25/2028		79,758	79,340	79,654	(5)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(56)	(9)	(5)(8)(9)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.78%		1/15/2026		42,887	42,958	42,488	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%	11.87%		1/15/2026		1,159	1,142	1,113	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.26%		6/28/2029		4,886	4,849	4,843	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.26%		6/28/2029		18,867	18,678	18,699	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	9.26%		6/28/2029		28,428	27,939	28,175	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	5.00%	9.25%		6/28/2029		1,072	944	1,005	(5)(8)(9)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	5.50%			4/25/2031		—	(155)	—	(5)(8)(9)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SOFR+	5.50%	9.98%		4/25/2031		51,970	50,930	51,970	(5)(8)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	5.50%	9.47%		4/25/2031		£1,742	2,145	2,345	(5)(8)(10)
JN Bidco LLC	Health Care Technology	Common Stock						3,595,500		3,338	7,173	(8)(14)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%			4/22/2032		—	(23)	—	(5)(8)(9)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%	6.78%		4/22/2032		€20,027	23,225	23,416	(5)(8)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	NIBOR+	4.75%	9.05%		4/22/2032		Nkr184,534	18,138	18,404	(5)(8)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	SONIA+	4.75%	8.72%		4/22/2032		£13,129	17,609	17,588	(5)(8)(10)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	9.16%		3/20/2033		$43,764	43,691	43,901	(5)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.35%		10/29/2027		57,812	57,372	55,286	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.25%		10/29/2027		4,705	4,688	4,499	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.50%		10/29/2027		2,535	2,452	2,164	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%			11/25/2031		—	$(63)	$(72)	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%	8.77%		11/25/2031		$39,033	38,518	38,490	(5)(8)
LABL, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.00%	9.26%		10/30/2028		28,076	27,681	23,135	(5)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.16%		2/9/2032		8,303	8,111	8,231	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.16%		2/9/2032		1,864	1,845	1,848	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.16%		2/9/2032		41,933	41,457	41,568	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%			2/9/2032		—	(93)	(91)	(5)(8)(9)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(71)	(54)	(5)(8)(9)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.66%		6/30/2028		45,449	45,345	45,965	(5)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.17%		8/22/2031		2,024	1,976	1,968	(5)(8)(9)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	6.96%	2.75%	8/22/2031		56,798	55,869	55,833	(5)(8)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.16%		8/22/2030		655	548	549	(5)(8)(9)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.25%	9.25%		1/13/2030		59,293	58,531	58,695	(5)(8)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.25%			1/13/2030		—	(49)	(39)	(5)(8)(9)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.26%		1/31/2028		1,026	994	988	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	10.26%		1/31/2028		8,814	8,746	8,480	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	10.26%		1/31/2028		690	682	651	(5)(8)(9)
M2S Group Intermediate Holdings Inc	Multi-Sector Holdings	First Lien Term Loan	SOFR+	4.75%	9.06%		8/25/2031		52,570	50,430	52,281	(5)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	7.22%		3/1/2029		19,850	19,074	19,019	(5)
Mesoblast, Inc.	Biotechnology	First Lien Term Loan			9.75%		11/19/2026		1,565	1,531	1,597	(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						33,174		152	212	(8)(10)(14)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	10.46%		7/21/2027		5,179	5,108	5,102	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	10.71%		7/21/2027		1,015	1,004	1,000	(5)(8)
Microf Funding V LLC	Consumer Finance	First Lien Term Loan	SOFR+	6.00%	10.13%		6/3/2027		19,966	19,701	19,912	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(70)	(26)	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.16%		6/3/2030		6,729	6,595	6,704	(5)(8)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.16%		6/3/2030		41,217	40,575	41,060	(5)(8)(10)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(65)	(15)	(5)(8)(9)(10)
Mitchell International Inc	Application Software	Second Lien Term Loan	SOFR+	5.25%	9.41%		6/17/2032		42,135	41,953	41,851	(5)
Mitchell International Inc	Application Software	First Lien Term Loan	SOFR+	3.25%	7.41%		6/17/2031		16,929	16,772	16,933	(5)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.81%		7/1/2031		38,169	37,540	37,747	(5)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.66%		2/28/2031		1,546	1,489	1,544	(5)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.66%		2/28/2031		71,385	70,315	71,371	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(100)	(11)	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/10/2028		4,797	4,748	4,769	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/10/2028		7,053	7,050	7,011	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		2/10/2028			$57,647	$57,161	$57,307	(5)(8)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	8.75%		2/10/2028			590	570	556	(5)(8)(9)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%			4/17/2031			—	(28)	(25)	(5)(8)(9)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.75%		4/17/2031			48,606	47,877	47,960	(5)(8)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.75%		4/17/2031			14,429	14,229	14,237	(5)(8)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.75%	9.75%		4/17/2031			1,367	1,230	1,236	(5)(8)(9)(10)
Neptune Bidco US Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.75%	8.75%		1/19/2031			30,740	30,359	30,740	(5)(8)
Neptune Bidco US Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%			1/19/2031			—	(13)	—	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030			—	(65)	(74)	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029			—	(46)	(40)	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.48%		11/9/2030			17,650	17,493	17,486	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.48%		11/12/2030			45,925	45,422	45,498	(5)(8)
Nexus Buyer LLC	Specialized Finance	Second Lien Term Loan	SOFR+	5.75%	9.91%		2/16/2032			70,644	70,013	70,653
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	10.05%		11/10/2029			1,372	1,238	1,284	(5)(8)(9)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	10.08%		11/10/2029			21,884	21,504	21,728	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Revolver	PRIME+	4.75%	12.00%		11/10/2029			785	702	751	(5)(8)(9)
Nidda BondCo GmbH	Health Care Services	First Lien Term Loan	SONIA+	4.75%	8.72%		5/28/2032			£29,750	39,635	40,256	(5)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.72%		5/3/2029			$5,729	6,137	6,214	(5)(8)(9)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.50%		5/3/2029			3,313	3,274	3,313	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	4.50%	8.47%		5/3/2029			£3,140	3,913	4,227	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.50%		5/3/2029			$36,168	35,736	36,168	(5)(8)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	NIBOR+	4.50%	8.64%		5/3/2029		Nkr	68,811	6,192	6,896	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.50%		5/3/2029			$27,846	27,746	27,846	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.50%			5/3/2029			—	(24)	—	(5)(8)(9)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.50%	8.82%		5/3/2029			1,657	1,604	1,657	(5)(8)(9)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	11.81%		4/20/2034			1,105	1,052	1,089	(5)(10)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.00%		6/10/2030			17,008	16,838	17,008	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.75%		6/10/2030			8,475	8,263	8,475	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.75%		6/10/2030			50,432	49,898	49,807	(5)(8)(9)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.00%		6/10/2030			22,764	22,536	22,764	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.75%		6/10/2030			22,427	22,052	22,203	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	4.75%			6/11/2029			—	(203)	(179)	(5)(8)(9)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.16%		10/30/2031			47,535	47,122	47,103	(5)(8)(10)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031			—	(62)	(65)	(5)(8)(9)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	7.15%		10/30/2031		€16,974	$18,281	$19,765	(5)(8)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	9.47%		10/30/2031		£5,658	7,297	7,547	(5)(8)(10)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	8.50%		2/13/2032		$74,255	73,241	73,141	(5)(8)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.50%			2/13/2032		—	(216)	(237)	(5)(8)(9)
Paratek Pharmaceuticals Inc	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.50%		11/21/2028		18,387	18,222	18,295	(5)(8)
Paulus Holdings Public Limited Company	Health Care Technology	Preferred Equity						84,181		1,622	2,625	(8)(10)(14)
Paulus Holdings Public Limited Company	Health Care Technology	Warrants						18,492		356	576	(8)(10)(14)
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	8.01%		2/1/2028		7,374	7,340	6,238	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	4.00%	8.14%		8/1/2032		40,642	40,245	40,083	(5)(10)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.16%		11/15/2030		72,358	71,299	66,562	(5)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(96)	(697)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(132)	(678)	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						6,338		6,211	7,175	(8)(14)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.20%	1.50%	8/22/2029		3,361	3,361	3,361	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	7.20%	1.50%	8/22/2029		1,940	1,940	1,940	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%		11.70%	8/22/2029		5,623	5,623	5,623	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	Common Stock						1,658,698		5,540	3,085	(8)(14)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.50%	9.75%		9/17/2031		23,063	22,832	23,063	(5)(8)(9)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%			9/17/2031		—	(194)	(202)	(5)(8)(9)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.25%	7.31%		9/17/2031		€50,768	55,252	59,652	(5)(8)(10)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031		—	(18)	(18)	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.00%			9/30/2031		—	(87)	(7)	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031		$18,573	18,565	18,565	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031		10,349	10,245	10,349	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031		—	(11)	—	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031		36,789	36,716	36,789
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	9.00%		9/30/2031		26,220	25,490	26,220
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	11.23%		1/23/2029		58,690	58,103	58,068	(5)(8)(10)
Project Accelerate Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	5.25%	9.41%		2/24/2031		43,203	42,870	43,203	(5)(8)
Project Accelerate Parent, LLC	Systems Software	First Lien Revolver	SOFR+	5.25%			2/22/2031		—	(48)	—	(5)(8)(9)
Propio LS, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	8.75%		5/10/2030		10,189	10,087	10,097
Propio LS, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	9.05%		5/10/2030		27,834	27,555	27,583	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Propio LS, LLC	Diversified Support Services	First Lien Revolver	SOFR+	4.75%			5/10/2030			—	$(10)	$(9)	(5)(8)(9)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			7.15%		10/15/2034			$5,240	5,227	5,260	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			10.05%		10/15/2034			5,471	5,391	5,450	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			14.64%		10/15/2034			7,289	7,289	7,314	(8)(10)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.41%		9/20/2030			62,936	61,973	61,633	(5)(8)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%	9.41%		9/20/2030			1,793	1,691	1,655	(5)(8)(9)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	9.74%		1/31/2028			£27,922	35,193	37,590	(5)(8)(10)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	8.16%		4/5/2030			$38,792	35,989	33,720	(5)
Rockford Tower CLO 2024-1	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	11.81%		4/20/2037			2,500	2,478	2,538	(5)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%			7/1/2032			—	(179)	(165)	(5)(8)(9)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%	8.91%		7/1/2032			70,109	72,380	72,445	(5)(8)(10)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029			91,668	91,282	93,043	(5)(8)(10)(12)
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.75%		12/16/2028			31,622	31,565	31,760	(5)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.18%		3/27/2028			2,456	2,423	2,419	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.25%		3/27/2028			3,332	3,269	3,251	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	5.00%			3/27/2028			—	(38)	(57)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%			3/27/2028			—	(29)	(128)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	9.16%		3/27/2028			17,070	16,815	16,813	(5)(8)
Seres Therapeutics, Inc.	Biotechnology	Warrants						4,674			293	40	(8)(10)(14)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	10.00%		5/20/2030			57,240	56,444	56,484	(5)(8)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%			5/20/2030			—	(101)	(96)	(5)(8)(9)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.91%		4/19/2029			82,936	81,759	81,609	(5)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(144)	(159)	(5)(8)(9)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	BBSW+	4.75%	8.35%		9/2/2032		A$	8,490	5,469	5,557
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	E+	4.75%	6.82%		9/2/2032			€4,699	5,412	5,452
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	SONIA+	4.75%	8.72%		8/15/2032			£18,960	25,086	25,206
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.25%	6.00%		1/30/2032			¥2,257,303	14,379	15,068	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	5.00%	7.72%		1/30/2032		C$	21,111	14,378	14,957	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.13%		1/30/2032			$116,604	115,021	114,948	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			1/30/2032			—	(358)	(377)	(5)(8)(9)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			26,481	25,576	26,316
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	10.05%		9/4/2029			23,649	22,784	22,485	(5)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	8.00%		9/27/2030			65,183	64,063	65,265	(5)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.50%	8.52%		4/25/2031			€48,203	$50,670	$55,547	(5)(8)(9)(10)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.75%		11/22/2031			$56,457	56,023	55,892	(5)(8)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031			—	(52)	(33)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	8.95%		11/22/2030		$468	$403	$392	(5)(8)(9)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	10.04%		5/26/2028		24,340	23,691	21,359	(5)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	8.91%		10/31/2031		1,838	1,780	1,814	(5)(8)(9)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	8.91%		10/31/2031		50,579	50,140	50,469	(5)(8)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	4.75%	8.91%		10/31/2031		421	372	410	(5)(8)(9)(10)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			1/31/2029		—	(9)	(12)	(5)(8)(9)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.03%		1/31/2029		8,060	7,956	8,012	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.03%		1/31/2029		3,801	3,759	3,778	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	9.00%		1/31/2029		8,257	8,165	8,208	(5)(8)
Trident TPI Holdings Inc	Metal, Glass & Plastic Containers	First Lien Term Loan	SOFR+	3.75%	7.75%		9/15/2028		12,251	12,251	12,053	(5)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	11.40%		1/25/2034		2,785	2,627	2,746	(5)(10)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		2,019	2,000	1,999	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		7,720	7,523	7,530	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		76,676	75,554	75,925	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%			2/13/2032		—	(41)	(28)	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%			2/13/2032		—	(69)	(95)	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.00%			2/13/2031		—	(110)	(76)	(5)(8)(9)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%			7/31/2030		—	—	—	(5)(8)(9)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%			7/31/2030		—	—	—	(5)(8)(9)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	10.25%		7/31/2030		22,004	21,579	21,608
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.70%		9/10/2031		1,240	1,240	1,241	(5)(8)(9)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.82%	3.13%	9/10/2031		16,907	16,738	16,910	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.48%		9/10/2031		2,055	2,005	2,055	(5)(8)(9)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.70%		9/10/2031		45,964	45,573	45,973
Verde Purchaser, LLC	Trading Companies & Distributors	First Lien Term Loan	SOFR+	4.00%	8.00%		11/30/2030		16,191	16,121	16,051	(5)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		6,308	6,182	6,529	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		6,758	6,623	6,995	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			9.70%		5/9/2029		4,956	4,885	5,129	(8)(10)
Verona Pharma, Inc.	Pharmaceuticals	First Lien Term Loan			11.00%		5/9/2029		—	—	—	(8)(9)(10)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.25%			6/24/2031		—	(16)	—	(5)(8)(9)(10)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.25%	9.22%		6/24/2031		£40,334	50,761	54,300	(5)(8)(10)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.52%		6/16/2031		$48,905	48,208	48,245	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%			5/20/2032		—	$(52)	—	(5)(8)(9)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.66%		5/20/2032		$66,145	65,649	$66,040	(5)(8)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%	8.67%		5/20/2032		1,850	1,781	1,835	(5)(8)(9)
Whitney Merger Sub, Inc.	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		7/3/2032		68,401	67,717	67,765	(5)(8)
Whitney Merger Sub, Inc.	Application Software	First Lien Revolver	SOFR+	4.75%			7/3/2032		—	(98)	(91)	(5)(8)(9)
Woodmont 2022-9 Trust	Multi-Sector Holdings	CLO Notes	SOFR+	7.77%	12.09%		10/25/2036		9,385	9,298	9,282	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/29/2029		2,636	2,636	2,639	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/28/2029		55,625	54,718	55,653	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029		—	(101)	(17)	(5)(8)(9)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.96%		10/26/2029		23,535	23,486	23,119	(5)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan			9.50%		10/26/2029		10,000	9,751	10,045
Total Non-Control/Non-Affiliate Investments (151.9% of net assets)										$6,863,940	$6,899,031
BNY Mellon Short Term Investment Fund										144,271	144,271
Goldman Sachs FS Treasury Obligations Fund										55,166	55,166
Dreyfus Treasury Cash Management Fund										415	415
Fidelity Investments Money Market Treasury Fund										10,735	10,735
Other cash accounts										49,819	49,819
Cash and Cash Equivalents and Restricted Cash (5.7% of net assets)										$260,406	$260,406

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$5,807	A$	8,803	3/12/2026	ING Capital LLC	$(35)
Foreign currency forward contract	$37,756		£27,817	12/11/2025	ING Capital LLC	303
Foreign currency forward contract	$15,567		¥2,257,924	3/12/2026	ING Capital LLC	38
Foreign currency forward contract	$25,380	Nkr	253,837	3/12/2026	ING Capital LLC	(55)
Foreign currency forward contract	$38,208	kr	354,368	12/11/2025	ING Capital LLC	360
Foreign currency forward contract	$15,362	C$	21,051	3/12/2026	Wells Fargo Securities, LLC	124
Foreign currency forward contract	$514,722		€433,136	3/12/2026	Wells Fargo Securities, LLC	1,318
Foreign currency forward contract	$391,119		£288,518	12/11/2025	Wells Fargo Securities, LLC	2,658
						$4,711

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$8,940
Interest rate swap	Fixed 6.5%	Floating 3-month SOFR +2.5954%	Morgan Stanley Bank, N.A.	7/23/2029	$400,000	$6,493
Interest rate swap	Fixed 6.19%	Floating 3-month SOFR +2.4926%	Royal Bank of Canada	7/15/2030	$400,000	$4,038
						$19,471
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate (“SOFR”), the euro interbank offered rate (“EURIBOR” or “E”), the sterling overnight index average (“SONIA”), the Tokyo overnight average rate ("TONA"), the Canadian overnight repo rate average ("CORRA"), the bank bill swap rate ("BBSW"), the Norwegian interbank offered rate (“NIBOR”), the Stockholm interbank offered rate ("STIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2025, the reference rates for the Company’s variable rate loans were the 30-day SOFR at 4.13%, the 90-day SOFR at 3.98%, the 180-day SOFR at 3.85%, the PRIME at 7.25%, the SONIA at 4.19%, the TONA at 0.75%, the 90-day CORRA at 2.54%, the 90-day BBSW at 3.58%, the 90-day NIBOR at 4.13%, the 90-day STIBOR at 1.89%, the 30-day EURIBOR at 1.93%, the 90-day EURIBOR at 2.03% and the 180-day EURIBOR at 2.10%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(6)Principal includes accumulated payment in kind (“PIK”) interest and is net of repayments, if any. “€” signifies the investment is denominated in Euros. “£” signifies the investment is denominated in British Pounds. "C$" signifies the investment is denominated in Canadian dollar. "¥" signifies the investment is denominated in Japanese Yen. “Nkr” signifies the investment is denominated in Norwegian Krone. "kr" signifies the investment is denominated in Swedish Krone. All other investments are denominated in U.S. dollars.
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
(8)As of September 30, 2025, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, qualifying assets represented 72.1% of the Company’s total assets and non-qualifying assets represented 27.9% of the Company’s total assets.
(11)This investment was on non-accrual status as of September 30, 2025.
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
(13)Income producing through payment of dividends or distributions.
(14)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $31,652, or 0.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Type of Investment	Acquisition Date
ADC Therapeutics SA	Warrants	8/15/2022
AIP RD Buyer Corp.	Common Stock	12/23/2021
athenahealth Group Inc.	Preferred Equity	2/15/2022
BioXcel Therapeutics, Inc.	Common Stock	11/25/2024
BioXcel Therapeutics, Inc.	Warrants	4/28/2022
BioXcel Therapeutics, Inc.	Warrants	3/20/2024
Delta Leasing SPV II LLC	Preferred Equity	8/31/2022
Delta Leasing SPV II LLC	Common Stock	8/31/2022
Delta Leasing SPV II LLC	Warrants	8/31/2022
Eyesouth Eye Care Holdco LLC	Common Stock	10/7/2022
JN Bidco LLC	Common Stock	8/12/2024
Mesoblast, Inc.	Warrants	12/20/2021
Paulus Holdings Public Limited Company	Preferred Equity	10/14/2022
Paulus Holdings Public Limited Company	Warrants	10/14/2022
PetVet Care Centers, LLC	Preferred Equity	11/14/2023
Pluralsight, LLC	Common Stock	8/22/2024
Seres Therapeutics, Inc.	Warrants	4/27/2023
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

As of September 30, 2025, the Company has issued and sold 147,143,217 Class I shares for an aggregate purchase price of $3,460.1 million of which $100.0 million was purchased by an affiliate of the Adviser, 55,729,694 Class S shares for an aggregate purchase price of $1,309.9 million, 170,612 Class D shares for an aggregate purchase price of $4.0 million and 52,731 Class T shares for an aggregate purchase price of $1.2 million.

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

Fair Value Measurements:

The Adviser, as the valuation designee of the Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of the Company’s assets, including unfunded commitments, on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
The fair value of the Company’s investments as of September 30, 2025 and September 30, 2024 was determined by the Adviser, as the Board’s valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Interest Rate Swaps
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
Restricted Securities:
The Company may invest in securities that may be deemed “restricted securities” for purposes of Regulation S-X. Disposal of these restricted securities, which are valued in accordance with the Company’s valuation policy as described under “—Fair Value Measurements”, may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult due to legal and/or contractual restrictions. Information regarding restricted securities is included in the Schedules of Investments.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2025, there was one investment on non-accrual status that represented 0.2% and less than 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2024, there was one investment on non-accrual status that represented 0.1% and 0.1% of total debt investments at cost and fair value, respectively.
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
As of September 30, 2025, included in restricted cash was $44.4 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facilities, the Company was restricted in terms of access to the $44.4 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the Company’s compliance with the terms of the SPV credit facilities. As of September 30, 2024, included in restricted cash was $43.3 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities.
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
Segment Reporting:
The Company operates as a single reportable segment and derives revenues from investing primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies and manages the business on a consolidated basis.
The chief operating decision maker (“CODM”) is composed of the Company’s chief executive officer and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is "Net increase (decrease) in net assets resulting from operations" which is reported on the Consolidated Statement of Operations.
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount recommended to the Board for distribution to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Consolidated Statements of Assets and Liabilities and the significant segment expenses are listed on the Consolidated Statement of Operations.
Organization and Offering Costs:
Costs associated with the organization of the Company are expensed as incurred. Costs associated with the offering of Common Shares of the Company are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence.
For each of the fiscal years ended September 30, 2025, 2024 and 2023, the Company expensed organization costs of less than $0.1 million. As of September 30, 2025 and September 30, 2024, $0.7 million and $0.6 million, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the fiscal years ended September 30, 2025, 2024 and 2023, the Company amortized offering costs of $2.1 million, $1.0 million and $2.7 million, respectively.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 effective September 30, 2025 and concluded that the application of this guidance did not materially impact its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
Portfolio Composition
As of September 30, 2025, the fair value of the Company’s investment portfolio was $6,899.0 million and was composed of investments in 158 portfolio companies. As of September 30, 2024, the fair value of the Company’s investment portfolio was $4,576.2 million and was composed of investments in 180 portfolio companies.
As of September 30, 2025 and September 30, 2024, the Company’s investment portfolio consisted of the following:

	September 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$6,414,699	93.45%	$4,037,376	89.12%
Subordinated Debt	423,818	6.17%	468,071	10.33%
Preferred Equity	14,080	0.21%	12,234	0.27%
Common Equity and Warrants	11,343	0.17%	12,731	0.28%
Total	$6,863,940	100.00%	$4,530,412	100.00%

	September 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$6,438,079	93.32%	141.75%	$4,073,936	89.02%	128.74%
Subordinated Debt	429,299	6.22%	9.45%	476,093	10.40%	15.05%
Preferred Equity	18,658	0.27%	0.41%	14,008	0.31%	0.44%
Common Equity and Warrants	12,995	0.19%	0.29%	12,196	0.27%	0.39%
Total	$6,899,031	100.00%	151.90%	$4,576,233	100.00%	144.62%

The composition of the Company’s debt investments as of September 30, 2025 and September 30, 2024 by floating rates and fixed rates was as follows:

	September 30, 2025		September 30, 2024
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$6,413,837	93.40%	$4,184,708	91.97%
Fixed rate	453,541	6.60%	365,321	8.03%
Total	$6,867,378	100.00%	$4,550,029	100.00%

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

	September 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
United States	$5,722,070	83.37%	$3,845,172	84.89%
United Kingdom	403,707	5.88%	273,693	6.04%
Sweden	306,364	4.46%	55,033	1.21%
Germany	176,834	2.58%	—	—%
Netherlands	110,787	1.61%	51,988	1.15%
Luxembourg	89,870	1.31%	87,862	1.94%
Canada	20,961	0.31%	66,649	1.47%
Costa Rica	16,522	0.24%	13,174	0.29%
Switzerland	10,385	0.15%	10,309	0.23%
Jamaica	4,757	0.07%	—	—%
Australia	1,683	0.02%	2,030	0.04%
Cayman Islands	—	—%	60,841	1.34%
India	—	—%	39,469	0.87%
France	—	—%	12,907	0.28%
Chile	—	—%	11,285	0.25%
Total	$6,863,940	100.00%	$4,530,412	100.00%

	September 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$5,718,209	82.89%	125.89%	$3,870,681	84.59%	122.34%
United Kingdom	414,953	6.01%	9.14%	285,463	6.24%	9.02%
Sweden	313,062	4.54%	6.89%	55,211	1.21%	1.74%
Germany	185,742	2.69%	4.09%	—	—%	—%
Netherlands	116,216	1.68%	2.56%	53,686	1.17%	1.70%
Luxembourg	94,947	1.38%	2.09%	89,270	1.95%	2.82%
Canada	22,105	0.32%	0.49%	69,066	1.51%	2.18%
Costa Rica	16,789	0.24%	0.37%	13,269	0.29%	0.42%
Switzerland	10,305	0.15%	0.23%	10,199	0.22%	0.32%
Jamaica	4,894	0.07%	0.11%	—	—%	—%
Australia	1,809	0.03%	0.04%	2,027	0.04%	0.06%
Cayman Islands	—	—%	—%	61,815	1.35%	1.95%
India	—	—%	—%	39,751	0.87%	1.26%
France	—	—%	—%	13,702	0.30%	0.43%
Chile	—	—%	—%	12,093	0.26%	0.38%
Total	$6,899,031	100.00%	151.90%	$4,576,233	100.00%	144.62%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2025 and September 30, 2024 was as follows:

	September 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$1,077,261	15.67%	$802,052	17.68%
Aerospace & Defense	440,518	6.42%	167,035	3.69%
Health Care Services	408,129	5.95%	198,585	4.38%
Life Sciences Tools & Services	311,963	4.54%	45,002	0.99%
Pharmaceuticals	307,950	4.49%	127,146	2.81%
Diversified Support Services	269,009	3.92%	217,545	4.80%
Interactive Media & Services	259,735	3.78%	168,052	3.71%
Specialized Finance	242,474	3.53%	58,235	1.29%
Systems Software	230,953	3.36%	211,410	4.67%
Packaged Foods & Meats	221,939	3.23%	80,098	1.77%
Health Care Equipment	221,030	3.22%	42,787	0.94%
Building Products	179,198	2.61%	—	—%
Specialized Consumer Services	177,353	2.58%	54,395	1.20%
Education Services	159,758	2.33%	123,399	2.72%
Health Care Supplies	153,582	2.24%	67,927	1.50%
Diversified Financial Services	141,952	2.07%	161,995	3.58%
Insurance Brokers	131,423	1.91%	113,638	2.51%
Health Care Technology	114,695	1.67%	128,155	2.83%
Construction & Engineering	107,579	1.57%	71,267	1.57%
Electrical Components & Equipment	96,510	1.41%	83,736	1.85%
Research & Consulting Services	93,967	1.37%	36,858	0.81%
Construction Machinery & Heavy Transportation Equipment	84,857	1.24%	60,915	1.34%
Environmental & Facilities Services	84,561	1.23%	77,721	1.72%
Drug Retail	84,288	1.23%	—	—%
Multi-Sector Holdings	84,056	1.22%	185,750	4.10%
Communications Equipment	81,615	1.19%	87,981	1.94%
Property & Casualty Insurance	76,662	1.12%	68,452	1.51%
Office Services & Supplies	76,041	1.11%	85,692	1.89%
Other Specialty Retail	69,073	1.01%	82,825	1.83%
Cable & Satellite	67,734	0.99%	20,900	0.46%
Real Estate Services	58,482	0.85%	—	—%
Industrial Machinery & Supplies & Components	58,103	0.85%	104,147	2.30%
Distributors	56,976	0.83%	28,823	0.64%
Soft Drinks & Non-alcoholic Beverages	56,343	0.82%	—	—%
Air Freight & Logistics	51,249	0.75%	—	—%
Asset Management & Custody Banks	50,745	0.74%	58,889	1.30%
Financial Exchanges & Data	47,035	0.69%	47,635	1.05%
Movies & Entertainment	45,345	0.66%	39,844	0.88%
Alternative Carriers	45,152	0.66%	—	—%
Diversified Chemicals	44,349	0.65%	15,085	0.33%
Trading Companies & Distributors	38,561	0.56%	83,101	1.83%
Paper & Plastic Packaging Products & Materials	37,703	0.55%	56,443	1.25%
Food Distributors	35,193	0.51%	21,638	0.48%
Footwear	31,650	0.46%	—	—%
Wireless Telecommunication Services	27,550	0.40%	71,808	1.59%
Gold	20,961	0.31%	27,777	0.61%
Hotels, Resorts & Cruise Lines	20,535	0.30%	20,621	0.46%
Consumer Finance	19,701	0.29%	14,086	0.31%
Specialty Chemicals	17,325	0.25%	—	—%
Biotechnology	12,361	0.18%	12,632	0.28%
Metal, Glass & Plastic Containers	12,251	0.18%	24,703	0.55%
Health Care Distributors	10,422	0.15%	32,423	0.72%
Real Estate Development	10,083	0.15%	25,391	0.56%
Data Processing & Outsourced Services	—	—%	55,825	1.23%
Diversified Metals & Mining	—	—%	39,469	0.87%
Commodity Chemicals	—	—%	31,556	0.70%
Electronic Components	—	—%	28,843	0.64%
Health Care Facilities	—	—%	25,320	0.56%
Advertising	—	—%	13,983	0.31%
Passenger Airlines	—	—%	11,285	0.25%
Leisure Facilities	—	—%	9,532	0.21%
Total	$6,863,940	100.00%	$4,530,412	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$1,075,502	15.57%	23.69%	$804,201	17.60%	25.39%
Aerospace & Defense	442,866	6.42%	9.75%	168,200	3.68%	5.32%
Health Care Services	406,784	5.90%	8.96%	200,245	4.38%	6.33%
Pharmaceuticals	314,560	4.56%	6.93%	127,419	2.78%	4.03%
Life Sciences Tools & Services	312,748	4.53%	6.89%	44,624	0.98%	1.41%
Diversified Support Services	269,835	3.91%	5.94%	219,822	4.80%	6.95%
Interactive Media & Services	263,529	3.82%	5.80%	170,682	3.73%	5.39%
Specialized Finance	243,369	3.53%	5.36%	58,704	1.28%	1.86%
Systems Software	231,233	3.35%	5.09%	215,119	4.70%	6.80%
Health Care Equipment	224,448	3.25%	4.94%	44,170	0.97%	1.40%
Packaged Foods & Meats	223,605	3.24%	4.92%	80,657	1.76%	2.55%
Building Products	179,114	2.60%	3.94%	—	—%	—%
Specialized Consumer Services	177,197	2.57%	3.90%	54,411	1.19%	1.72%
Education Services	155,806	2.26%	3.43%	125,101	2.73%	3.95%
Health Care Supplies	153,918	2.23%	3.39%	68,395	1.49%	2.16%
Diversified Financial Services	148,590	2.15%	3.27%	162,943	3.56%	5.15%
Insurance Brokers	132,313	1.92%	2.91%	113,693	2.48%	3.59%
Health Care Technology	123,048	1.78%	2.71%	131,358	2.87%	4.15%
Construction & Engineering	101,248	1.47%	2.23%	71,067	1.55%	2.25%
Electrical Components & Equipment	96,323	1.40%	2.12%	83,490	1.82%	2.64%
Research & Consulting Services	88,990	1.29%	1.96%	38,103	0.83%	1.20%
Multi-Sector Holdings	86,117	1.25%	1.90%	190,554	4.16%	6.02%
Construction Machinery & Heavy Transportation Equipment	85,255	1.24%	1.88%	62,291	1.36%	1.97%
Drug Retail	84,282	1.22%	1.86%	—	—%	—%
Environmental & Facilities Services	82,078	1.19%	1.81%	77,622	1.70%	2.45%
Communications Equipment	81,450	1.18%	1.79%	88,160	1.93%	2.79%
Property & Casualty Insurance	77,904	1.13%	1.72%	68,654	1.50%	2.17%
Office Services & Supplies	71,936	1.04%	1.58%	83,843	1.83%	2.65%
Other Specialty Retail	71,224	1.03%	1.57%	87,962	1.92%	2.78%
Cable & Satellite	68,135	0.99%	1.50%	21,105	0.46%	0.67%
Real Estate Services	58,656	0.85%	1.29%	—	—%	—%
Industrial Machinery & Supplies & Components	58,068	0.84%	1.28%	104,754	2.29%	3.31%
Distributors	57,204	0.83%	1.26%	29,131	0.64%	0.92%
Soft Drinks & Non-alcoholic Beverages	56,388	0.82%	1.24%	—	—%	—%
Asset Management & Custody Banks	54,300	0.79%	1.20%	62,259	1.36%	1.97%
Air Freight & Logistics	51,502	0.75%	1.13%	—	—%	—%
Diversified Chemicals	50,531	0.73%	1.11%	15,875	0.35%	0.50%
Financial Exchanges & Data	47,723	0.69%	1.05%	47,726	1.04%	1.51%
Movies & Entertainment	45,965	0.67%	1.01%	40,011	0.87%	1.26%
Alternative Carriers	45,601	0.66%	1.00%	—	—%	—%
Trading Companies & Distributors	38,349	0.56%	0.84%	84,343	1.84%	2.67%
Paper & Plastic Packaging Products & Materials	37,857	0.55%	0.83%	56,646	1.24%	1.79%
Food Distributors	37,590	0.54%	0.83%	23,641	0.52%	0.75%
Footwear	34,219	0.50%	0.75%	—	—%	—%
Wireless Telecommunication Services	27,695	0.40%	0.61%	71,968	1.57%	2.27%
Gold	22,105	0.32%	0.49%	29,672	0.65%	0.94%
Hotels, Resorts & Cruise Lines	20,095	0.29%	0.44%	20,415	0.45%	0.65%
Consumer Finance	19,912	0.29%	0.44%	13,952	0.30%	0.44%
Specialty Chemicals	17,400	0.25%	0.38%	—	—%	—%
Biotechnology	12,154	0.18%	0.27%	12,273	0.27%	0.39%
Metal, Glass & Plastic Containers	12,053	0.17%	0.27%	25,307	0.55%	0.80%
Real Estate Development	10,138	0.15%	0.22%	25,374	0.55%	0.80%
Health Care Distributors	10,119	0.15%	0.22%	31,732	0.69%	1.00%
Data Processing & Outsourced Services	—	—%	—%	57,220	1.25%	1.81%
Diversified Metals & Mining	—	—%	—%	39,751	0.87%	1.26%
Commodity Chemicals	—	—%	—%	31,916	0.70%	1.01%
Electronic Components	—	—%	—%	28,826	0.63%	0.91%
Health Care Facilities	—	—%	—%	25,524	0.56%	0.81%
Advertising	—	—%	—%	13,988	0.31%	0.44%
Passenger Airlines	—	—%	—%	12,093	0.26%	0.38%
Leisure Facilities	—	—%	—%	9,241	0.20%	0.29%
Total	$6,899,031	100.00%	151.90%	$4,576,233	100.00%	144.62%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2025 on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$1,418,025	$5,020,054	$6,438,079
Subordinated debt (including CLO notes and credit linked notes)	—	164,010	265,289	429,299
Common equity and warrants	33	—	12,962	12,995
Preferred equity	—	—	18,658	18,658
Total investments at fair value	33	1,582,035	5,316,963	6,899,031
Cash equivalents	210,587	—	—	210,587
Derivative assets	—	24,182	—	24,182
Total assets at fair value	$210,620	$1,606,217	$5,316,963	$7,133,800
Derivative liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—
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
The principal values of the credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. The Adviser used market quotes as of the valuation date to estimate the fair value of the Company’s 8.400% notes due 2028, 6.500% notes due 2029 and 6.190% notes due 2030, which are included in Level 2 of the hierarchy.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the changes in fair value from September 30, 2024 to September 30, 2025 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes and Credit-Linked Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2024	$2,890,580	$223,942	$14,008	$12,196	$3,140,726
Purchases	2,819,000	114,708	160	35	2,933,903
Sales and repayments	(699,373)	(80,431)	—	(257)	(780,061)
Transfers in (a)(b)	36,264	—	1,552	—	37,816
Transfers out (a)(b)	(68,256)	—	—	(860)	(69,116)
Capitalized PIK interest income	6,711	3,034	223	—	9,968
Accretion of OID	21,298	2,298	—	—	23,596
Net unrealized appreciation (depreciation)	12,222	1,717	2,804	2,155	18,898
Net realized gains (losses)	1,608	21	(89)	(307)	1,233
Fair value as of September 30, 2025	$5,020,054	$265,289	$18,658	$12,962	$5,316,963
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2025	$21,004	$1,878	$2,804	$2,118	$27,804
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the year ended September 30, 2025 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) There were investment restructurings during the year ended September 30, 2025 in which Level 3 senior secured debt was exchanged for Level 3 preferred equity.
The following table provides a roll-forward of the changes in fair value from September 30, 2023 to September 30, 2024 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of September 30, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$4,896,387	Market Yield	Market Yield	(b)	6.0%	-	26.0%	9.3%
	10,924	Enterprise Value	Revenue Multiple	(d)	2.1x	-	2.3x	2.2x
	2,935	Enterprise Value	EBITDA Multiple	(d)	6.3x	-	8.3x	7.3x
	109,808	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Subordinated debt	265,289	Market Yield	Market Yield	(b)	3.0%	-	12.0%	7.1%
Common equity and warrants & preferred equity	14,236	Enterprise Value	Revenue Multiple	(d)	2.2x	-	5.0x	2.6x
	17,384	Enterprise Value	EBITDA Multiple	(d)	6.5x	-	14.3x	12.8x
Total	$5,316,963
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when a market participant would take into account market yield when pricing the investment.
(c) Used when there is an observable transaction or pending event for the investment.
(d) Used when a market participant would use such multiple when pricing the investment.

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
Note 4. Fee Income
For the years ended September 30, 2025, 2024 and 2023, the Company recorded total fee income of $7.9 million, $7.4 million and $1.1 million, respectively, of which $0.3 million, $0.1 million and $0.2 million, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the years ended September 30, 2025, 2024 and 2023:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2022	15,628	$156	$380,646	$(14,075)	$366,727
Issuance of Common Shares in private and public offering	48,821	488	1,145,212	—	1,145,700
Issuance of Common Shares under distribution reinvestment plan	675	7	15,821	—	15,828
Shares repurchased, net of early repurchase deduction	(228)	(2)	(5,374)	—	(5,376)
Net investment income	—	—	—	68,212	68,212
Net unrealized appreciation (depreciation)	—	—	—	22,685	22,685
Net realized gains (losses)	—	—	—	(4,050)	(4,050)
Provision for income tax (expense) benefit	—	—	—	(227)	(227)
Distributions to shareholders	—	—	—	(80,294)	(80,294)
Balance at September 30, 2023	64,896	$649	$1,536,305	$(7,749)	$1,529,205
Issuance of Common Shares in private and public offering	68,655	686	1,616,743	—	1,617,429
Issuance of Common Shares under distribution reinvestment plan	2,857	29	67,587	—	67,616
Shares repurchased, net of early repurchase deduction	(2,120)	(21)	(49,889)	—	(49,910)
Net investment income	—	—	—	224,242	224,242
Net unrealized appreciation (depreciation)	—	—	—	28,106	28,106
Net realized gains (losses)	—	—	—	(3,612)	(3,612)
Provision for income tax (expense) benefit	—	—	—	(885)	(885)
Distributions to shareholders	—	—	—	(247,851)	(247,851)
Balance at September 30, 2024	134,288	$1,343	$3,170,746	$(7,749)	$3,164,340
Issuance of Common Shares in private and public offering	70,022	700	1,631,094	—	1,631,794
Issuance of Common Shares under distribution reinvestment plan	4,448	44	103,623	—	103,667
Shares repurchased, net of early repurchase deduction	(12,037)	(120)	(278,741)	—	(278,861)
Net investment income	—	—	—	329,111	329,111
Net unrealized appreciation (depreciation)	—	—	—	(16,124)	(16,124)
Net realized gains (losses)	—	—	—	51	51
Provision for income tax (expense) benefit	—	—	—	(70)	(70)
Reclassification of additional paid-in capital	—	—	(34,896)	34,896	—
Distributions to shareholders	—	—	—	(392,103)	(392,103)
Balance at September 30, 2025	196,721	$1,967	$4,591,826	$(51,988)	$4,541,805

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Capital Activity
The Company has the authority to issue an unlimited number of Class I, Class S, Class T and Class D Common Shares. As of September 30, 2025, the Company has issued and sold 147,143,217 Class I shares for an aggregate purchase price of $3,460.1 million, 55,729,694 Class S shares for an aggregate purchase price of $1,309.9 million, 170,612 Class D shares for an aggregate purchase price of $4.0 million and 52,731 Class T shares for an aggregate purchase price of $1.2 million. As of September 30, 2025, the Company has issued 3,565,727 Class I shares, 4,437,234 Class S shares, 7,128 Class D shares and zero Class T shares pursuant to its distribution reinvestment plan.
The following table summarizes transactions in Common Shares for the year ended September 30, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	56,797,864	$1,322,919
Share transfers between classes	502,031	11,620
Issuance of Common Shares under distribution reinvestment plan	1,947,375	45,763
Share repurchases, net of early repurchase deduction	(9,421,114)	(218,190)
Net increase (decrease)	49,826,156	$1,162,112
Class S
Issuance of Common Shares in public offering	13,079,221	$305,511
Share transfers between classes	(502,031)	(11,620)
Issuance of Common Shares under distribution reinvestment plan	2,495,894	57,793
Share repurchases, net of early repurchase deduction	(2,612,461)	(60,594)
Net increase (decrease)	12,460,623	$291,090
Class D
Issuance of Common Shares in public offering	91,626	$2,146
Issuance of Common Shares under distribution reinvestment plan	4,822	111
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	93,161	$2,180
Class T
Issuance of Common Shares in public offering	52,731	$1,218
Issuance of Common Shares under distribution reinvestment plan	—	—
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	52,731	$1,218
Total net increase (decrease)	62,432,671	$1,456,600

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table summarizes transactions in Common Shares for the year ended September 30, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	45,811,794	$1,079,267
Share transfers between classes	37,004	872
Issuance of Common Shares under distribution reinvestment plan	1,284,718	30,450
Share repurchases, net of early repurchase deduction	(1,352,519)	(31,860)
Net increase (decrease)	45,780,997	$1,078,729
Class S
Issuance of Common Shares in public offering	22,770,423	$536,446
Share transfers between classes	(37,004)	(872)
Issuance of Common Shares under distribution reinvestment plan	1,570,456	37,112
Share repurchases, net of early repurchase deduction	(767,699)	(18,050)
Net increase (decrease)	23,536,176	$554,636
Class D
Issuance of Common Shares in public offering	72,809	$1,716
Issuance of Common Shares under distribution reinvestment plan	2,289	54
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	75,098	$1,770
Total net increase (decrease)	69,392,271	$1,635,135
The following table summarizes transactions in Common Shares for the fiscal year ended September 30, 2023:

	Shares	Amount
Class I
Issuance of Common Shares in public offering	30,975,834	$726,878
Issuance of Common Shares under dividend reinvestment plan	312,297	7,328
Share repurchases, net of early repurchase deduction	(225,337)	(5,309)
Net increase (decrease)	31,062,794	$728,897
Class S
Issuance of Common Shares in public offering	17,839,100	$418,677
Issuance of Common Shares under dividend reinvestment plan	362,467	8,500
Share repurchases, net of early repurchase deduction	(2,830)	(67)
Net increase (decrease)	18,198,737	$427,110
Class D
Issuance of Common Shares in public offering	6,177	$145
Issuance of Common Shares under dividend reinvestment plan	17	—
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	6,194	$145
Total net increase (decrease)	49,267,725	$1,156,152

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, Class D and Class T shares for the years ended September 30, 2025, 2024 and 2023.

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2024	$23.55	$23.55	$23.55	—
November 30, 2024	$23.56	$23.56	$23.56	—
December 31, 2024	$23.52	$23.52	$23.52	—
January 31, 2025	$23.49	$23.49	$23.49	—
February 28, 2025	$23.41	$23.41	$23.41	—
March 31, 2025	$23.28	$23.28	$23.28	—
April 30, 2025	$23.12	$23.12	$23.12	—
May 31, 2025	$23.16	$23.16	$23.16	—
June 30, 2025	$23.14	$23.14	$23.14	—
July 31, 2025	$23.13	$23.13	$23.13	—
August 31, 2025	$23.10	$23.10	$23.10	—
September 30, 2025	$23.09	$23.09	$23.09	$23.09

	Class I Shares	Class S Shares	Class D Shares
October 31, 2023	$23.39	$23.39	$23.39
November 30, 2023	$23.51	$23.51	$23.51
December 31, 2023	$23.62	$23.62	$23.62
January 31, 2024	$23.60	$23.60	$23.60
February 29, 2024	$23.58	$23.58	$23.58
March 31, 2024	$23.61	$23.61	$23.61
April 30, 2024	$23.59	$23.59	$23.59
May 31, 2024	$23.59	$23.59	$23.59
June 30, 2024	$23.53	$23.53	$23.53
July 31, 2024	$23.54	$23.54	$23.54
August 31, 2024	$23.55	$23.55	$23.55
September 30, 2024	$23.56	$23.56	$23.56

	Class I Shares	Class S Shares	Class D Shares
October 31, 2022	$23.33	$23.33	—
November 30, 2022	$23.46	$23.46	—
December 31, 2022	$23.23	$23.23	—
January 31, 2023	$23.64	$23.64	—
February 28, 2023	$23.56	$23.56	—
March 31, 2023	$23.42	$23.42	—
April 30, 2023	$23.40	$23.40	—
May 31, 2023	$23.23	$23.23	—
June 30, 2023	$23.48	$23.48	$23.48
July 31, 2023	$23.54	$23.54	$23.54
August 31, 2023	$23.60	$23.60	$23.60
September 30, 2023	$23.56	$23.56	$23.56

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Distributions
The Board authorizes and declares monthly distributions per outstanding Common Share. The following table presents distributions that were declared during the year ended September 30, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.2000	20,068
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.2000	21,111
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.2000	22,009
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.2000	24,397
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.2000	26,500
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.2000	26,775
Monthly	July 24, 2025	July 29, 2025	August 27, 2025	0.2000	26,667
Monthly	August 25, 2025	August 28, 2025	September 26, 2025	0.2000	27,867
Monthly	September 26, 2025	September 29, 2025	October 30, 2025	0.1800	25,447
				$2.3800	$277,831

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1833	9,026
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1834	9,278
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1834	9,543
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.1835	9,817
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.1836	10,006
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.1836	10,233
Monthly	July 24, 2025	July 29, 2025	August 27, 2025	0.1836	10,273
Monthly	August 25, 2025	August 28, 2025	September 26, 2025	0.1836	10,454
Monthly	September 26, 2025	September 29, 2025	October 30, 2025	0.1636	9,445
				$2.1815	$113,938

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1951	22
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1951	24
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1951	31
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.1952	31
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.1952	31
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.1952	31
Monthly	July 24, 2025	July 29, 2025	August 27, 2025	0.1952	32
Monthly	August 25, 2025	August 28, 2025	September 26, 2025	0.1952	34
Monthly	September 26, 2025	September 29, 2025	October 30, 2025	0.1752	30
				$2.3218	$325

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

				Class T
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	September 26, 2025	September 29, 2025	October 30, 2025	$0.1636	$9
				$0.1636	$9
The following table presents distributions that were declared during the year ended September 30, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1900	$9,259
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1900	9,916
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	2,296
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1900	10,921
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1900	11,872
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.2000	13,229
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.2000	14,041
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.2000	14,936
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.2000	15,451
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.2000	16,361
Monthly	July 25, 2024	July 30, 2024	August 28, 2024	0.2000	16,768
Monthly	August 26, 2024	August 29, 2024	September 26, 2024	0.2000	17,490
Monthly	September 26, 2024	September 26, 2024	October 30, 2024	0.2000	18,062
				$2.4000	$170,602

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 25, 2023	October 31, 2023	November 28, 2023	$0.1733	$4,105
Monthly	November 27, 2023	November 30, 2023	December 27, 2023	0.1734	4,436
Special	December 14, 2023	December 15, 2023	December 27, 2023	0.0400	1,109
Monthly	December 20, 2023	December 31, 2023	February 1, 2024	0.1733	4,825
Monthly	January 24, 2024	January 31, 2024	February 27, 2024	0.1733	5,191
Monthly	February 27, 2024	February 29, 2024	March 27, 2024	0.1833	5,853
Monthly	March 26, 2024	March 27, 2024	April 29, 2024	0.1833	6,361
Monthly	April 18, 2024	April 29, 2024	May 30, 2024	0.1833	6,730
Monthly	May 24, 2024	May 30, 2024	June 27, 2024	0.1833	7,188
Monthly	June 27, 2024	June 27, 2024	July 29, 2024	0.1833	7,551
Monthly	July 25, 2024	July 30, 2024	August 28, 2024	0.1833	7,684
Monthly	August 26, 2024	August 29, 2024	September 26, 2024	0.1833	7,938
Monthly	September 26, 2024	September 26, 2024	October 30, 2024	0.1833	8,161
				$2.1997	$77,132

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
For income tax purposes, the Company has reported its distributions for the 2024 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and shareholders for the 2024 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s shareholders. For the year ended September 30, 2025, $34.9 million of the Company's distributions were deemed a return of capital for tax purposes.
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
Since inception through September 30, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the year ended September 30, 2025:

	Class I		Class S		Class D		Class T
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.0061	$234,009	$1.8144	$94,817	$1.9560	$274	$0.1561	$9
Distributions in excess of net investment income	0.3739	43,822	0.3671	19,121	0.3658	51	0.0075	—
Total	$2.3800	$277,831	$2.1815	$113,938	$2.3218	$325	$0.1636	$9
The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the year ended September 30, 2024:

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the year ended September 30, 2025, the Company repurchased pursuant to such tender offers an aggregate of 9,421,114 Class I shares, 2,612,461 Class S shares, 3,287 Class D shares and zero Class T shares. The following table presents the share repurchases completed during the year ended September 30, 2025:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2024	889,569	0.66%	$23.52	$20,910
March 31, 2025	941,577	0.65%	23.28	21,923
June 30, 2025	7,563,088	4.66%	23.14	175,010
September 30, 2025	2,642,628	1.45%	23.09	61,018
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.
During the year ended September 30, 2024, the Company repurchased pursuant to such tender offers an aggregate of 1,352,519 Class I and 767,699 Class S shares. The following table presents the share repurchases completed during the year ended September 30, 2024:

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 6. Borrowings
Below is a summary of the Company's credit facilities as of September 30, 2025 and September 30, 2024:

	September 30, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$370.0	$865.0	$8.5	4/11/2029	4/11/2030
JPM SPV Facility	700.0	566.0	134.0	4.9	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	280.0	120.0	3.4	7/25/2028	7/25/2029
MS SPV Facility	400.0	133.4	266.6	3.2	7/3/2028	7/3/2029
Total	$2,735.0	$1,349.4	$1,385.6	$20.0

	September 30, 2024
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,185.0	$415.0	$770.0	$6.8	6/28/2027	6/28/2028
JPM SPV Facility	500.0	230.0	270.0	5.2	5/29/2027	5/29/2029
SMBC SPV Facility	150.0	100.0	50.0	1.6	9/29/2026	9/29/2028
CIBC SPV Facility	350.0	225.0	125.0	1.3	11/21/2025	11/21/2025
DBNY SPV Facility	300.0	100.0	200.0	3.0	2/15/2027	2/15/2029
MS SPV Facility	200.0	25.0	175.0	2.2	2/23/2027	2/23/2029
Total	$2,685.0	$1,095.0	$1,590.0	$20.1

Below is a summary of the Company's unsecured notes as of September 30, 2025 and September 30, 2024:

	September 30, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.8)	$(1.1)	$9.0	$355.1	$380.1	11/14/2028
2029 Notes	400.0	(3.8)	(1.8)	6.5	400.9	415.1	7/23/2029
2030 Notes	400.0	(4.7)	(0.1)	4.0	399.2	408.9	7/15/2030
Total	$1,150.0	$(11.3)	$(3.0)	$19.5	$1,155.2	$1,204.1

	September 30, 2024
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(3.7)	$(1.5)	$12.4	$357.2	$378.6	11/14/2028
2029 Notes	400.0	(4.8)	(2.3)	9.2	402.1	412.0	7/23/2029
Total	$750.0	$(8.5)	$(3.8)	$21.6	$759.3	$790.6

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Stated interest expense	$146.4	$96.9	$16.4
Credit facility fees	10.2	6.6	3.9
Amortization of debt financing costs	10.3	6.1	1.5
Effect of interest rate swaps	3.9	4.6	—
Total interest expense	$170.8	$114.2	$21.8
Weighted average interest rate (1)	7.036%	8.362%	7.105%
Weighted average outstanding balance	$2,107.1	$1,221.3	$230.3
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
ING Credit Agreement

On March 25, 2022, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of September 30, 2025, the size of the ING Credit Agreement facility is $1,235 million (the “Maximum Commitment”). Following the availability period, the Company will be required in certain circumstances to prepay loans. The ING Credit Agreement provides for the issuance of letters of credit during the availability period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the current and certain future subsidiaries of the Company and guaranteed by such subsidiaries.

As of September 30, 2025, borrowings under the ING Credit Agreement are denominated in U.S. dollars and bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) alternate base rate (“ABR”)) plus 0.875%, in each case, plus a SOFR adjustment of 0.10%; provided that, if at any time the Borrowing Base (as defined in the ING Credit Agreement) is greater than 1.60 times the Combined Debt Amount (as defined in the ING Credit Agreement), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternative base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%. The Company may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at the Company's option, subject to certain conditions. The Company also pays a commitment fee of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement.

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

JPM SPV Facility

On February 24, 2023, the Company entered into a loan and security agreement (as amended and/or restated, from time to time, the “JPM Loan and Security Agreement”) among OSCF Lending SPV, LLC (“OSCF Lending SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, pursuant to which JPM agreed to extend credit to OSCF Lending SPV in an aggregate principal amount up to $700 million.

Subject to certain conditions, including consent of the lenders and JPM, as administrative agent, at any time during the availability period, OSCF Lending SPV may propose one or more increases in the maximum commitment up to an amount not to exceed $1.0 billion. Borrowings under the JPM Loan and Security Agreement bear interest at a rate per annum equal to the forward-looking term rate with a three-month tenor, based on SOFR plus (i) 1.50% if the borrowings are used to purchase broadly syndicated loans and other liquid debt securities (as defined in the JPM Loan and Security Agreement) or (ii) 1.90% on all other borrowings.

The obligations of OSCF Lending SPV under the JPM Loan and Security Agreement are secured by all of the assets held by OSCF Lending SPV.

SMBC SPV Facility

On September 29, 2023, the Company entered into a loan and security agreement (as amended and/or restated, from time to time, the “SMBC Loan and Security Agreement”) among OSCF Lending III SPV, LLC, a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Citibank, N.A., as the account bank, Virtus Group, LP, as collateral custodian, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent. On September 29, 2025, the Company repaid all outstanding borrowings under the SMBC Loan and Security Agreement, following which the SMBC Loan and Security Agreement was terminated. Obligations under the SMBC Loan and Security Agreement would have otherwise matured on September 29, 2028.

In connection with the termination of the SMBC Loan and Security Agreement, the Company accelerated $1.2 million of deferred financing costs into interest expense during the year ended September 30, 2025.

CIBC SPV Facility

On November 21, 2023, the Company entered into a loan and servicing agreement (as amended and/or restated, from time to time, the “CIBC Loan and Servicing Agreement”) among OSCF Lending V SPV, LLC, a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Computershare Trust Company, N.A., as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent. On July 3, 2025, the Company repaid all outstanding borrowings under the CIBC Loan and Servicing Agreement, following which the CIBC Loan and Servicing Agreement was terminated. Obligations under the CIBC Loan and Servicing Agreement would have otherwise matured on November 21, 2025.

In connection with the termination of the CIBC Loan and Servicing Agreement, the Company accelerated $0.1 million of deferred financing costs into interest expense during the year ended September 30, 2025.

DBNY SPV Facility

On February 15, 2024, the Company entered into a loan financing and servicing agreement (as amended and/or restated, from time to time, the “DBNY Loan Financing and Servicing Agreement”), among OSCF Lending IV SPV, LLC (“OSCF Lending IV SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as facility agent, the other agents parties thereto and Computershare Trust Company, N.A. as collateral agent and collateral custodian, pursuant to which DBNY has agreed to extend credit to OSCF Lending IV SPV in an aggregate principal amount up to $400 million (the “DBNY Facility Amount”) at any one time outstanding.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Borrowings under the DBNY Loan Financing and Servicing Agreement may be denominated in EUR, AUD, CAD, GBP or USD and bear interest at a rate per annum equal to the sum of, for any accrual period and any lender, (i) the applicable margin and (ii) the cost of funds rate for such accrual period and such lender. The applicable margin will be 1.60% per annum prior to the end of the availability period and 2.25% per annum thereafter; provided that, on and after the occurrence of any Event of Default (as defined in the DBNY Loan Financing and Servicing Agreement), the applicable margin shall be increased by 2.00% per annum. The cost of funds rate will be, (a) for each conduit lender, the lower of (x) such conduit lender’s Commercial Paper Rate (as defined in the DBNY Loan Financing and Servicing Agreement) and (y) the SOFR for a three-month tenor as quoted by CME Group Benchmark Administration Limited (which shall in no event be lower than 0.25%), and (b) for each committed lender, the base rate determined by reference to the applicable benchmark index depending on the currency denomination of the advances.

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

MS SPV Facility

On February 23, 2024, the Company entered into a loan and servicing agreement (as amended and/or restated from time to time, the “MS Loan and Servicing Agreement”), among OSCF Lending II SPV, LLC (“OSCF Lending II SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc. (“MS”), as the administrative agent, pursuant to which MS has agreed to extend credit to OSCF Lending II SPV in an aggregate principal amount up to $400 million at any one time outstanding. The MS Loan and Servicing Agreement has an “accordion” feature that allows the borrower, subject to certain conditions, to propose one or more increases in the maximum commitment up to an amount not to exceed $600 million.

Advances under the MS Loan and Servicing Agreement bear interest during the availability period at a rate per annum equal to (i) 1.60% if the borrowings are used to purchase broadly syndicated loans or (ii) 1.85% on all other borrowings; provided that the aggregate applicable margin shall not be less than 1.80% and that the applicable margin will increase by 0.50% per annum after the end of the availability period; and further provided that the applicable margin shall be increased by 2.00% per annum (i) during the existence of a Specified Event of Default (as defined in the MS Loan and Servicing Agreement), (ii) upon written notice from MS, as administrative agent (at the direction of required lenders) to OSCF Lending II SPV and the Company during the existence of any other Event of Default (as defined in the MS Loan and Servicing Agreement) or (iii) after a Facility Maturity Date (as defined in the MS Loan and Servicing Agreement).

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
The 2030 Unsecured Notes bear interest at a rate of 6.190% per year payable semi-annually in arrears on January 15 and July 15 of each year. The 2030 Unsecured Notes are our direct, unsecured obligations and rank senior in right of payment to its future indebtedness that is expressly subordinated in right of payment to the 2030 Unsecured Notes; equal in right of payment to its existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by its subsidiaries, financing vehicles or similar facilities.
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
In connection with the 2030 Unsecured Notes, the Company entered into an interest rate swap to more closely align the interest rate payable on the 2030 Unsecured Notes with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.190% and pays a floating interest rate of the three-month SOFR plus 2.4926% on a notional amount of $400 million.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Net increase (decrease) in net assets resulting from operations	$312,968	$247,851	$86,620
Net unrealized (appreciation) depreciation	16,124	(28,106)	(22,685)
Book/tax difference due to capital gains incentive fees	—	3,166	278
Other book/tax differences (1)	28,111	(18,687)	7,115
Taxable income (2)	$357,203	$204,224	$71,328
__________________
(1)For the year ended September 30, 2025, the other book/tax difference was primarily due to changes in unrealized value of foreign currency forwards.
(2)The Company’s taxable income for the year ended September 30, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2025. The final taxable income may be different than the estimate.
For the year ended September 30, 2025, the Company recognized (i) a provision for incomes taxes on net investment income of $1.2 million, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of $0.07 million, of which $0.05 million was deferred tax expense and $0.02 million was current tax expense.
For the year ended September 30, 2024, the Company recognized a total provision for income tax expense of $0.9 million, which was comprised of a current tax expense of $0.9 million and a deferred tax expense of less than $0.01 million.
For the year ended September 30, 2023, the Company recognized a total provision for income tax expense of $0.2 million, which was comprised of a current tax expense of $0.3 million and a deferred income tax benefit of $0.04 million that resulted from unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries.
As of September 30, 2025, the Company’s last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Overdistributed ordinary income, net	$(60,972)
Net realized capital gains	10,135
Unrealized gains, net	(1,151)
Accumulated overdistributed earnings	$(51,988)
The aggregate cost of investments for U.S. federal income tax purposes was $6,736.2 million as of September 30, 2025. As of September 30, 2025, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $169.4 million. As of September 30, 2025, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $170.6 million. Net unrealized depreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $1.2 million.

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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company’s total net assets determined on a consolidated basis in accordance with GAAP. In addition, the Adviser waived its management fee through November 2022. For the years ended September 30, 2025 and September 30, 2024, base management fees were $49.4 million and $31.2 million, respectively, none of which was waived. For the year ended September 30, 2023, base management fees were $10.5 million, of which $0.9 million was waived.
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

The Adviser waived the Investment Income Incentive Fee through November 2022.

For the years ended September 30, 2025 and September 30, 2024, the Investment Income Incentive Fee was $48.2 million and $33.6 million, respectively, none of which was waived. For the year ended September 30, 2023, the Investment Income Incentive Fee was $10.0 million, of which $0.8 million was waived.

Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class T shares, Class S shares, Class D shares and Class I shares. As of September 30, 2025, the Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the year ended September 30, 2025, there were $2.0 million of reversal of accrued Capital Gains Incentive Fees. For the years ended September 30, 2024 and 2023, there were $3.0 million and $0.3 million of accrued Capital Gains Incentive Fees, respectively. As of September 30, 2025, there were $1.2 million of Capital Gains Incentive Fees accrued since inception.

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

For the fiscal year ended September 30, 2025, the Company incurred $2,696 of expenses under the Administration Agreement, of which $1.9 million was included in administrator expense, $0.4 million was included in general and administrative expenses and $0.4 million was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the fiscal year ended September 30, 2024, the Company incurred $2.0 million of expenses under the Administration Agreement, of which $1.5 million was included in administrator expense, $0.4 million was included in general and administrative expenses and $0.1 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the fiscal year ended September 30, 2023, the Company incurred $1.2 million of expenses under the Administration Agreement, of which $0.9 million was included in administrator expense, $0.2 million was included in general and administrative expenses and $0.1 million was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations.

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

Distribution Manager Agreement

Effective as of February 3, 2022, the Company has entered into a Distribution Manager Agreement (as amended and restated, the “Distribution Manager Agreement”) with Brookfield Oaktree Wealth Solutions LLC (the “Distribution Manager”), an affiliate of the Adviser. Under the terms of the Distribution Manager Agreement, the Distribution Manager serves as the distribution manager for the Company’s initial offering of Common Shares. The Distribution Manager is entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S and Class T shares as of the beginning of the first calendar day of the month. The Distribution Manager is entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees are paid with respect to Class I shares. The distribution and/or shareholder servicing fees are payable to the Distribution Manager, but the Distribution Manager anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

The Company will cease paying the shareholder servicing and/or distribution fee on the Class S shares, Class D shares and Class T shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the initial offering on which, in the aggregate, underwriting compensation from all sources in connection with the initial offering, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from the initial offering. In addition, consistent with the exemptive relief allowing the Company to offer multiple classes of shares, at the end of the month in which the Distribution Manager in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to the shares held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such shares (or a lower limit as determined by the Distribution Manager or the applicable selling agent), the Company will cease paying the shareholder servicing and/or distribution fee on the Class S shares, Class D shares and Class T shares in such shareholder’s account. Compensation paid with respect to the shares in a shareholder’s account will be allocated among each share such that the

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

compensation paid with respect to each individual share will not exceed 10% of the offering price of such share. The Company may modify this requirement in a manner that is consistent with applicable exemptive relief. At the end of such month, the applicable Class S shares, Class D shares or Class T shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S, Class D shares or Class T shares.

The Distribution Manager is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

Either party may terminate the Distribution Manager Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Distribution Manager Agreement. The Company’s obligations under the Distribution Manager Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S, Class D shares and Class T shares will survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

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

For the fiscal years ended September 30, 2025, 2024 and 2023, the Company recorded distribution and shareholder servicing fees of $10.4 million, $7.0 million and $2.0 million, respectively, primarily all of which were attributable to Class S shares.

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

For the years ended September 30, 2025 and 2024, the Adviser did not make any Expense Payments. For the fiscal year ended September 30, 2023, the Adviser made Expense Payments in the amount of $0.9 million. For the year ended September 30, 2025, the Company did not make any reimbursement payments to the Adviser. For the years ended September 30, 2024 and 2023, the Company made reimbursement payments of $1.0 million and $1.4 million, respectively, to the Adviser. As of September 30, 2025, there were no amounts due to the Adviser from the Company under the Expense Support Agreement.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

(Share amounts in thousands)	Fiscal year ended September 30, 2025				Fiscal year ended September 30, 2024			Fiscal year ended September 30, 2023			Period from December 10, 2021 (commencement of operations) to September 30, 2022
	Class I	Class S	Class D	Class T	Class I	Class S	Class D	Class I	Class S	Class D	Class I	Class S
Net asset value at beginning of period	$23.56	$23.56	$23.56	$—	$23.56	$23.56	$23.56	$23.47	$23.47	$—	$—	$—
Capital Contribution	—	—	—	23.10	—	—	—	—	—	23.23	25.00	23.71
Net investment income (1)	2.01	1.81	1.96	0.16	2.16	1.96	2.10	1.98	1.78	0.64	1.37	0.46
Net unrealized appreciation (depreciation) (1)(2)	(0.11)	(0.11)	(0.11)	(0.03)	0.26	0.26	0.26	0.55	0.55	0.43	(2.07)	(0.25)
Net realized gains (losses) (1)	0.01	0.01	0.01	0.03	(0.02)	(0.02)	(0.02)	(0.13)	(0.13)	—	0.01	0.01
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	—	—	—	—	—	—	—	—	—	(0.02)	(0.01)
Net increase (decrease) in net assets resulting from operations	1.91	1.71	1.86	0.16	2.40	2.20	2.34	2.40	2.20	1.07	(0.71)	0.21
Distributions of net investment income to shareholders	(2.01)	(1.81)	(1.96)	(0.16)	(2.16)	(1.96)	(2.10)	(2.10)	(1.79)	(0.63)	(0.82)	(0.45)
Distributions in excess of net investment income	(0.37)	(0.37)	(0.37)	(0.01)	(0.24)	(0.24)	(0.24)	(0.21)	(0.32)	(0.11)	—	—
Net asset value at end of period	$23.09	$23.09	$23.09	$23.09	$23.56	$23.56	$23.56	$23.56	$23.56	$23.56	$23.47	$23.47
Total return (3)	8.49%	7.58%	8.22%	0.66%	10.68%	9.75%	10.41%	10.73%	9.80%	4.65%	(2.91)%	0.87%
Common shares outstanding at beginning of the period	89,884	44,323	81	—	44,103	20,787	6	13,040	2,588	—	1,000	—
Common shares outstanding at end of period	139,709	56,785	174	53	89,884	44,323	81	44,103	20,787	6	13,040	2,588
Net assets at the beginning of the period	$2,118,000	$1,044,424	$1,916	$—	$1,039,238	$489,821	$146	$305,989	$60,738	$—	$25,000	$—
Net assets at end of period	$3,225,643	$1,310,917	$4,028	$1,217	$2,118,000	$1,044,424	$1,916	$1,039,238	$489,821	$146	$305,989	$60,738
Average net assets (4)	$2,735,403	$1,223,801	$3,275	$100	$1,677,502	$828,182	$1,184	$606,222	$239,563	$101	$160,162	$42,587
Ratio of net investment income to average net assets (5)	8.62%	7.76%	8.39%	0.67%	9.13%	8.29%	8.85%	8.31%	7.45%	2.63%	5.72%	1.93%
Ratio of total expenses to average net assets (5)(7)	7.14%	7.96%	7.37%	0.57%	7.49%	8.33%	7.81%	5.93%	6.74%	2.06%	4.47%	1.61%
Ratio of net expenses to average net assets (5)	7.14%	7.96%	7.37%	0.57%	7.55%	8.39%	7.87%	5.77%	6.71%	2.16%	2.37%	0.80%
Ratio of portfolio turnover to average investments at fair value (5)	30.38%	30.38%	30.38%	30.38%	38.81%	38.81%	38.81%	23.61%	23.61%	23.61%	20.48%	20.48%
Weighted average outstanding debt	$2,107,125	$2,107,125	$2,107,125	$2,107,125	$1,221,339	$1,221,339	$1,221,339	$230,288	$230,288	$230,288	$53,565	$53,565
Average debt per share (1)	$12.44	$12.44	$12.44	$12.44	$11.52	$11.52	$11.52	$6.42	$6.42	$6.42	$7.39	$7.39
Asset coverage ratio (6)	281.92%	281.92%	281.92%	281.92%	270.91%	270.91%	270.91%	443.64%	443.64%	443.64%	588.97%	588.97%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the fiscal years ended September 30, 2025, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a distribution reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)
Financial results for the fiscal years ended September 30, 2025, 2024 and 2023 and the period from December 10, 2021 (commencement of operations) to September 30, 2022 have not been annualized for purposes of this ratio.

(6)	Based on outstanding senior securities of $2,499.4 million, $1,856.9 million, $445.0 million and $75.0 million as of September 30, 2025, 2024, 2023 and 2022, respectively.
(7)	Total expenses to average net assets is prior to expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended September 30 for the periods indicated below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
ING Credit Agreement
For the period from December 10, 2021 (commencement of operations) to September 30, 2022	$75,000	5,890	—	N/A
Fiscal 2023	320,000	4,436	—	N/A
Fiscal 2024	415,000	2,709	—	N/A
Fiscal 2025	370,000	2,819	—	N/A

JPM SPV Facility
Fiscal 2023	$125,000	4,436	—	N/A
Fiscal 2024	230,000	2,709	—	N/A
Fiscal 2025	566,000	2,819	—	N/A

SMBC SPV Facility
Fiscal 2023	$—	4,436	—	N/A
Fiscal 2024	100,000	2,709	—	N/A

CIBC SPV Facility
Fiscal 2024	$225,000	2,709	—	N/A

DBNY SPV Facility
Fiscal 2024	$100,000	2,709	—	N/A
Fiscal 2025	280,000	2,819	—	N/A

MS SPV Facility
Fiscal 2024	$25,000	2,709	—	N/A
Fiscal 2025	133,400	2,819	—	N/A

2028 Unsecured Notes
Fiscal 2024	$350,000	2,709	—	N/A
Fiscal 2025	350,000	2,819	—	N/A

2029 Unsecured Notes
Fiscal 2024	$400,000	2,709	—	N/A
Fiscal 2025	400,000	2,819	—	N/A

2030 Unsecured Notes
Fiscal 2025	$400,000	2,819	—	N/A

Total Senior Securities
For the period from December 10, 2021 (commencement of operations) to September 30, 2022	$75,000	5,890	—
Fiscal 2023	445,000	4,436	—
Fiscal 2024	1,845,000	2,709	—
Fiscal 2025	2,499,400	2,819	—
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreements (the “ISDA Master Agreements”) with its derivative counterparties, Bank of New York Mellon, Wells Fargo Securities, LLC and ING Capital LLC. The ISDA Master Agreements permit a single net payment, with each counterparty, in the event of a default or similar event. As of September 30, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparties with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$5,807	A$	8,803	3/12/2026	$—	$35	Derivative asset
Foreign currency forward contract	$37,756	C$	27,817	12/11/2025	303	—	Derivative asset
Foreign currency forward contract	$15,567		€2,257,924	3/12/2026	38	—	Derivative asset
Foreign currency forward contract	$25,380		£253,837	3/12/2026	—	55	Derivative asset
Foreign currency forward contract	$38,208		¥354,368	12/11/2025	360
Foreign currency forward contract	$15,362		¥21,051	3/12/2026	124	—	Derivative asset
Foreign currency forward contract	$514,722	Nkr	433,136	3/12/2026	1,318	—	Derivative asset
Foreign currency forward contract	$391,119	kr	288,518	12/11/2025	2,658	—	Derivative asset
					$4,801	$90
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$235,495		€213,997	11/7/2024	$—	$3,725	Derivative liability
Foreign currency forward contract	$158,386		£123,967	11/7/2024	—	7,890	Derivative liability
Foreign currency forward contract	$6,602	kr	72,797	11/7/2024	—	312	Derivative liability
					$—	$11,927
In connection with the issuance of the 2028 Notes, the 2029 Notes and the 2030 Notes, the Company entered into interest rate swap agreements with the BNP Paribas, Morgan Stanley Bank, N.A. and Royal Bank of Canada pursuant to ISDA Master Agreements.
As of September 30, 2025, the Company paid $2.0 million to cover collateral obligations under the terms of the interest swap agreements, which is included in due from broker on the Consolidated Statement of Assets and Liabilities.
Certain information related to the Company’s interest rate swaps is presented below as of September 30, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$8,940	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	6,493	—	Derivative asset
Interest rate swap	$400,000	7/15/2030	4,038	—	Derivative asset
			$19,471	$—

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of September 30, 2025, off-balance sheet arrangements consisted of $931.5 million of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $931.5 million, approximately $918.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. As of September 30, 2024, off-balance sheet arrangements consisted of $642.0 million of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $642.0 million, approximately $600.6 million could be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of September 30, 2025 and September 30, 2024 is shown in the table below:

	September 30, 2025	September 30, 2024
107-109 Beech OAK22 LLC	$8,544	$7,501
ACP Falcon Buyer Inc	5,333	5,333
ASP Integrity Acquisition Co LLC	15,956	—
ASP-R-PAC Acquisition Co LLC	153	247
Atlas Borrower, LLC	9,883	—
AVSC Holding Corp.	12,016	—
Bamboo US Bidco LLC	8,701	7,220
Bayou Intermediate II, LLC	16,209	—
BioXcel Therapeutics, Inc.	3,577	4,471
Biscuit Parent, LLC	31,037	15,000
Blue Bidco Ltd	2,229	—
Centralsquare Technologies, LLC	3,302	3,378
Cielo Bidco Limited	5,947	—
Coupa Holdings, LLC	2,122	2,122
Creek Parent, Inc.	15,207	—
Crewline Buyer, Inc.	4,573	4,573
Draken International, LLC	22,175	—
Dukes Root Control Inc.	1,906	853
Empire Bidco AB	45,163	—
Enverus Holdings, Inc.	4,664	6,567
Everbridge, Inc.	19,899	19,899
Evergreen IX Borrower 2023, LLC	4,006	4,006
Eyesouth Eye Care Holdco LLC	2,069	4,835
F&M BUYER LLC	11,435	—
Flexera Software LLC	3,129	—
Galileo Parent, Inc.	3,463	991
Geo Topco Corporation	16,500	—
Grand River Aseptic Manufacturing, Inc.	9,237	—
Grove Hotel Parcel Owner, LLC	1,768	1,768
Icefall Parent, Inc.	5,144	2,662
iCIMs, Inc.	988	3,710
Integrity Marketing Acquisition, LLC	26,386	48,889
Inventus Power, Inc.	3,808	4,967
IW Buyer LLC	6,252	7,504
Janus Bidco Limited	15,760	15,793
Kairos Intermediateco AB	9,092	—
Kings Buyer, LLC	5,914	3,329
Kite Midco II Inc.	9,609	—
LDS Buyer, LLC	24,418	—
Legends Hospitality Holding Company, LLC	6,142	9,820
Lightbox Intermediate, L.P.	3,845	—
LSL Holdco, LLC	325	244

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2025	September 30, 2024
Microf Funding V LLC	$9,992	$8,670
Minotaur Acquisition, Inc.	11,132	11,132
Monotype Imaging Holdings Inc.	13,501	15,061
MRI Software LLC	5,313	10,716
Nellson Nutraceutical, LLC	11,283	—
Neptune Bidco US Inc.	6,863	—
Next Holdco, LLC	16,443	16,443
NFM & J, L.P.	14,982	16,947
North Star Acquisitionco, LLC	9,282	14,066
OneOncology, LLC	29,986	10,470
Optimizely North America Inc.	7,109	—
PAI Financing Merger Sub LLC	15,790	—
PetVet Care Centers, LLC	19,210	19,210
Pluralsight, LLC	3,351	3,351
Poseidon Midco AB	32,131	32,272
PPW Aero Buyer, Inc.	64,950	26,797
Project Accelerate Parent, LLC	6,250	6,250
Propio LS, LLC	1,029	—
Protein for Pets Opco, LLC	4,847	6,639
RWK Midco AB	35,762	—
SEI Holding I Corporation	14,400	14,608
Sierra Enterprises, LLC	7,264	—
Sorenson Communications, LLC	10,177	10,177
Spruce Bidco I Inc.	26,341	—
SumUp Holdings Luxembourg	12,795	12,795
TBRS, Inc.	13,697	—
THG Acquisition, LLC	14,729	—
Transit Buyer LLC	1,950	520
Truck-Lite Co., LLC	32,010	13,454
US WorldMeds Ventures, LLC	15,892	—
USIC Holdings, Inc.	5,324	5,692
Verona Pharma, Inc.	9,011	29,285
Violin Finco Guernsey Limited	3,933	3,933
West Star Aviation Acquisition LLC	21,278	—
Whitney Merger Sub, Inc.	9,772	—
WP CPP Holdings, LLC	5,831	5,831
Accession Risk Management Group, Inc.	—	28,981
Quantum Bidco Limited	—	24,898
AmSpec Parent LLC	—	19,666
Telephone and Data Systems, Inc.	—	18,569
CVAUSA Management, LLC	—	13,657
Delta Leasing SPV II LLC	—	11,419
ACESO Holding 4 S.A.R.L.	—	9,511
Neptune Platform Buyer, LLC	—	6,863
Entrata, Inc.	—	5,211
Harrow, Inc.	—	4,301
Establishment Labs Holdings Inc.	—	3,378
Usalco LLC	—	3,269
107 Fair Street LLC	—	2,849
Finastra USA, Inc.	—	2,436
Oranje Holdco, Inc.	—	1,968
Avalara, Inc.	—	1,903
Salus Workers' Compensation, LLC	—	1,898
112-126 Van Houten Real22 LLC	—	870
Supreme Fitness Group NY Holdings, LLC	—	396
	$931,496	$642,044

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the year ended September 30, 2025, except as discussed below.

Share Issuances

On October 1, 2025, the Company issued and sold pursuant to its continuous public offering 5,007,307 Class I shares for proceeds of $115.6 million, 845,101 Class S shares for proceeds of $19.5 million, 87 Class D shares for proceeds of less than $0.01 million and 61,656 Class T shares for proceeds of $1.4 million.

On November 1, 2025, the Company issued and sold pursuant to its continuous public offering 3,462,565 Class I shares for proceeds of $79.6 million, 673,607 Class S shares for proceeds of $15.5 million and 231,723 Class D shares for proceeds of $5.3 million and 23,776 Class T shares for proceeds of $0.5 million.

Distributions

On October 23, 2025, the Board of Trustees of the Company declared a regular distribution on its outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1800	$—	$0.1800
Class S shares	$0.1800	$0.0164	$0.1636
Class D shares	$0.1800	$0.0048	$0.1752
Class T shares	$0.1800	$0.0164	$0.1636

The distribution is payable to shareholders of record as of October 30, 2025 and will be paid on or about November 26, 2025. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

On November 25, 2025, the Board of Trustees of the Company declared a regular distribution on its outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1800	$—	$0.1800
Class S shares	$0.1800	$0.0163	$0.1637
Class D shares	$0.1800	$0.0048	$0.1752
Class T shares	$0.1800	$0.0163	$0.1637

The distribution is payable to shareholders of record as of November 27, 2025 and will be paid on or about December 29, 2025. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evolution of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2025.

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

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Trustees

Information regarding the Board of Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 years	Number of Portfolio Companies in Fund Complex Overseen by Director (1)	Other Directorships Held by Director (2)
Independent Trustees
Jay Ferguson	1966	Trustee	Since 2021	Co-Founder and Managing Partner at Vicente Capital Partners since 2009.	2	Director, Motorcar Parts of America, Inc. (2016-present); Director, OLPG (2023-present)
Deborah Gero	1960	Trustee	Since 2021	Until 2018, various positions with American International Group, Inc. and its affiliates (collectively, “AIG”), including as a Senior Managing Director and Deputy Chief Investment Officer of AIG Asset Management from 2012 to 2018 and Chief Risk Officer for the Life and Retirement division from 2009 to 2012.	2	Director, OCSL (2019-present)
Allison Keller	1964	Trustee	Since 2021	From 2007 to December 2024, Executive Director and Chief Financial Officer of W.M. Keck Foundation and since December 2024, President and Chief Financial Officer of W.M. Keck Foundation; from 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations.	2	Director, OLPG (2023-present)
Stephen Mosko	1956	Trustee	Since 2021	Chief Executive Officer of Triarc Entertainment and Media Company since April 2025; Chief Executive Officer of Village Roadshow Entertainment Group from October 2018 to January 2025; from 2015 to 2016, Mr. Mosko served as Chair of Sony Pictures Television for which he remains a consultant. Mr. Mosko also served as the President of Sony Pictures’ U.S. Television operation, Executive Vice President of Sales for Sony Pictures Television and Vice President of the Western Region for Columbia TriStar Television Distribution.	2	Director, OLPG (2023-present)
Interested Trustees
Armen Panossian	1976	Chief Executive Officer and Co-Chief Investment Officer	Since 2021	Chairman, Chief Executive Officer and Co-Chief Investment Officer of the Company; Chief Executive Officer of OCSL since 2019; Chief Investment Officer from 2019 to November 2024 and Co-Chief Investment Officer since November 2024; Chairman and Chief Executive Officer of OLPG since 2023; Chief Investment Officer from 2023 to November 2024 and Co-Chief Investment Officer of OLPG since November 2024; Chief Executive Officer and Chief Investment Officer of Oaktree Strategic Income Corporation (“OCSI”) from September 2019 to March 2021, and of Oaktree Strategic Income II (“OSI II”) from September 2019 until January 2023; Managing Director and Head of Liquid Credit of OCM; as well as portfolio manager for OCM’s U.S. Senior Loan strategy. Mr. Panossian also oversees OCM’s Structured Credit, U.S., European and Global High Yield Bond, European Senior Loan, and U.S., Non-U.S. and High Income Convertibles strategies.	2	Director, OLPG (2023-present)
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

Executive Officers Who Are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Age	Position
Mathew Pendo	62	President
Raghav Khanna	42	Co-Chief Investment Officer
Christopher McKown	44	Chief Financial Officer and Treasurer
Ashley Pak	47	Chief Compliance Officer

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

Independent Trustees

Jay Ferguson. Mr. Ferguson is a Trustee of the Company and a member of our Audit Committee. Mr. Ferguson has served as a Director of OLPG since February 2023. Mr. Ferguson is a Co-Founder and Managing Partner at Vicente Capital Partners, a Los Angeles-based investment firm providing capital to privately held growth companies across North America. Prior to co-founding Vicente in 2009, Mr. Ferguson was a partner at Kline Hawkes & Company, which he joined at the firm’s inception in 1995. Mr. Ferguson began his career as an investment banker for Merrill Lynch & Co where he was a member of the Energy and Natural Resources Group and the General Corporate Finance Group. From 1989 to 1994, he worked on over 30 public and private transactions for numerous emerging growth and middle market companies. Mr. Ferguson has been a member of the board of directors of Motorcar Parts of America, Inc. (“MPAA”) since June 2016 and has served as MPAA’s lead independent director since March 2020. In addition to serving on the board of MPAA, Mr. Ferguson currently serves on the board of directors of Global LT, Inc., SportsMEDIA Technology, SupplyPike, 180 Health Services, LLC and Intellectual Technology, Inc. Mr. Ferguson is a member of the board of trustees of The Wildwood School, the Treasurer of the Robert Toigo Foundation and a member of the Board of Advisors at the UCLA Anderson School of Management. Mr. Ferguson received a B.B.A in Finance from Southern Methodist University and an M.B.A from the UCLA Anderson School of Management.

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

Allison Keller. Ms. Keller is a Trustee of the Company and a member of our Audit Committee. Ms. Keller has served as a Director of OLPG since February 2023. From 2007 to December 2024, Ms. Keller was the Executive Director and Chief Financial Officer of the W.M. Keck Foundation and in December 2024 was named President and Chief Financial Officer. The

W.M. Keck Foundation is focused primarily on promoting pioneering scientific discoveries as well as undergraduate education and, in Southern California, community programs. Ms. Keller manages the program, investment, staff and administrative activities while working closely with the foundation’s board of directors to develop the foundation’s vision and strategies. From 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations. Previously, Ms. Keller was a corporate partner with O’Melveny & Myers LLP. Ms. Keller’s practice focused on raising public and private capital, counseling private and public company boards of directors on strategic transactions and corporate governance policies, negotiating business combinations and reviewing complex regulatory filings. Ms. Keller’s philanthropic work includes board service in both public and private higher education and K-12 education and medical research and education. Ms. Keller has also performed pro bono legal work for multiple community organizations in Los Angeles. Ms. Keller earned her A.B. from Princeton University and J.D. from UCLA School of Law.

Stephen Mosko. Mr. Mosko is a Trustee of the Company and a member of our Audit Committee. Mr. Mosko has served as a Director of OLPG since February 2023. Since April 2025, Mr. Mosko has served as Chief Executive Officer of Triarc Entertainment and Media Company. From October 2018 to January 2025, Mr. Mosko served as Chief Executive Officer of Village Roadshow Entertainment Group. Mr. Mosko formerly served as Chair of Sony Pictures Television for which he remains a consultant. Mr. Mosko also served as the President of Sony Pictures’ U.S. Television operation, Executive Vice President of Sales for Sony Pictures Television and Vice President of the Western Region for Columbia TriStar Television Distribution. Before joining Sony Pictures, Mr. Mosko held earlier career positions as Local Sales Manager of NBC affiliate WMAR-TV in Baltimore, and in Philadelphia as General Sales Manager of WTAF-TV and Vice President and Station Manager of WPHL-TV. Mr. Mosko has served as Chairman of the National Association of Television Program Executives; Chairman of the Academy of Television Arts & Sciences Foundation; Director of Game Show Network, LLC and Game Show Network; Director of The Advertising Council, Inc.; member of the Board of Directors for the Celine Cousteau Film Fellowship; Member of the Executive Committee of the Los Angeles Board of Governors of The Paley Museum; Member of the National Board of Junior Achievement; Member of the Executive Board of the UCLA School of Theater, Film and Television; Director at Loyola Marymount University, Los Angeles; Member of the Philadelphia Police Department’s Drug Advisory Council; and President of the Philadelphia Ad Club. Mr. Mosko received his Bachelor of Arts in Communications from the University of Delaware. Mr. Mosko also received honorary degrees from Loyola Marymount University, Chapman University and the University of Delaware.

Interested Trustees

Armen Panossian. Mr. Panossian has served as Chairman of the Board of Trustees and our Chief Executive Officer since inception, Chief Investment Officer from inception to November 2024 and Co-Chief Investment Officer since November 2024. Mr. Panossian is Co-Chief Executive Officer of Oaktree, where he is primarily focused on overseeing the organization and performance of Oaktree's investment teams, and Head of Performing Credit at OCM, where his responsibilities include oversight of the firm’s performing credit activities including the senior loan, high yield bond, private credit, convertibles, structured credit and emerging markets debt strategies. He also serves as a portfolio manager within the Global Private Debt and Global Credit strategies. Mr. Panossian has served as Chief Executive Officer for OCSL and OLPG since September 2019 and December 2022, respectively, Chief Investment Officer from September 2029 and December 2022, respectively, to November 2024 and Co-Chief Investment Officer since November 2024. Additionally, Mr. Panossian served as Chief Executive Officer and Chief Investment Officer of Oaktree Strategic Income Corporation, a publicly traded BDC (“OCSI”), from September 2019 to March 2021, and of Oaktree Strategic Income II, Inc., a private BDC (“OSI II”), from September 2019 until January 2023. Mr. Panossian joined OCM in 2007 as a senior member of its Global Opportunities group. In January 2014, he joined the U.S. Senior Loan team to assume co-portfolio management responsibilities and lead the development of OCM’s CLO business. Mr. Panossian joined OCM from Pequot Capital Management, where he worked on their distressed debt strategy. Mr. Panossian received a B.A. degree in economics with honors and distinction from Stanford University, where he was elected to Phi Beta Kappa. Mr. Panossian then went on to receive an M.S. degree in health services research from Stanford Medical School and J.D. and M.B.A. degrees from Harvard Law School and Harvard Business School. Mr. Panossian serves on the Advisory Board of the Stanford Institute for Economic Policy Research. He is a member of the State Bar of California.

Executive Officers Who Are Not Trustees

Mathew Pendo. Mr. Pendo is our President. Mr. Pendo has also served as President of OCSL and OLPG since August 2019 and February 2023, respectively. Mr. Pendo also currently serves as Managing Director, Head of Corporate Development and Capital Markets for OCM, which he joined in 2015, and as Chief Operating Officer of Oaktree Acquisition Corp. III Life Science since July 2024. Mr. Pendo previously served as Chief Operating Officer of OCSL from October 2017 to January 2022, as Chief Operating Officer and President of OCSI from October 2017 and August 2019, respectively, until March 2021, as Chief Operating Officer of OSI II from July 2018 until December 2021 as Chief Operating Officer of Oaktree Acquisition Corp. II. from August 2020 until June 2022 and as President of OSI II from August 2019 until January 2023.

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

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board of Trustees. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board of Trustees regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements. The Audit Committee is presently composed of four persons, Jay Ferguson, Deborah Gero, Allison Keller and Stephen Mosko, each of whom is an independent Trustee. Deborah Gero serves as the chair of the Audit Committee. Our Board of Trustees has determined that Ms. Gero qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the Investment Company Act. During the fiscal year ended September 30, 2025, the Audit Committee met eight times.

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

During the fiscal year ended September 30, 2025, the Board met eight times.

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

We believe that the role of our Board of Trustees in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates.

Code of Business Conduct

We have adopted a Code of Business Conduct which applies to, among others, our Chief Executive Officer and Chief Financial Officer. We intend to disclose any material amendment to or waivers of required provisions of the Code of Business

Conduct on a current report on Form 8-K or on our website https://osc.brookfieldoaktree.com. A copy of the Code of Business Conduct has been filed as an exhibit to this Annual Report on Form 10-K.

Securities Trading Policy

We have adopted a Securities Trading Policy applicable to us, our officers and our trustees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Securities Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Compensation of Executive Officers

None of our officers receives direct compensation from us. We have agreed to reimburse the Administrator for our allocable portion of the compensation paid to or compensatory distributions received by our officers. In addition, to the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions at cost. As discussed in Part I, “Item 1. Business—Investment Advisory Agreement,” “Business—Administration Agreement,” and “Item 1. Business—Expenses” of this Annual Report on Form 10-K, we will reimburse the Administrator for the allocable portion of the compensation of any personnel that it provides for our use.

Compensation of Trustees

Our Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in the in-person board and committee meetings and annual fees for serving as a committee chairperson. These Trustees are Jay Ferguson, Deborah Gero, Allison Keller and Stephen Mosko. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

Annual Cash Retainer	Board Meeting Fee	Annual Audit Committee Chair Cash Retainer	Committee Meeting Fee
$100,000	$2,500	$7,500	$1,000

Compensation earned by our trustees from the Company and the Fund Complex (as defined below) during the fiscal year ended September 30, 2025 was as follows:

	Total Compensation earned from the Company for the fiscal year ended September 30, 2025	Total Compensation earned from Fund Complex(1) for the fiscal year ended September 30, 2025
Interested Trustees
Armen Panossian	$—	$—
Independent Trustees
Jay Ferguson	$114,000	$264,000
Deborah Gero	$121,500	$296,500
Allison Keller	$114,000	$289,000
Steven Mosko	$114,000	$264,000
__________
(1) The “Fund Complex” consists of the Company, OCSL and OLPG.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 17, 2025, information with respect to the beneficial ownership of our Common Shares at the time of the satisfaction of the minimum offering requirement by:

•each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;

•each of our Trustees and each of our executive officers; and
•all of our Trustees and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of December 17, 2025.

Shares Beneficially Owned
Name and Address (1)	Number	Percentage
Interested Trustees
Armen Panossian	—	—
Independent Trustees
Jay Ferguson	—	—
Deborah Gero	—	—
Allison Keller	—	—
Steven Mosko	—	—
Executive Officers who are not Trustees
Mathew Pendo	—	—
Raghav Khanna	117,228	*
Christopher McKown	—	—
Ashley Pak	—	—
Other
Oaktree Fund GP I, L.P.	4,000,000	1.9%
All officers and Trustees as a group (9 persons)	117,228	*
__________
* Less than 0.1%.
(1) The address of Oaktree Fund GP I, L.P. and each of our Trustees and executive officers listed in the table above is Oaktree Strategic Credit Fund, c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

The following table sets forth the dollar range of our equity securities as of December 17, 2025.

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
(3) The dollar range of equities securities beneficially owned by our Trustees is based on our NAV as of September 30, 2025.
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
Expense Support and Conditional Reimbursement Agreement
Effective as of February 3, 2022, we have entered into the Expense Support Agreement with the Adviser. The Adviser may elect to make an Expense Payment, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month, we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed.
Our obligation to make a Reimbursement Payment will automatically become a liability of us on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
For the fiscal year ended September 30, 2025, the Adviser did not make any Expense Payments. For the fiscal year ended September 30, 2025, we did not make any reimbursement payments to the Adviser, which includes reimbursement of Expense Payments made by the Adviser for prior periods.

Co-Investment Relief
The Adviser has received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, as well as certain Oaktree proprietary accounts, to participate in negotiated co-investment transactions.

Review, Approval or Ratification of Transactions with Related Persons
The Independent Trustees are required to review, approve or ratify any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

Trustee Independence

For information regarding the independence of our trustees, see “Directors, Executive Officers and Corporate Governance” in Part III, Item 10 of this Form 10-K.

Item 14. Principal Accountant Fees and Services

Independent Auditor’s Fees
The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, for the fiscal years ended September 30, 2025 and 2024:

	2025	2024
Audit Fees	$715,000	$610,000
Audit-Related Fees	—	—
Aggregate Non-Audit Fees:
Tax Fees	$63,100	$63,100
All Other Fees	—	—
Total Aggregate Non-Audit Fees	$63,100	$63,100
Total Fees	$778,100	$673,100

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

Aggregate Non-Audit Fees. Aggregate non-audit fees billed by EY to Oaktree and its affiliates who provide on-going services to the Company during the fiscal year ended September 30, 2025 were $11,683,918. The Audit Committee does not consider the provision of such services to be incompatible with maintaining EY’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Third Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit (a)(1) to Post-Effective Amendment No. 4 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on January 31, 2024)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 4 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on January 31, 2024)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to Post-Effective Amendment No. 6 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on May 9, 2024)
4.2*	Description of Securities
4.3	Indenture, dated as of November 14, 2023, between Oaktree Strategic Credit Fund and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 14, 2023)
4.4	First Supplemental Indenture, dated as of November 14, 2023, relating to the 8.400% Notes due 2028, between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed November 14, 2023)
4.5	Form of 8.400% Notes due 2028 sold in reliance upon Rule 144A under the Securities Act (contained in the First Supplemental Indenture filed as Exhibit 4.4 hereto)
4.6	Form of 8.400% Notes due 2028 sold in reliance upon Rule 501(a)(1), (2), (3), (7) or (9) under the Securities Act (contained in the First Supplemental Indenture filed as Exhibit 4.4 hereto)
4.7	Second Supplemental Indenture, dated as of July 23, 2024, relating to the 6.500% Notes due 2029, between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed July 23, 2024)
4.8	Form of 6.500% Notes due 2029 sold in reliance upon Rule 144A under the Securities Act (contained in the Second Supplemental Indenture filed as Exhibit 4.7 hereto)
4.9	Form of 6.500% Notes due 2029 sold in reliance upon Regulation S under the Securities Act (contained in the Second Supplemental Indenture filed as Exhibit 4.7 hereto)
4.10	Third Supplemental Indenture, dated as of July 15, 2025, relating to the 6.190% Notes due 2030, between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01471), filed on July 15, 2025).
4.11	Form of 6.190% Notes due 2030 sold in reliance upon Rule 144A under the Securities Act (contained in the Third Supplemental Indenture filed as Exhibit 4.10 hereto)
4.12	Form of 6.190% Notes due 2030 sold in reliance upon Regulation S under the Securities Act (contained in the Third Supplemental Indenture filed as Exhibit 4.10 hereto)
10.1	Amended and Restated Investment Advisory Agreement between the Company and the Adviser, dated as of April 20, 2022 (incorporated by reference to Exhibit (g) to Amendment No. 1 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on April 22, 2022)
10.2	Amended and Restated Administration Agreement between the Company and the Administrator, dated as of April 20, 2022 (incorporated by reference to Exhibit (k)(1) to Amendment No. 1 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on April 22, 2022)
10.3	Third Amended and Restated Distribution Manager Agreement between the Company and the Distribution Manager, dated as of May 9, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K (File No. 814-01471), filed on December 19, 2024)
10.4*	Amended and Restated Form of Selected Intermediary Agreement
10.5	Expense Support and Conditional Reimbursement Agreement by and among the Company and Adviser, dated as of February 3, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022)
10.6	Services Agreement between the Company and DST Systems, Inc., as Transfer Agent, dated as of December 21, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022)
10.7	Amended and Restated Distribution Reinvestment Plan, dated as of May 9, 2024 (incorporated by reference to Exhibit (e)(2) to Post-Effective Amendment No. 6 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on May 9, 2024)

10.8	Amended and Restated Distribution and Servicing Plan, dated as of May 9, 2024 (incorporated by reference to Exhibit (h)(6) to Post-Effective Amendment No. 6 to the Company’s Post-Effective Registration Statement on Form N-2 (File No. 333-261775), filed on May 9, 2024)
10.9*	Amended and Restated Multi-Class Plan, dated as of May 8, 2025
10.10	Custody Agreement between the Company and The Bank of New York Mellon, as Custodian, dated as of February 3, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022)
10.11	Senior Secured Revolving Credit Agreement, dated as of March 25, 2022, among the Company, as Borrower, the lenders party thereto and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2022)
10.12	Incremental Commitment and Assumption Agreement, dated as of May 25, 2022, among the Company, the subsidiary guarantor party thereto, ING Capital LLC, as administrative agent and issuing bank, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 27, 2022)
10.13	Incremental Commitment and Assumption Agreement, dated as of October 6, 2022, among the Company, the subsidiary guarantor party thereto, ING Capital LLC, as administrative agent and issuing bank, Apple Bank For Savings (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022)
10.14	Amendment No. 1, dated as of June 28, 2023, to that certain Senior Secured Credit Agreement, dated as of March 25, 2022, as amended prior to June 28, 2023, among the Company, the subsidiary guarantor party thereto, the lenders named therein and ING Capital LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 5, 2023)
10.15	Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of April 11, 2025, by and among the Registrant, as borrower, OSCF Blocker Holdings, Inc., as subsidiary guarantor, the lenders party thereto and ING Capital LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01471), filed on April 16, 2025)
10.16	Loan and Security Agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 1, 2023)
10.17	Amendment No. 1, dated as of July 5, 2023, to the Loan and Security Agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2023)
10.18	Amendment No. 2, dated as of May 29, 2024, to the Loan and Security Agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit (13)(l) to the Registrant’s Registration Statement on Form N-14, filed July 26, 2024)
10.19	Amendment No. 3, dated as of July 3, 2025, to the Loan and Security Agreement, dated as of February 24, 2023, among OSCF Lending SPV, LLC, as borrower, the Company, as parent and servicer, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01471), filed on July 7, 2025)
10.20	Loan Financing and Servicing Agreement, dated as of February 15, 2024, among OSCF Lending IV SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 22, 2024)
10.21	First Amendment to Loan and Servicing Agreement, dated as of May 14, 2024, to the Loan Financing and Servicing Agreement, dated as of February 15, 2024, among OSCF Lending IV SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian (incorporated by reference to Exhibit (13)(s) to the Registrant’s Registration Statement on Form N-14, filed July 26, 2024)
10.22	Second Amendment to Loan Financing and Servicing Agreement, dated as of August 14, 2024, to the Loan Financing and Servicing Agreement, dated as of February 15, 2024, among OSCF Lending IV SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 19, 2024)

10.23	Third Amendment to Loan Financing and Servicing Agreement, dated as of November 14, 2024, to the Loan Financing and Servicing Agreement, dated as of February 15, 2024, among OSCF Lending IV SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as servicer and equityholder, the lenders party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Deutsche Bank National Trust Company, as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01471), filed on July 28, 2025)
10.24	Omnibus Amendment to Transaction Documents and Fourth Amendment to Loan Financing and Servicing Agreement, dated as of July 25, 2025, among OSCF Lending IV SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as servicer, Deutsche Bank National Trust Company, as the resigning collateral agent, as the resigning collateral custodian and resigning securities intermediary, Computershare Trust Company, N.A., as the successor collateral agent and the successor collateral custodian, each lender party thereto, the other agents parties thereto and Deutsche Bank AG, New York Branch, as facility agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01471), filed on July 28, 2025)
10.25	Loan and Servicing Agreement, dated as of February 23, 2024, among OSCF Lending II SPV, LLC, as borrower, Oaktree Strategic Credit Fund, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 28, 2024)
10.26	First Amendment to Loan and Servicing Agreement, dated as of July 3, 2025, to Loan and Servicing Agreement, dated as of February 23, 2024, among OSCF Lending II SPV, LLC, as borrower, the Company, as transferor and servicer, Citibank, N.A., as the collateral agent, account bank and collateral custodian, Virtus Group, LP, as collateral administrator, each of the lenders from time to time party thereto, and Morgan Stanley Asset Funding, Inc., as the administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01471), filed on July 7, 2025)
10.27	Registration Rights Agreement, dated as of July 15, 2025, by and among the Company and BofA Securities, Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01471), filed on July 15, 2025)
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01471), filed on December 14, 2022)
19.1*	Securities Trading Policy
21	OSCF Blocker Holdings, Inc. (Delaware)
OSCF Lending SPV, LLC (Delaware)
OSCF Lending II SPV, LLC (Delaware)
OSCF Lending III SPV, LLC (Delaware)
OSCF Lending IV SPV, LLC (Delaware)
OSCF Lending V SPV, LLC (Delaware)
24	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Christopher McKown
Chief Financial Officer and Treasurer
Date: December 17, 2025

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian and Christopher McKown, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armen Panossian Armen Panossian	Chairman, Chief Executive Officer and Co-Chief Investment Officer (principal executive officer)	December 17, 2025

/s/ Christopher McKown Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 17, 2025

/s/ Jay Ferguson Jay Ferguson	Trustee	December 17, 2025

/s/ Deborah A. Gero Deborah A. Gero	Trustee	December 17, 2025

/s/ Allison Keller Allison Keller	Trustee	December 17, 2025

/s/ Steve Mosko Steve Mosko	Trustee	December 17, 2025