Form 10-Q
period 2025-12-31
Oaktree Strategic Credit Fund
filed 2026-02-12
CIK 1872371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2026*
Class I shares of beneficial interest, $0.01 par value	148,124,805
Class S shares of beneficial interest, $0.01 par value	57,762,581
Class D shares of beneficial interest, $0.01 par value	406,986
Class T shares of beneficial interest, $0.01 par value	154,117
* Common shares outstanding exclude February 1, 2026 subscriptions because the issuance price is not yet finalized as of the date hereof.

As of December 31, 2025, there was no established public market for the registrant’s common shares of beneficial interest.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

PART I

Item 1. Financial Statements and Supplementary Data

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2025 (unaudited)	September 30, 2025
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost December 31, 2025: $7,429,166; cost September 30, 2025: $6,863,940)	$7,433,861	$6,899,031
Cash and cash equivalents	133,144	215,962
Restricted cash	48,212	44,444
Due from portfolio companies	37,449	1,997
Due from affiliates	1,029	—
Interest receivable	54,065	57,098
Receivables from unsettled transactions	3,469	16,342
Due from broker	—	1,970
Deferred financing costs	18,875	20,080
Deferred offering costs	443	720
Derivative assets at fair value	19,544	24,182
Other assets	261	608
Total assets	$7,750,352	$7,282,434
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,438	$2,425
Dividends payable	37,135	34,937
Base management fee and incentive fee payable	19,920	20,280
Payable for share repurchases	191,101	61,018
Due to broker	4,030	—
Due to affiliates	2,932	4,960
Interest payable	32,690	31,772
Payables from unsettled transactions	35,058	80,601
Derivative liabilities at fair value	1,189	—
Deferred tax liability	144	57
Credit facilities payable	1,604,400	1,349,400
Unsecured notes payable (net of $10,585 and $11,306 of unamortized financing costs as of December 31, 2025 and September 30, 2025, respectively)	1,154,752	1,155,179
Total liabilities	3,086,789	2,740,629
Commitments and contingencies (Note 12)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 203,377 and 196,721 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	2,033	1,967
Additional paid-in-capital	4,745,691	4,591,826
Accumulated distributable earnings (loss)	(84,161)	(51,988)
Total net assets (equivalent to $22.93 and $23.09 per common share as of December 31, 2025 and September 30, 2025, respectively) (Note 10)	4,663,563	4,541,805
Total liabilities and net assets	$7,750,352	$7,282,434
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	December 31, 2025 (unaudited)	September 30, 2025
Class I Shares:
Net assets	$3,341,128	$3,225,643
Common shares outstanding ($0.01 par value, unlimited shares authorized)	145,699	139,709
Net asset value per share	$22.93	$23.09
Class S Shares:
Net assets	$1,309,867	$1,310,917
Common shares outstanding ($0.01 par value, unlimited shares authorized)	57,129	56,785
Net asset value per share	$22.93	$23.09
Class D Shares:
Net assets	$9,321	$4,028
Common shares outstanding ($0.01 par value, unlimited shares authorized)	407	174
Net asset value per share	$22.93	$23.09
Class T Shares:
Net assets	$3,247	$1,217
Common shares outstanding ($0.01 par value, unlimited shares authorized)	142	53
Net asset value per share	$22.93	$23.09

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024
Interest income:
Non-control/Non-affiliate investments	$173,956	$134,062
Interest on cash and cash equivalents	2,232	3,933
Total interest income	176,188	137,995
PIK interest income:
Non-control/Non-affiliate investments	1,836	2,695
Total PIK interest income	1,836	2,695
Fee income:
Non-control/Non-affiliate investments	6,140	946
Total fee income	6,140	946
Dividend income:
Non-control/Non-affiliate investments - PIK	223	—
Total dividend income	223	—
Total investment income	184,387	141,636
Expenses:
Base management fee	14,922	10,462
Investment income incentive fee	14,859	10,749
Capital gains incentive fee	(1,211)	572
Professional fees	1,540	1,041
Class S, Class T and Class D distribution and shareholder servicing fees	2,924	2,352
Board of trustees fees	116	116
Organization expenses	—	1
Amortization of continuous offering costs	474	367
Interest expense	46,453	42,420
Administrator expense	577	248
General and administrative expenses	1,116	838
Total expenses	81,770	69,166
Net investment income before taxes	102,617	72,470
(Provision) benefit for taxes on net investment income	(324)	(265)
Net investment income	102,293	72,205
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(27,673)	(30,340)
Foreign currency forward contracts	(4,468)	31,303
Net unrealized appreciation (depreciation)	(32,141)	963
Realized gains (losses):
Non-control/Non-affiliate investments	(2,873)	4,045
Foreign currency forward contracts	9,826	(368)
Net realized gains (losses)	6,953	3,677
Provision for income tax (expense) benefit	(87)	(65)
Net realized and unrealized gains (losses), net of taxes	(25,275)	4,575
Net increase (decrease) in net assets resulting from operations	$77,018	$76,780

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024
Operations:
Net investment income	$102,293	$72,205
Net unrealized appreciation (depreciation)	(32,141)	963
Net realized gains (losses)	6,953	3,677
Provision for income tax (expense) benefit	(87)	(65)
Net increase (decrease) in net assets resulting from operations	77,018	76,780
Distributions to common shareholders:
Class I	(80,162)	(56,990)
Class S	(28,791)	(25,863)
Class D	(173)	(59)
Class T	(65)	—
Net decrease in net assets resulting from distributions	(109,191)	(82,912)
Share transactions:
Class I:
Issuance of Common shares in private and public offering	260,769	173,985
Share transfers between classes	1,371	1,056
Issuance of Common shares under distribution reinvestment plan	14,986	10,465
Repurchased shares, net of early repurchase deduction	(138,650)	(12,962)
Net increase from share transactions	138,476	172,544
Class S:
Issuance of Common shares in public offering	47,358	76,853
Share transfers between classes	(1,371)	(1,056)
Issuance of Common shares under distribution reinvestment plan	14,541	13,033
Repurchased shares, net of early repurchase deduction	(52,427)	(7,870)
Net increase from share transactions	8,101	80,960
Class D:
Issuance of Common shares in public offering	5,327	655
Issuance of Common shares under distribution reinvestment plan	9	26
Repurchased shares, net of early repurchase deduction	(24)	(77)
Net increase from share transactions	5,312	604
Class T:
Issuance of Common shares in public offering	2,028	—
Issuance of Common shares under distribution reinvestment plan	14	—
Net increase from share transactions	2,042	—
Total increase (decrease) in net assets	121,758	247,976
Net assets at beginning of period	4,541,805	3,164,340
Net assets at end of period	$4,663,563	$3,412,316
Net asset value per common share	$22.93	$23.52
Common shares outstanding at end of period	203,377	145,073

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$77,018	$76,780
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	32,141	(963)
Net realized (gains) losses	(6,953)	(3,677)
PIK interest income	(1,836)	(2,695)
PIK dividend income	(223)	—
Accretion of original issue discount on investments	(8,719)	(11,092)
Accretion of original issue discount on unsecured notes payable	211	207
Amortization of deferred financing costs	1,927	1,926
Amortization of deferred offering costs	474	367
Deferred taxes	87	45
Purchases of investments	(825,682)	(942,180)
Proceeds from the sales and repayments of investments	281,180	483,080
Changes in operating assets and liabilities:
(Increase) decrease in due from Portfolio Companies	(35,452)	—
(Increase) decrease in due from affiliates	(1,029)	—
(Increase) decrease in interest receivable	3,033	(2,865)
(Increase) decrease in receivables from unsettled transactions	12,873	(51,542)
(Increase) decrease in due from broker	1,970	(3,680)
(Increase) decrease in other assets	347	150
Increase (decrease) in accounts payable, accrued expenses and other liabilities	901	(363)
Increase (decrease) in base management fee and incentive fees payable	(360)	822
Increase (decrease) in due to broker	4,030	(4,040)
Increase (decrease) in due to affiliates	(2,047)	(334)
Increase (decrease) in interest payable	918	(20)
Increase (decrease) in payables from unsettled transactions	(45,543)	(67,029)
Increase (decrease) in director fees payable	—	(116)
Net cash used in operating activities	(510,734)	(527,219)
Financing activities:
Distributions paid in cash	(77,443)	(57,237)
Borrowings under credit facilities	525,000	345,000
Repayments of borrowings under credit facilities	(270,000)	(130,000)
Proceeds from issuance of common shares	315,482	251,493
Deferred financing costs paid	—	(92)
Deferred offering costs paid	(68)	(814)
Share repurchases paid	(61,018)	(14,635)
Net cash provided by financing activities	431,953	393,715
Effect of exchange rate changes on foreign currency	(269)	(1,238)
Net increase (decrease) in cash and cash equivalents and restricted cash	(79,050)	(134,742)
Cash and cash equivalents and restricted cash, beginning of period	260,406	524,164
Cash and cash equivalents and restricted cash, end of period	$181,356	$389,422
Supplemental information:
Cash paid for interest	$43,397	$40,307
Non-cash financing activities:
Deferred offering costs incurred	$129	$384
Distribution payable	37,135	28,389
Reinvestment of dividends during the period	29,550	23,524
Shares repurchases accrued but not yet paid	191,101	20,910
Reconciliation to the Statements of Assets and Liabilities	December 31, 2025	September 30, 2025
Cash and cash equivalents	$133,144	$215,962
Restricted cash	48,212	44,444
Total cash and cash equivalents and restricted cash	$181,356	$260,406
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		2/27/2026		$9,600	$9,593	$9,600	(8)(9)
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		22,200	22,200	23,105	(10)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	9.97%		10/8/2030		47,561	46,529	46,574	(5)(10)
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	8.72%		10/31/2031		61,824	58,946	58,887	(5)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.72%		8/19/2030		65,253	64,908	63,132	(5)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/27/2031		€8,508	9,816	9,877	(5)(8)(10)
ACESO Holding 4 S.a.r.l.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/30/2031		39,777	45,755	46,179	(5)(8)(10)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	7.87%		9/27/2031		34,034	37,367	39,512	(5)(8)(10)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	5.50%	9.49%		8/1/2029		$33,973	33,365	33,973	(5)(8)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	5.50%			8/1/2029		—	(95)	—	(5)(8)(9)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.59%		10/30/2026		11,166	11,100	11,166	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.32%		8/15/2029		10,406	10,130	10,280	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	52	(8)(10)(14)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	654	(8)(14)
American Auto Auction Group, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.17%		5/28/2032		22,825	22,654	22,479	(5)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.22%		12/6/2027		92,554	91,875	92,554	(5)(8)
Artera Services, LLC	Construction & Engineering	Fixed Rate Bond			8.50%		2/15/2031		25,234	23,269	20,972
Artera Services, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.17%		2/15/2031		53,397	52,968	43,474	(5)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(53)	(280)	(5)(8)(9)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	8.74%		3/6/2032		47,502	46,873	45,835	(5)(8)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	PRIME+	4.00%	10.75%		3/6/2031		2,393	2,277	2,079	(5)(8)(9)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	9.84%		12/29/2027		985	979	972	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	10.10%		12/29/2027		4,751	4,719	4,690	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	9.83%		12/29/2027		458	454	451	(5)(8)(9)(10)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	8.75%		12.63%	3/31/2026		590	590	593	(5)(8)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	8.75%		12.74%	3/31/2026		274	209	275	(5)(8)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	6.75%			2/25/2028		7,337	6,453	2,935	(5)(8)(11)
Astra Acquisition Corp.	Application Software	First Lien Term Loan	SOFR+	5.25%			10/25/2028		8,316	6,324	—	(5)(8)(11)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.00%	7.82%		8/19/2028		25,311	25,235	25,371	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	8.07%		8/19/2028		33,607	33,152	33,708	(5)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.25%	7.97%		9/19/2030		18,656	18,147	18,672	(5)
athenahealth Group Inc.	Health Care Technology	Preferred Equity						5,809		6,140	8,613	(8)(13)(14)
Atlas Borrower, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.50%	8.17%		9/4/2032		58,141	57,559	57,600	(5)(8)
Atlas Borrower, LLC	Health Care Services	First Lien Revolver	SOFR+	4.50%			9/4/2032		—	(99)	(92)	(5)(8)(9)
Aurelia Netherlands B.V.	Interactive Media & Services	First Lien Term Loan	E+	4.75%	6.76%		5/29/2031		€99,155	110,705	116,453	(5)(8)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Aurora Lux Finco S.A.R.L	Application Software	First Lien Term Loan	SOFR+	5.25%	8.92%		9/26/2032		$40,000	39,225	39,875	(5)(10)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.72%		12/5/2031		$121,015	$118,966	$118,849	(5)(8)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		—	(205)	(217)	(5)(8)(9)
Ballyrock CLO 19	Multi-Sector Holdings	CLO Notes	SOFR+	7.11%	10.99%		4/20/2035		2,220	2,223	2,194	(5)(10)
Bamboo Ide8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	8.82%		1/24/2031		20,000	19,850	19,850	(5)(8)
Bamboo Ide8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Revolver	SOFR+	5.00%			1/24/2031		—	(36)	(36)	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.84%		9/30/2030		3,242	3,216	3,209	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.98%		9/30/2030		2,704	2,693	2,672	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.84%		9/30/2030		3,874	3,811	3,836	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	5.00%	7.07%		9/30/2030		€15,757	16,375	18,321	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.84%		9/30/2030		$25,325	24,829	25,072	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			10/1/2029		—	(97)	(52)	(5)(8)(9)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.34%		8/15/2029		48,886	47,682	46,197	(5)(8)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2032		4,193	4,119	4,095	(5)(8)(9)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2032		38,756	38,368	38,396	(5)(8)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Revolver	SOFR+	4.75%			9/30/2032		—	(56)	(52)	(5)(8)(9)
Beach Acquisition Bidco LLC	Footwear	Fixed Rate Bond			10.00%		7/15/2033		31,650	31,650	34,962
BG MS US Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.75%	8.42%		10/17/2032		38,000	37,264	38,000	(5)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		3,545	3,511	3,100	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		1,470	1,469	1,285	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Common Stock						12,702		—	20	(10)(14)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						279		—	—	(8)(10)(14)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						975		74	1	(8)(10)(14)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		2/27/2031		8,203	8,103	8,203	(5)(8)(9)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		2/27/2031		32,701	32,436	32,701	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		2/27/2031		49,250	48,706	49,250	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/27/2031		—	(166)	—	(5)(8)(9)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	10.82%		8/28/2030		85,868	83,869	83,970	(5)(8)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	9.26%		6/14/2032		3,381	3,340	3,330	(5)(8)(9)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	E+	5.00%	7.17%		6/14/2032		€5,593	6,418	6,509	(5)(8)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	8.68%		6/14/2032		$1,644	1,629	1,629	(5)(8)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SONIA+	5.00%	8.73%		6/14/2032		£8,475	11,415	11,295	(5)(8)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	5.90%		10/31/2029		€9,022	8,912	10,272	(5)(8)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.38%		10/31/2030		36,081	35,564	40,290	(5)(8)(10)
CD&R Firefly Bidco Limited	Other Specialty Retail	First Lien Term Loan	SONIA+	4.75%	8.48%		4/29/2029		£23,022	28,850	31,275	(5)(10)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	5.75%	9.47%		4/12/2030		$30,965	30,441	30,927	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(60)	(2)	(5)(8)(9)
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%	6.65%		3/31/2032		€2,509	$2,878	$2,892	(5)(8)(9)(10)
Cielo Bidco Limited	Building Products	First Lien Term Loan	SONIA+	4.75%	8.47%		3/31/2032		£39,461	52,954	52,583	(5)(8)(10)
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%	6.65%		3/31/2032		€9,166	10,599	10,665	(5)(8)(10)
Cloud Software Group, Inc.	Application Software	First Lien Term Loan	SOFR+	3.25%	6.92%		3/24/2031		$13,895	13,813	13,929	(5)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	10.42%		11/13/2026		3,851	3,832	3,799	(5)(8)
Colony Holding Corporation	Distributors	First Lien Term Loan	SOFR+	6.50%	10.44%		11/13/2026		11,843	11,761	11,684	(5)(8)
Condor Merger Sub Inc.	Systems Software	Fixed Rate Bond			7.38%		2/15/2030		22,277	20,976	19,451
Connect Holding II LLC	Alternative Carriers	Fixed Rate Bond			10.50%		4/3/2031		12,030	11,691	11,407
Connect Holding II LLC	Alternative Carriers	First Lien Term Loan	SOFR+	4.25%	7.99%		4/3/2031		40,830	37,866	35,688	(5)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030		—	(9)	3	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	9.09%		2/27/2030		13,262	13,065	13,295	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029		—	(12)	2	(5)(8)(9)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	8.73%		12/18/2031		105,680	103,960	103,990	(5)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031		—	(227)	(244)	(5)(8)(9)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.59%		11/8/2030		3,080	3,018	3,057	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.59%		11/8/2030		43,911	43,150	43,582	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030		—	(79)	(34)	(5)(8)(9)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028		36,819	36,506	37,017
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029		39,762	39,466	39,762	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029		29,554	29,554	29,554	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330		330	468	(8)(10)(14)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2		2	—	(8)(10)(14)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25		—	—	(8)(10)(14)
Digicel International Finance Ltd / Difl US LLC	Wireless Telecommunication Services	Fixed Rate Bond			8.63%		8/1/2032		4,757	4,757	4,939	(10)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			10.00%		2/15/2031		21,198	21,198	21,677
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.00%	9.10%		8/2/2027		200	199	201	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.25%	9.35%		8/2/2029		26,194	25,854	26,317	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.34%		2/17/2031		27,901	27,489	27,931	(5)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			5/19/2032		—	(202)	—	(5)(8)(9)(10)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.87%		5/19/2032		18,849	18,506	18,934	(5)(8)(10)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.00%	8.72%		5/19/2032		£59,320	77,852	80,148	(5)(8)(10)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.72%		4/26/2029		$38,755	37,928	36,291	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.49%		12/8/2028		1,036	1,030	1,036	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.63%		12/8/2029		1,922	1,908	1,922	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.47%		12/8/2028		17,078	16,916	17,078	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	5.50%	9.82%		12/8/2028		184	164	184	(5)(8)(9)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%			9/22/2032		—	(452)	(423)	(5)(8)(9)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%	7.27%		9/22/2032		kr	348,703	36,470	37,122	(5)(8)(10)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	SONIA+	5.25%	8.98%		9/22/2032			£27,033	$35,781	$35,688	(5)(8)(10)
Engineering Research And Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	8.67%		8/29/2031			$31,660	31,212	23,191	(5)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%			12/18/2032			—	(25)	(25)	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%			12/18/2032			—	(14)	(14)	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.20%		12/18/2032			49,972	49,784	49,784	(5)(8)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			12/18/2032			—	(19)	(19)	(5)(8)(9)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%			12/23/2032			—	(18)	(18)	(5)(8)(9)(10)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.19%		12/23/2032			18,955	18,860	18,860	(5)(8)(10)
eShipping, LLC	Diversified Support Services	First Lien Revolver	SOFR+	4.50%	8.19%		12/23/2032			447	429	429	(5)(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027			1,832	1,823	1,868	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027			1,689	1,681	1,723	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027			1,689	1,681	1,723	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027			11,437	11,397	11,666	(8)(10)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.98%		7/2/2031			7,661	7,608	7,661	(5)(8)(9)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.98%		7/2/2031			78,167	77,860	78,167	(5)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031			—	(31)	—	(5)(8)(9)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2030			8,984	8,914	8,984	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2030			35,580	34,977	35,580	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029			—	(62)	—	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.38%		10/5/2029			4,414	4,360	4,361	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.47%		10/5/2029			3,167	3,124	3,129	(5)(8)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						885			885	1,140	(8)(14)
F&M BUYER LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%			3/18/2032			—	(40)	(40)	(5)(8)(9)
F&M BUYER LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%	8.17%		3/18/2032			23,866	23,627	23,627	(5)(8)
F&M BUYER LLC	Systems Software	First Lien Revolver	SOFR+	4.50%			3/18/2032			—	(35)	(35)	(5)(8)(9)
Finastra USA, Inc.	Application Software	First Lien Term Loan	SOFR+	7.25%	10.97%		9/13/2029			11,958	11,810	11,958	(5)(8)(10)
Flexera Software LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.44%		8/16/2032			11,678	11,590	11,651	(5)(8)
Flexera Software LLC	Application Software	First Lien Term Loan	E+	4.50%	6.38%		8/15/2032			€12,305	14,376	14,419	(5)(8)
Flexera Software LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.60%		8/15/2032			$40,774	40,672	40,680	(5)(8)
Flexera Software LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/13/2032			—	(8)	(7)	(5)(8)(9)
Formulations Parent Corp	Specialty Chemicals	First Lien Term Loan	SOFR+	4.00%	7.93%		4/9/2032			17,456	17,282	17,456	(5)(8)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.75%	8.63%		10/18/2033			5,000	5,000	4,959	(5)(10)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	8.45%	12.33%		10/18/2033			6,000	6,035	5,844	(5)(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.75%	9.42%		5/3/2030			82,769	82,401	82,372	(5)(8)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.75%	9.42%		5/3/2029			8,656	8,636	8,584	(5)(8)(9)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.41%		10/15/2031			10,195	10,062	10,060	(5)(8)(9)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.40%		10/15/2031			56,177	55,713	55,812	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.50%	8.32%		10/15/2031		1,821	1,756	1,770	(5)(8)(9)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.74%		3/10/2031		$30,022	$29,762	$29,713	(5)(8)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			3/10/2031		—	(80)	(95)	(5)(8)(9)
Greenway Health, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.75%	10.42%		4/1/2029		24,563	24,109	24,563	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.82%		6/21/2027		3,537	3,516	3,443	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.82%		6/21/2027		17,109	17,009	16,656	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%	11.83%		6/21/2027		884	874	837	(5)(8)(9)
HAH Group Holding Co LLC	Health Care Services	Fixed Rate Bond			9.75%		10/1/2031		11,565	10,967	10,884
HAH Group Holding Co LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.72%		9/17/2031		9,378	8,544	8,263	(5)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.07%		4/9/2029		41,342	40,541	36,592	(5)
Harrow Health, Inc.	Pharmaceuticals	Fixed Rate Bond			8.63%		9/15/2030		7,700	7,700	8,098	(10)
Hertz Vehicle Financing III	Specialized Finance	Subordinated Debt Revolver			9.28%		6/28/2028		85,710	85,710	85,736	(8)(10)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.17%		1/25/2030		52,319	52,184	52,843	(5)(8)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(36)	—	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	9.61%		8/18/2028		16,314	16,205	15,911	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	10.11%		8/18/2028		2,325	2,307	2,297	(5)(8)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	9.61%		8/18/2028		477	466	441	(5)(8)(9)
Inmar Inc	Application Software	First Lien Term Loan	SOFR+	4.50%	8.34%		10/30/2031		60,356	60,085	59,752	(5)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(107)	(20)	(5)(8)(9)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.20%		8/25/2028		81,451	81,070	81,353	(5)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(51)	(8)	(5)(8)(9)
Intralot Capital Luxembourg S.A.	Casinos & Gaming	First Lien Term Loan	SONIA+	5.50%	9.22%		10/7/2031		£41,506	54,682	54,800	(5)(8)(10)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.33%		1/15/2026		$42,778	42,762	42,722	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			1/15/2026		—	(2)	(6)	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	8.82%		6/28/2029		4,886	4,852	4,862	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	8.82%		6/28/2029		18,867	18,678	18,773	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	8.82%		6/28/2029		28,428	27,985	28,286	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	5.00%	8.82%		6/28/2029		2,144	2,027	2,107	(5)(8)(9)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	5.50%			4/25/2031		—	(147)	—	(5)(8)(9)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SOFR+	5.50%	9.34%		4/25/2031		50,019	49,063	50,019	(5)(8)(10)
Jeppesen Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.59%		10/31/2032		49,624	49,376	49,386	(5)(8)(15)
Jeppesen Holdings, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/31/2032		—	(17)	(16)	(5)(8)(9)
JN Bidco LLC	Health Care Technology	Common Stock						3,595,500		3,338	7,587	(8)(14)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%			4/22/2032		—	(20)	—	(5)(8)(9)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%	6.85%		4/22/2032		€20,027	23,237	23,352	(5)(8)(9)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	NIBOR+	4.75%	8.90%		4/22/2032		Nkr184,534	18,147	18,220	(5)(8)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	SONIA+	4.75%	8.48%		4/22/2032		£13,129	17,618	17,586	(5)(8)(10)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	8.72%		3/20/2033		$43,764	$43,689	$42,943	(5)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.02%		10/29/2027		57,665	57,279	54,505	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.02%		10/29/2027		4,693	4,678	4,436	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.00%		10/29/2027		3,098	3,049	2,632	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%			11/25/2031		—	(61)	(71)	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%	8.23%		11/25/2031		39,033	38,539	38,682	(5)(8)
LABL, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	5.00%	8.94%		10/30/2028		28,003	27,640	17,937	(5)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.72%		2/9/2032		8,282	8,111	8,206	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.72%		2/9/2032		41,828	41,372	41,443	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%			2/9/2032		—	(81)	(90)	(5)(8)(9)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.72%		2/9/2032		4,214	4,184	4,175	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(68)	(57)	(5)(8)(9)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.75%	8.47%		6/30/2028		45,335	45,241	45,501	(5)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.72%		8/22/2031		2,704	2,656	2,648	(5)(8)(9)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	6.48%	2.75%	8/22/2031		57,194	56,307	56,210	(5)(8)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.72%		8/22/2030		2,128	2,027	2,028	(5)(8)(9)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.25%	8.97%		1/13/2030		59,144	58,429	58,571	(5)(8)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.25%			1/13/2030		—	(47)	(37)	(5)(8)(9)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	9.82%		1/31/2028		1,024	995	989	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	9.82%		1/31/2028		8,792	8,731	8,490	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	9.82%		1/31/2028		609	602	574	(5)(8)(9)
M2S Group Intermediate Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.75%	8.59%		8/25/2031		52,570	50,518	52,321	(5)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.72%		3/1/2029		31,512	30,009	29,185	(5)
Mesoblast, Inc.	Biotechnology	Warrants						33,174		152	242	(8)(10)(14)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	9.99%		7/21/2027		5,165	5,135	5,089	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	10.24%		7/21/2027		1,015	1,006	1,000	(5)(8)
Microf Funding V LLC	Consumer Finance	First Lien Term Loan	SOFR+	6.00%	9.69%		6/3/2027		19,966	19,749	19,888	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		6,958	6,855	6,888	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		6,660	6,562	6,593	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		16,601	16,438	16,435	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		41,112	40,507	40,701	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(62)	(42)	(5)(8)(9)
Mitchell International Inc	Application Software	Second Lien Term Loan	SOFR+	5.25%	8.97%		6/17/2032		42,135	41,953	41,972	(5)
Mitchell International Inc	Application Software	First Lien Term Loan	SOFR+	3.25%	6.97%		6/17/2031		16,886	16,802	16,962	(5)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.25%	8.09%		7/1/2031		38,073	37,473	37,951	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.97%		2/28/2031			1,542	1,485	1,541	(5)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.97%		2/28/2031			$71,205	$70,137	$71,190	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.25%			2/28/2030			—	(94)	(10)	(5)(8)(9)
Monroe Engineering Group LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.75%			12/20/2028			—	(24)	—	(5)(8)(9)
Monroe Engineering Group LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.75%			12/20/2028			—	(24)	—	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		2/10/2028			4,785	4,758	4,757	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		2/10/2028			988	959	939	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		2/10/2028			57,495	57,104	57,156	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		2/10/2028			7,034	7,031	6,993	(5)(8)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	8.44%		2/10/2028			1,400	1,378	1,359	(5)(8)(9)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.19%		10/2/2032			3,300	3,268	3,263	(5)(8)(9)(10)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.48%		10/2/2032			51,562	51,175	51,190	(5)(8)(10)
Nabors Industries Inc	Oil & Gas Drilling	Fixed Rate Bond			7.63%		11/15/2032			22,260	22,270	21,894	(10)
National Mentor Holdings	Health Care Services	Fixed Rate Bond			10.50%		12/15/2030			18,855	18,502	18,972
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%			4/17/2031			—	(28)	(25)	(5)(8)(9)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.42%		4/17/2031			14,393	14,203	14,249	(5)(8)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.42%		4/17/2031			48,485	47,843	48,000	(5)(8)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.75%	9.42%		4/17/2031			2,127	1,996	2,028	(5)(8)(9)(10)
NEP Group Inc	Broadcasting	First Lien Term Loan	E+	4.75%	6.65%		10/7/2031			€5,000	5,734	5,413	(5)
NEP Group Inc	Broadcasting	First Lien Term Loan	SOFR+	4.50%	8.22%		10/17/2031			$13,750	13,420	12,667	(5)
Neptune Bidco US Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.75%	8.42%		1/19/2031			30,740	30,377	30,740	(5)(8)
Neptune Bidco US Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.25%			1/19/2031			—	(9)	—	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030			—	(62)	(71)	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.09%		11/9/2030			17,650	17,501	17,491	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.48%		11/12/2030			45,808	45,331	45,396	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029			—	(43)	(39)	(5)(8)(9)
Nexus Buyer LLC	Specialized Finance	Second Lien Term Loan	SOFR+	5.75%	9.47%		2/16/2032			70,644	70,013	70,147	(5)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	9.67%		11/10/2029			1,368	1,359	1,360	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	9.69%		11/10/2029			21,821	21,538	21,682	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Revolver	PRIME+	4.75%	11.50%		11/10/2029			1,736	1,672	1,705	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	4.50%	8.47%		5/29/2030			£1,399	1,920	1,882	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.22%		5/3/2029			$4,330	4,322	4,330	(5)(8)(9)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.22%		5/3/2029			3,313	3,276	3,313	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	NIBOR+	4.50%	8.38%		5/3/2029		Nkr	68,811	6,194	6,822	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.22%		5/3/2029			$27,846	27,753	27,846	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.22%		5/3/2029			36,168	35,766	36,168	(5)(8)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	4.50%	8.22%		5/3/2029		£3,140	3,916	4,223	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.50%			4/29/2030		—	$(22)	$—	(5)(8)(9)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.50%			5/3/2029		—	(49)	—	(5)(8)(9)(10)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	11.37%		4/20/2034		$1,105	1,053	1,062	(5)(10)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/10/2030		16,965	16,796	17,050	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.42%		6/10/2030		8,453	8,319	8,411	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.42%		6/10/2030		62,434	61,901	62,122	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/10/2030		22,707	22,479	22,820	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.50%	8.17%		6/10/2030		8,873	8,663	8,541	(5)(8)(9)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.42%		6/10/2030		27,103	26,701	26,967	(5)(8)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	4.75%			6/11/2029		—	(199)	(89)	(5)(8)(9)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.72%		10/30/2031		47,416	47,021	46,467	(5)(8)(10)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031		—	(59)	(142)	(5)(8)(9)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	7.15%		10/30/2031		€16,931	18,242	19,487	(5)(8)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	9.22%		10/30/2031		£5,643	7,281	7,439	(5)(8)(10)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	8.17%		2/13/2032		$74,069	73,098	73,328	(5)(8)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.50%	8.17%		2/13/2032		2,256	2,049	2,098	(5)(8)(9)
Paratek Pharmaceuticals Inc	Pharmaceuticals	First Lien Term Loan	SOFR+	6.50%	10.17%		11/21/2028		18,387	18,235	18,387	(5)(8)
Paulus Holdings Public Limited Company	Health Care Technology	Preferred Equity						84,181		1,622	2,625	(8)(10)(14)
Paulus Holdings Public Limited Company	Health Care Technology	Warrants						18,492		356	576	(8)(10)(14)
Peraton Corp.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	7.69%		2/1/2028		5,317	5,293	4,946	(5)
PetSmart LLC	Other Specialty Retail	First Lien Term Loan	SOFR+	4.00%	7.73%		8/1/2032		40,642	40,245	40,528	(5)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	9.72%		11/15/2030		72,174	71,170	66,213	(5)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%	9.84%		11/15/2029		961	837	271	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						6,338		6,211	7,229	(8)(14)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%			12/20/2032		—	41	42	(5)(8)(9)(10)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.20%		12/20/2032		76,438	76,438	76,829	(5)(8)(10)
Pike Corporation	Construction & Engineering	First Lien Revolver	SOFR+	4.50%			12/20/2032		—	—	(34)	(5)(8)(9)(10)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.82%	1.50%	8/22/2029		1,943	1,943	1,943	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.82%	1.50%	8/22/2029		3,365	3,365	3,365	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		5,793	5,623	4,055	(5)(8)(11)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	—	(5)(8)(9)
Pluralsight, LLC	Application Software	Common Stock						1,658,698		5,540	—	(8)(14)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	8.85%		9/17/2031		23,063	22,882	23,063	(5)(8)(9)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%			9/17/2031		—	(194)	(216)	(5)(8)(9)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.25%	7.42%		9/17/2031		€50,768	55,307	59,624	(5)(8)(10)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2031		$10,323	$10,219	$10,323	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031		—	(9)	—	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2031		36,696	36,633	36,696	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2031		26,153	25,456	26,153	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031		—	(18)	—	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2031		18,526	18,519	18,526	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.00%			9/30/2031		—	(83)	—	(5)(8)(9)
Premium Parent, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.50%	10.38%		11/25/2032		101,591	99,588	99,589	(5)(8)
Premium Parent, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.50%	10.38%		9/21/2032		2,997	2,756	2,756	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	10.90%		1/23/2029		56,598	56,032	55,823	(5)(8)(10)
Project Accelerate Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	5.25%	8.97%		2/24/2031		43,094	42,777	43,094	(5)(8)
Project Accelerate Parent, LLC	Systems Software	First Lien Revolver	SOFR+	5.25%			2/22/2031		—	(46)	—	(5)(8)(9)
Propio LS, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	8.47%		5/10/2030		10,163	10,062	10,072	(5)(8)
Propio LS, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	8.75%		5/10/2030		27,764	27,486	27,514	(5)(8)
Propio LS, LLC	Diversified Support Services	First Lien Revolver	SOFR+	4.75%	8.68%		5/10/2030		453	442	443	(5)(8)(9)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			7.15%		10/15/2034		5,240	5,228	5,254	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			10.05%		10/15/2034		5,471	5,393	5,452	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			14.64%		10/15/2034		7,289	7,289	7,305	(8)(10)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	8.97%		9/20/2030		62,777	61,865	61,534	(5)(8)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%	8.97%		9/20/2030		1,328	1,231	1,196	(5)(8)(9)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	9.50%		1/31/2028		£27,922	35,415	37,556	(5)(8)(10)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.72%		4/5/2030		$50,822	46,559	44,530	(5)
Rockford Tower CLO 2024-1	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	11.36%		4/20/2037		2,500	2,478	2,529	(5)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%	8.44%		7/1/2032		6,469	6,258	6,305	(5)(8)(9)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	E+	4.75%	6.79%		7/1/2032		€17,268	20,073	20,092	(5)(8)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%	8.92%		7/1/2032		$52,841	52,313	52,350	(5)(8)(10)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029		82,235	81,816	83,386	(5)(8)(10)(12)
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.42%		12/16/2028		31,542	31,490	31,818	(5)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	8.75%		3/27/2028		2,450	2,421	2,425	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	8.87%		3/27/2028		3,324	3,270	3,270	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	5.00%			3/27/2028		—	(34)	(38)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%			3/27/2028		—	(26)	(85)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	8.72%		3/27/2028		17,026	16,798	16,856	(5)(8)
Seres Therapeutics, Inc.	Biotechnology	Warrants						4,674		293	26	(8)(10)(14)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	9.67%		5/20/2030		57,096	56,346	57,096	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%			5/20/2030			—	(95)	—	(5)(8)(9)
Silk Holdings III LLC	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	8.34%		12/1/2032			$36,385	$36,021	$36,025	(5)(8)
Silk Holdings III LLC	Personal Care Products	First Lien Revolver	SOFR+	3.50%	7.34%		12/1/2032			485	461	461	(5)(8)(9)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.47%		4/19/2029			81,220	80,149	79,995	(5)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(134)	(150)	(5)(8)(9)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	BBSW+	4.75%	8.24%		9/2/2032		A$	8,490	5,469	5,591	(5)(8)(10)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	E+	4.75%	6.52%		9/2/2032			€4,699	5,412	5,450	(5)(8)(10)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	SONIA+	4.75%	8.23%		8/15/2032			£18,960	25,086	25,183	(5)(8)(10)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	4.75%	7.00%		1/30/2032		C$	21,058	14,351	15,220	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	4.75%	8.45%		1/30/2032			$116,312	114,796	115,230	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.00%	6.06%		1/30/2032			¥2,251,646	14,349	14,230	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	4.75%			1/30/2032			—	(343)	(240)	(5)(8)(9)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			$26,481	25,616	26,360
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	9.60%		9/4/2029			23,589	22,782	22,461	(5)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	7.67%		9/27/2030			65,018	63,930	65,168	(5)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	6.00%	8.07%		4/25/2031			€47,274	50,875	55,521	(5)(8)(10)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031			—	(46)	(33)	(5)(8)(9)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.42%		11/22/2031			$56,315	55,899	55,752	(5)(8)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%			11/22/2030			—	(62)	(76)	(5)(8)(9)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	9.73%		5/26/2028			24,274	23,688	21,331	(5)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	8.47%		10/31/2031			3,287	3,226	3,188	(5)(8)(9)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	8.47%		10/31/2031			50,452	50,032	50,008	(5)(8)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	4.75%	8.47%		10/31/2031			745	698	695	(5)(8)(9)(10)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	8.72%		1/31/2029			396	387	396	(5)(8)(9)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	8.73%		1/31/2029			8,040	7,960	8,040	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	8.73%		1/31/2029			3,791	3,752	3,791	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	8.72%		1/31/2029			8,236	8,151	8,236	(5)(8)
Trident TPI Holdings, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.42%		9/15/2028			31,039	30,483	29,891	(5)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	10.94%		1/25/2034			2,785	2,630	2,611	(5)(10)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.45%		2/13/2032			1,647	1,608	1,620	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.48%		2/13/2032			7,701	7,514	7,510	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%			2/13/2032			—	(67)	(95)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.48%		2/13/2032		2,014	1,995	1,994	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.48%		2/13/2032		$76,484	$75,409	$75,734	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.00%			2/13/2031		—	(105)	(76)	(5)(8)(9)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%			7/31/2030		—	—	—	(5)(8)(9)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%			7/31/2030		—	—	—	(5)(8)(9)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	9.92%		7/31/2030		22,004	21,601	21,608	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.32%		9/10/2031		1,556	1,556	1,556	(5)(8)(9)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.45%	3.13%	9/10/2031		16,998	16,830	17,107	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.32%		9/10/2031		45,848	45,475	45,857	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.04%		9/10/2031		2,763	2,715	2,763	(5)(8)(9)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.25%			6/24/2031		—	(15)	—	(5)(8)(9)(10)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.25%	8.97%		6/24/2031		£40,334	50,780	54,251	(5)(8)(10)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.21%		6/16/2031		$48,783	48,118	48,134	(5)(8)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.22%		5/20/2032		6,459	6,383	6,459	(5)(8)(9)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.22%		5/20/2032		65,980	65,485	65,888	(5)(8)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%	8.42%		5/20/2032		1,388	1,318	1,375	(5)(8)(9)
Whitney Merger Sub, Inc.	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		7/3/2032		68,401	67,717	67,765	(5)(8)
Whitney Merger Sub, Inc.	Application Software	First Lien Revolver	SOFR+	4.75%			7/3/2032		—	(98)	(91)	(5)(8)(9)
Wilsonart LLC	Building Products	First Lien Term Loan	SOFR+	4.25%	7.92%		8/5/2031		13,313	12,995	12,928	(5)
Woodmont 2022-9 Trust	Multi-Sector Holdings	CLO Notes	SOFR+	7.77%	11.63%		10/25/2036		9,385	9,299	9,567	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.89%	3.88%	11/29/2029		2,656	2,630	2,655	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/28/2029		56,037	55,188	56,026	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029		—	(95)	(15)	(5)(8)(9)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.45%		10/26/2029		27,813	27,663	27,386	(5)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan			9.50%		10/26/2029		10,000	9,767	9,984
Zayo Group Holdings Inc	Alternative Carriers	First Lien Term Loan	SOFR+	3.00%	6.33%	0.50%	3/11/2030		18,816	17,929	17,909	(5)
Total Non-Control/Non-Affiliate Investments (159.4% of net assets)										$7,429,166	$7,433,861
BNY Mellon Short Term Investment Fund										113,291	113,291
Fidelity Investments Money Market Treasury Fund										10,638	10,638
Goldman Sachs FS Treasury Obligations Fund										33,248	33,248
Other cash accounts										24,179	24,179
Cash and Cash Equivalents and Restricted Cash (3.9% of net assets)										$181,356	$181,356

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased		Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract		$5,966	A$	9,044	3/12/2026	ING Capital LLC	$(66)
Foreign currency forward contract	A$	419		$274	3/12/2026	Wells Fargo Securities, LLC	6
Foreign currency forward contract		$15,006	C$	20,554	3/12/2026	Wells Fargo Securities, LLC	(34)
Foreign currency forward contract		$465	C$	646	3/12/2026	Bank of New York Mellon	(7)
Foreign currency forward contract		$517,053		€435,176	3/12/2026	Wells Fargo Securities, LLC	4,269
Foreign currency forward contract		€3,880		$4,565	3/12/2026	ING Capital LLC	7
Foreign currency forward contract		€1,200		$1,403	3/12/2026	Bank of New York Mellon	11
Foreign currency forward contract		$451,394		£339,295	3/12/2026	Royal Bank of Canada	(4,894)
Foreign currency forward contract		£18,663		$24,975	3/12/2026	ING Capital LLC	123
Foreign currency forward contract		$13,180		£9,790	3/12/2026	Bank of New York Mellon	14
Foreign currency forward contract		$15,974		¥2,320,522	3/12/2026	ING Capital LLC	1,080
Foreign currency forward contract		¥44,029		$288	3/12/2026	Royal Bank of Canada	(6)
Foreign currency forward contract		$26,069	Nkr	260,868	3/12/2026	ING Capital LLC	211
Foreign currency forward contract	Nkr	1,810		$181	3/12/2026	Royal Bank of Canada	(1)
Foreign currency forward contract	Nkr	5,147		$515	3/12/2026	Bank of New York Mellon	(5)
Foreign currency forward contract		$36,273	kr	337,494	3/12/2026	ING Capital LLC	(472)
Foreign currency forward contract		$1,180	kr	10,772	3/12/2026	Bank of New York Mellon	7
							$243

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$8,435
Interest rate swap	Fixed 6.5%	Floating 3-month SOFR +2.5954%	Morgan Stanley Bank, N.A.	7/23/2029	$400,000	$5,965
Interest rate swap	Fixed 6.19%	Floating 3-month SOFR +2.4926%	Royal Bank of Canada	7/15/2030	$400,000	$3,712
						$18,112
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate (“SOFR”), the euro interbank offered rate (“EURIBOR” or “E”), the sterling overnight index average (“SONIA”), the Tokyo overnight average rate ("TONA"), the Canadian overnight repo rate average ("CORRA"), the bank bill swap rate ("BBSW"), the Norwegian interbank offered rate (“NIBOR”), the Stockholm interbank offered rate ("STIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2025, the reference rates for the Company’s variable rate loans were the 30-day SOFR at 3.69%, the 90-day SOFR at 3.65%, the 180-day SOFR at 3.57%, the PRIME at 6.75%, the SONIA at 3.95%, the TONA at 0.75%, the 30-day CORRA at 2.30%, the 90-day BBSW at 3.60%, the 30-day NIBOR at 3.88%, the 90-day NIBOR at 4.75%, the180-day STIBOR at 2.02%, the 30-day EURIBOR at 1.94%, the 90-day EURIBOR at 2.03% and the 180-day EURIBOR at 2.11%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

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
(8)As of December 31, 2025, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, qualifying assets represented 73.4% of the Company’s total assets and non-qualifying assets represented 26.6% of the Company’s total assets.
(11)This investment was on non-accrual status as of December 31, 2025.
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
(14)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $29,233, or 0.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Type of Investment	Acquisition Date
ADC Therapeutics SA	Warrants	8/15/2022
AIP RD Buyer Corp.	Common Stock	12/23/2021
athenahealth Group Inc.	Preferred Equity	2/15/2022
BioXcel Therapeutics, Inc.	Common Stock	11/25/2024
BioXcel Therapeutics, Inc.	Warrants	3/20/2024
BioXcel Therapeutics, Inc.	Warrants	4/28/2022
Delta Leasing SPV II LLC	Preferred Equity	8/31/2022
Delta Leasing SPV II LLC	Common Stock	8/31/2022
Delta Leasing SPV II LLC	Warrants	8/31/2022
Eyesouth Eye Care Holdco LLC	Common Stock	10/7/2022
JN Bidco LLC	Common Stock	8/12/2024
Mesoblast, Inc.	Warrants	12/20/2021
Paulus Holdings Public Limited Company	Preferred Equity	10/14/2022
Paulus Holdings Public Limited Company	Warrants	10/14/2022
PetVet Care Centers, LLC	Preferred Equity	11/14/2023
Pluralsight, LLC	Common Stock	8/22/2024
Seres Therapeutics, Inc.	Warrants	4/27/2023
(15)In addition to the interest earned based on the stated interest rate of this investment, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other lenders to the extent an investment has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder and the Company holds the “last out” tranche.

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

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%			5/20/2032		—	$(52)	—	(5)(8)(9)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.66%		5/20/2032		$66,145	65,649	$66,040	(5)(8)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%	8.67%		5/20/2032		1,850	1,781	1,835	(5)(8)(9)
Whitney Merger Sub, Inc.	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		7/3/2032		68,401	67,717	67,765	(5)(8)
Whitney Merger Sub, Inc.	Application Software	First Lien Revolver	SOFR+	4.75%			7/3/2032		—	(98)	(91)	(5)(8)(9)
Woodmont 2022-9 Trust	Multi-Sector Holdings	CLO Notes	SOFR+	7.77%	12.09%		10/25/2036		9,385	9,298	9,282	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/29/2029		2,636	2,636	2,639	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/28/2029		55,625	54,718	55,653	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029		—	(101)	(17)	(5)(8)(9)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan	SOFR+	6.50%	10.96%		10/26/2029		23,535	23,486	23,119	(5)
X Holdings Corp.	Interactive Media & Services	First Lien Term Loan			9.50%		10/26/2029		10,000	9,751	10,045
Total Non-Control/Non-Affiliate Investments (151.90% of net assets)										$6,863,940	$6,899,031
BNY Mellon Short Term Investment Fund										144,271	144,271
Goldman Sachs FS Treasury Obligations Fund										55,166	55,166
Dreyfus Treasury Cash Management Fund										415	415
Fidelity Investments Money Market Treasury Fund										10,735	10,735
Other cash accounts										49,819	49,819
Cash and Cash Equivalents and Restricted Cash (5.70% of net assets)										$260,406	$260,406

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$5,807	A$	8,803	3/12/2026	ING Capital LLC	$(35)
Foreign currency forward contract	$37,756		£27,817	12/11/2025	ING Capital LLC	303
Foreign currency forward contract	$15,567		¥2,257,924	3/12/2026	ING Capital LLC	38
Foreign currency forward contract	$25,380	Nkr	253,837	3/12/2026	ING Capital LLC	(55)
Foreign currency forward contract	$38,208	kr	354,368	12/11/2025	ING Capital LLC	360
Foreign currency forward contract	$15,362	C$	21,051	3/12/2026	Wells Fargo Securities, LLC	124
Foreign currency forward contract	$514,722		€433,136	3/12/2026	Wells Fargo Securities, LLC	1,318
Foreign currency forward contract	$391,119		£288,518	12/11/2025	Wells Fargo Securities, LLC	2,658
						$4,711

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$8,940
Interest rate swap	Fixed 6.5%	Floating 3-month SOFR +2.5954%	Morgan Stanley Bank, N.A.	7/23/2029	$400,000	$6,493
Interest rate swap	Fixed 6.19%	Floating 3-month SOFR +2.4926%	Royal Bank of Canada	7/15/2030	$400,000	$4,038
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to SOFR, EURIBOR, SONIA, TONA, CORRA, BBSW, NIBOR, STIBOR, and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2025, the reference rates for the Company’s variable rate loans were the 30-day SOFR at 4.13%, the 90-day SOFR at 3.98%, the 180-day SOFR at 3.85%, the PRIME at 7.25%, the SONIA at 4.19%, the TONA at 0.75%, the 90-day CORRA at 2.54%, the 90-day BBSW at 3.58%, the 90-day NIBOR at 4.13%, the 90-day STIBOR at 1.89%, the 30-day EURIBOR at 1.93%, the 90-day EURIBOR at 2.03% and the 180-day EURIBOR at 2.10%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(7)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
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
(14)Security acquired in transaction exempt from registration under the Securities Act and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $31,652, or 0.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
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

As of December 31, 2025, the Company has issued and sold 158,530,415 Class I shares for an aggregate purchase price of $3,722.2 million of which $100.0 million was purchased by an affiliate of the Adviser, 57,727,592 Class S shares for an aggregate purchase price of $1,355.9 million, 402,422 Class D shares for an aggregate purchase price of $9.3 million and 140,690 Class T shares for an aggregate purchase price of $3.2 million.

Note 2. Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. All intercompany balances and transactions have been eliminated. Interim results may not be reflective of results of operations for the full year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies (“ASC 946”).
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
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
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
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
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
The fair value of the Company’s investments as of December 31, 2025 and September 30, 2025 was determined by the Adviser, as the Board’s valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.
With the exception of the line items entitled “deferred financing costs,” “deferred offering costs,” “other assets,” “unsecured notes payable,” and “credit facilities payable,” which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled “interest receivable,” “receivables from unsettled transactions,” “accounts payable, accrued expenses and other liabilities,” “dividends payable,” “base management fee and incentive fee payable,” "payable for share repurchases,” “due from broker,” “due to broker,” “due to affiliates,” “interest payable” and “payables from unsettled transactions” approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2025, there were two investments on non-accrual status that represented 0.3% and less than 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2025, there was one investment on non-accrual status that represented 0.2% and less than 0.1% of total debt investments at cost and fair value, respectively.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts exceeds the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash equivalents invested in money market mutual funds are measured at fair value using the market approach based on observable transactions or quoted prices in active markets, which represent the daily net asset value (“NAV”) of the funds, and are classified as Level 1 assets within the fair value hierarchy. Cash and cash equivalents are included in the Company’s Consolidated Schedule of Investments.
As of December 31, 2025, included in restricted cash was $48.2 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facilities, the Company was restricted in terms of access to the $48.2 million until the occurrence of the periodic distribution

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the SPV credit facilities. As of September 30, 2025, included in restricted cash was $44.4 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities.
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
For the three months ended December 31, 2025, the Company did not expense any organization costs. For the three months ended December 31, 2024, the Company expensed organization costs of less than $0.01 million. As of December 31, 2025 and September 30, 2025, $0.4 million and $0.7 million, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three months ended December 31, 2025 and 2024, the Company amortized offering costs of $0.5 million and $0.4 million, respectively.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur a U.S. federal excise tax for calendar years 2025 and 2024. The Company does not expect to incur a U.S. federal excise tax for calendar year 2026.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. ASU 2023-09 is effective for the fiscal year beginning October 1, 2025 and the Company is evaluating the effect of adoption on its annual financial statements for the year ended September 30, 2026.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Note 3. Portfolio Investments
Portfolio Composition
As of December 31, 2025, the fair value of the Company’s investment portfolio was $7,433.9 million and was composed of investments in 167 portfolio companies. As of September 30, 2025, the fair value of the Company’s investment portfolio was $6,899.0 million and was composed of investments in 158 portfolio companies.
As of December 31, 2025 and September 30, 2025, the Company’s investment portfolio consisted of the following:

	December 31, 2025		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$7,001,244	94.25%	$6,414,699	93.45%
Subordinated Debt	402,276	5.41%	423,818	6.17%
Preferred Equity	14,303	0.19%	14,080	0.21%
Common Equity and Warrants	11,343	0.15%	11,343	0.17%
Total	$7,429,166	100.00%	$6,863,940	100.00%

	December 31, 2025			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$6,997,991	94.14%	150.05%	$6,438,079	93.32%	141.75%
Subordinated Debt	406,637	5.47%	8.72%	429,299	6.22%	9.45%
Preferred Equity	18,935	0.25%	0.41%	18,658	0.27%	0.41%
Common Equity and Warrants	10,298	0.14%	0.22%	12,995	0.19%	0.29%
Total	$7,433,861	100.00%	159.40%	$6,899,031	100.00%	151.90%

The composition of the Company’s debt investments as of December 31, 2025 and September 30, 2025 by floating rates and fixed rates was as follows:

	December 31, 2025		September 30, 2025
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$6,930,878	93.60%	$6,413,837	93.40%
Fixed rate	473,750	6.40%	453,541	6.60%
Total	$7,404,628	100.00%	$6,867,378	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

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

	December 31, 2025		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
United States	$6,304,204	84.87%	$5,722,070	83.37%
United Kingdom	387,222	5.21%	403,707	5.88%
Sweden	312,943	4.21%	306,364	4.46%
Germany	137,414	1.85%	176,834	2.58%
Netherlands	110,705	1.49%	110,787	1.61%
Luxembourg	90,100	1.21%	89,870	1.31%
Greece	54,682	0.74%	—	—%
Costa Rica	16,582	0.22%	16,522	0.24%
Switzerland	10,405	0.14%	10,385	0.15%
Jamaica	4,757	0.06%	4,757	0.07%
Australia	152	0.00%	1,683	0.02%
Canada	—	—%	20,961	0.31%
Total	$7,429,166	100.00%	$6,863,940	100.00%

	December 31, 2025			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$6,269,708	84.33%	134.42%	$5,718,209	82.89%	125.89%
United Kingdom	399,192	5.37%	8.56%	414,953	6.01%	9.14%
Sweden	319,689	4.30%	6.86%	313,062	4.54%	6.89%
Germany	146,130	1.97%	3.13%	185,742	2.69%	4.09%
Netherlands	116,453	1.57%	2.50%	116,216	1.68%	2.56%
Luxembourg	95,396	1.28%	2.05%	94,947	1.38%	2.09%
Greece	54,800	0.74%	1.18%	—	—%	—%
Costa Rica	16,980	0.23%	0.36%	16,789	0.24%	0.37%
Switzerland	10,332	0.14%	0.22%	10,305	0.15%	0.23%
Jamaica	4,939	0.07%	0.11%	4,894	0.07%	0.11%
Australia	242	0.00%	0.01%	1,809	0.03%	0.04%
Canada	—	—%	—%	22,105	0.32%	0.49%
Total	$7,433,861	100.00%	159.40%	$6,899,031	100.00%	151.90%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
The composition of the Company’s portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2025 and September 30, 2025 was as follows:

	December 31, 2025		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Application Software	$1,138,786	15.28%	$1,077,261	15.67%
Aerospace & Defense	536,187	7.22%	440,518	6.42%
Health Care Services	419,658	5.65%	408,129	5.95%
Life Sciences Tools & Services	318,106	4.28%	311,963	4.54%
Diversified Support Services	311,456	4.19%	269,009	3.92%
Pharmaceuticals	274,461	3.69%	307,950	4.49%
Interactive Media & Services	263,698	3.55%	259,735	3.78%
Specialized Finance	242,985	3.27%	242,474	3.53%
Systems Software	241,909	3.26%	230,953	3.36%
Health Care Equipment	223,662	3.01%	221,030	3.22%
Packaged Foods & Meats	222,023	2.99%	221,939	3.23%
Health Care Technology	217,218	2.92%	114,695	1.67%
Diversified Financial Services	202,991	2.73%	141,952	2.07%
Building Products	195,075	2.63%	179,198	2.61%
Construction & Engineering	183,928	2.48%	107,579	1.57%
Specialized Consumer Services	179,751	2.42%	177,353	2.58%
Education Services	170,176	2.29%	159,758	2.33%
Health Care Supplies	157,204	2.12%	153,582	2.24%
Paper & Plastic Packaging Products & Materials	146,283	1.97%	37,703	0.55%
Insurance Brokers	134,868	1.82%	131,423	1.91%
Property & Casualty Insurance	96,348	1.30%	76,662	1.12%
Electrical Components & Equipment	96,302	1.30%	96,510	1.41%
Construction Machinery & Heavy Transportation Equipment	86,354	1.16%	84,857	1.24%
Environmental & Facilities Services	85,024	1.14%	84,561	1.23%
Drug Retail	83,869	1.13%	84,288	1.23%
Communications Equipment	80,015	1.08%	81,615	1.19%
Research & Consulting Services	76,406	1.03%	93,967	1.37%
Cable & Satellite	74,740	1.01%	67,734	0.99%
Other Specialty Retail	69,095	0.93%	69,073	1.01%
Alternative Carriers	67,486	0.91%	45,152	0.66%
Real Estate Services	58,382	0.79%	58,482	0.85%
Soft Drinks & Non-alcoholic Beverages	56,251	0.76%	56,343	0.82%
Industrial Machinery & Supplies & Components	55,984	0.75%	58,103	0.85%
Casinos & Gaming	54,682	0.74%	—	—%
Air Freight & Logistics	53,518	0.72%	51,249	0.75%
Distributors	52,527	0.71%	56,976	0.83%
Asset Management & Custody Banks	50,765	0.68%	50,745	0.74%
Office Services & Supplies	48,398	0.65%	76,041	1.11%
Movies & Entertainment	45,241	0.61%	45,345	0.66%
Diversified Chemicals	44,476	0.60%	44,349	0.65%
Personal Care Products	36,482	0.49%	—	—%
Food Distributors	35,415	0.48%	35,193	0.51%
Footwear	31,650	0.43%	31,650	0.46%
Multi-Sector Holdings	28,718	0.39%	84,056	1.22%
Wireless Telecommunication Services	27,559	0.37%	27,550	0.40%
Trading Companies & Distributors	22,429	0.30%	38,561	0.56%
Oil & Gas Drilling	22,270	0.30%	—	—%
Hotels, Resorts & Cruise Lines	21,399	0.29%	20,535	0.30%
Consumer Finance	19,749	0.27%	19,701	0.29%
Broadcasting	19,154	0.26%	—	—%
Specialty Chemicals	17,282	0.23%	17,325	0.25%
Biotechnology	10,850	0.15%	12,361	0.18%
Health Care Distributors	10,328	0.14%	10,422	0.15%
Real Estate Development	9,593	0.13%	10,083	0.15%
Financial Exchanges & Data	—	—%	47,035	0.69%
Gold	—	—%	20,961	0.31%
Metal, Glass & Plastic Containers	—	—%	12,251	0.18%
Total	$7,429,166	100.00%	$6,863,940	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

	December 31, 2025			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$1,130,307	15.19%	24.22%	$1,075,502	15.57%	23.69%
Aerospace & Defense	542,263	7.29%	11.63%	442,866	6.42%	9.75%
Health Care Services	419,360	5.64%	8.99%	406,784	5.90%	8.96%
Life Sciences Tools & Services	320,048	4.31%	6.86%	312,748	4.53%	6.89%
Diversified Support Services	309,127	4.16%	6.63%	269,835	3.91%	5.94%
Pharmaceuticals	280,075	3.77%	6.01%	314,560	4.56%	6.93%
Interactive Media & Services	267,708	3.60%	5.74%	263,529	3.82%	5.80%
Specialized Finance	243,678	3.28%	5.23%	243,369	3.53%	5.36%
Systems Software	238,395	3.21%	5.11%	231,233	3.35%	5.09%
Health Care Equipment	227,116	3.06%	4.87%	224,448	3.25%	4.94%
Health Care Technology	226,066	3.04%	4.85%	123,048	1.78%	2.71%
Packaged Foods & Meats	222,093	2.99%	4.76%	223,605	3.24%	4.92%
Diversified Financial Services	209,482	2.82%	4.49%	148,590	2.15%	3.27%
Building Products	194,844	2.62%	4.18%	179,114	2.60%	3.94%
Specialized Consumer Services	179,518	2.41%	3.85%	177,197	2.57%	3.90%
Education Services	165,706	2.23%	3.55%	155,806	2.26%	3.43%
Construction & Engineering	164,474	2.21%	3.53%	101,248	1.47%	2.23%
Health Care Supplies	157,240	2.12%	3.37%	153,918	2.23%	3.39%
Paper & Plastic Packaging Products & Materials	138,080	1.86%	2.96%	37,857	0.55%	0.83%
Insurance Brokers	135,216	1.82%	2.90%	132,313	1.92%	2.91%
Property & Casualty Insurance	97,565	1.31%	2.09%	77,904	1.13%	1.72%
Electrical Components & Equipment	96,744	1.30%	2.07%	96,323	1.40%	2.12%
Construction Machinery & Heavy Transportation Equipment	86,687	1.17%	1.86%	85,255	1.24%	1.88%
Drug Retail	83,970	1.13%	1.80%	84,282	1.22%	1.86%
Environmental & Facilities Services	81,793	1.10%	1.75%	82,078	1.19%	1.81%
Communications Equipment	79,845	1.07%	1.71%	81,450	1.18%	1.79%
Cable & Satellite	76,126	1.02%	1.63%	68,135	0.99%	1.50%
Research & Consulting Services	74,902	1.01%	1.61%	88,990	1.29%	1.96%
Other Specialty Retail	71,803	0.97%	1.54%	71,224	1.03%	1.57%
Alternative Carriers	65,004	0.87%	1.39%	45,601	0.66%	1.00%
Real Estate Services	58,534	0.79%	1.26%	58,656	0.85%	1.29%
Soft Drinks & Non-alcoholic Beverages	57,096	0.77%	1.22%	56,388	0.82%	1.24%
Industrial Machinery & Supplies & Components	55,823	0.75%	1.20%	58,068	0.84%	1.28%
Casinos & Gaming	54,800	0.74%	1.18%	—	—%	—%
Asset Management & Custody Banks	54,251	0.73%	1.16%	54,300	0.79%	1.20%
Air Freight & Logistics	53,677	0.72%	1.15%	51,502	0.75%	1.13%
Distributors	53,154	0.72%	1.14%	57,204	0.83%	1.26%
Diversified Chemicals	50,562	0.68%	1.08%	50,531	0.73%	1.11%
Office Services & Supplies	48,821	0.66%	1.05%	71,936	1.04%	1.58%
Movies & Entertainment	45,501	0.61%	0.98%	45,965	0.67%	1.01%
Food Distributors	37,556	0.51%	0.81%	37,590	0.54%	0.83%
Personal Care Products	36,486	0.49%	0.78%	—	—%	—%
Footwear	34,962	0.47%	0.75%	34,219	0.50%	0.75%
Multi-Sector Holdings	28,766	0.39%	0.62%	86,117	1.25%	1.90%
Wireless Telecommunication Services	27,702	0.37%	0.59%	27,695	0.40%	0.61%
Trading Companies & Distributors	22,428	0.30%	0.48%	38,349	0.56%	0.84%
Oil & Gas Drilling	21,894	0.29%	0.47%	—	—%	—%
Hotels, Resorts & Cruise Lines	20,936	0.28%	0.45%	20,095	0.29%	0.44%
Consumer Finance	19,888	0.27%	0.43%	19,912	0.29%	0.44%
Broadcasting	18,080	0.24%	0.39%	—	—%	—%
Specialty Chemicals	17,456	0.23%	0.37%	17,400	0.25%	0.38%
Biotechnology	10,600	0.14%	0.23%	12,154	0.18%	0.27%
Health Care Distributors	10,053	0.14%	0.22%	10,119	0.15%	0.22%
Real Estate Development	9,600	0.13%	0.21%	10,138	0.15%	0.22%
Financial Exchanges & Data	—	—%	—%	47,723	0.69%	1.05%
Gold	—	—%	—%	22,105	0.32%	0.49%
Metal, Glass & Plastic Containers	—	—%	—%	12,053	0.17%	0.27%
Total	$7,433,861	100.00%	159.40%	$6,899,031	100.00%	151.90%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2025 on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$1,529,797	$5,468,194	$6,997,991
Subordinated debt (including CLO notes and credit linked notes)	—	150,188	256,449	406,637
Common equity and warrants	20	—	10,278	10,298
Preferred equity	—	—	18,935	18,935
Total investments at fair value	20	1,679,985	5,753,856	7,433,861
Cash equivalents	157,177	—	—	157,177
Derivative assets	—	19,544	—	19,544
Total assets at fair value	$157,197	$1,699,529	$5,753,856	$7,610,582
Derivative liabilities	—	1,189	—	1,189
Total liabilities at fair value	$—	$1,189	$—	$1,189
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

The following table provides a roll-forward of the changes in fair value from September 30, 2025 to December 31, 2025 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes and Credit-Linked Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2025	$5,020,054	$265,289	$18,658	$12,962	$5,316,963
Purchases	613,861	—	—	—	613,861
Sales and repayments	(171,157)	(9,502)	—	—	(180,659)
Capitalized PIK interest income	1,327	508	224	—	2,059
Accretion of OID	6,741	14	—	—	6,755
Net unrealized appreciation (depreciation)	(2,868)	115	53	(2,684)	(5,384)
Net realized gains (losses)	236	25	—	—	261
Fair value as of December 31, 2025	$5,468,194	$256,449	$18,935	$10,278	$5,753,856
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2025	$100	$115	$53	$(2,684)	$(2,416)
The following table provides a roll-forward of the changes in fair value from September 30, 2024 to December 31, 2024 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

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
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of December 31, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$5,289,380	Market Yield	Market Yield	(b)	6.0%	-	27.0%	9.3%
	9,363	Enterprise Value	Revenue Multiple	(d)	1.5x	-	1.7x	1.6x
	2,935	Enterprise Value	EBITDA Multiple	(d)	4.3x	-	6.3x	5.3x
	165,648	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	868	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated debt	187,133	Market Yield	Market Yield	(b)	3.0%	-	11.0%	5.7%
	69,316	Enterprise Value	Revenue multiple	(d)(f)	7.4x		7.6x	7.5x
Common equity and warrants & preferred equity	11,577	Enterprise Value	Revenue Multiple	(d)	1.6x	-	7.5x	7.5x
	17,636	Enterprise Value	EBITDA Multiple	(d)	6.8x	-	14.3x	12.9x
Total	$5,753,856
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when a market participant would take into account market yield when pricing the investment.
(c) Used when there is an observable transaction or pending event for the investment.
(d) Used when a market participant would use such multiple when pricing the investment.
(e) The Adviser generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are nonbinding, they may not be indicative of fair value. The Adviser evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated.
(f) Since September 30, 2025, the valuation technique for two subordinated debt investments changed from Market Yield to Enterprise Value. There have been no other changes in techniques utilized to value Level III investments that resulted in a material impact to the financial statements.

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
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
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
Note 4. Fee Income
For the three months ended December 31, 2025 and 2024, the Company recorded total fee income of $6.1 million and $0.9 million, respectively, of which less than $0.1 million and $0.2 million, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2025:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2025	196,721	$1,967	$4,591,826	$(51,988)	$4,541,805
Issuance of Common Shares in private and public offering	13,705	136	315,346	—	315,482
Issuance of Common Shares under distribution reinvestment plan	1,285	13	29,537	—	29,550
Shares repurchased, net of early repurchase deduction	(8,334)	(83)	(191,018)	—	(191,101)
Net investment income	—	—	—	102,293	102,293
Net unrealized appreciation (depreciation)	—	—	—	(32,141)	(32,141)
Net realized gains (losses)	—	—	—	6,953	6,953
Provision for income tax (expense) benefit	—	—	—	(87)	(87)
Distributions to shareholders	—	—	—	(109,191)	(109,191)
Balance at December 31, 2025	203,377	$2,033	$4,745,691	$(84,161)	$4,663,563

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
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
Capital Activity
The Company has the authority to issue an unlimited number of Class I, Class S, Class T and Class D Common Shares. As of December 31, 2025, the Company has issued and sold 158,530,415 Class I shares for an aggregate purchase price of $3,722.2 million, 57,727,592 Class S shares for an aggregate purchase price of $1,355.9 million, 402,422 Class D shares for an aggregate purchase price of $9.3 million and 140,690 Class T shares for an aggregate purchase price of $3.2 million. As of December 31, 2025, the Company has issued 4,215,304 Class I shares, 5,070,892 Class S shares, 8,450 Class D shares and 914 Class T shares pursuant to its distribution reinvestment plan.
The following table summarizes transactions in Common Shares for the three months ended December 31, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	11,327,590	$260,769
Share transfers between classes	59,608	1,371
Issuance of Common Shares under distribution reinvestment plan	649,577	14,986
Share repurchases, net of early repurchase deduction	(6,046,676)	(138,650)
Net increase (decrease)	5,990,099	$138,476
Class S
Issuance of Common Shares in public offering	2,057,505	$47,358
Share transfers between classes	(59,608)	(1,371)
Issuance of Common Shares under distribution reinvestment plan	633,658	14,541
Share repurchases, net of early repurchase deduction	(2,286,405)	(52,427)
Net increase (decrease)	345,150	$8,101
Class D
Issuance of Common Shares in public offering	231,810	$5,327
Issuance of Common Shares under distribution reinvestment plan	1,322	9
Share repurchases, net of early repurchase deduction	(1,065)	(24)
Net increase (decrease)	232,067	$5,312
Class T
Issuance of Common Shares in public offering	87,958	$2,028
Issuance of Common Shares under distribution reinvestment plan	914	14
Net increase (decrease)	88,872	2,042
Total net increase (decrease)	6,656,188	$153,931

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
The following table summarizes transactions in Common Shares for the three months ended December 31, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	7,385,753	$173,985
Share transfers between classes	44,803	1,056
Issuance of Common Shares under distribution reinvestment plan	444,229	10,465
Share repurchases, net of early repurchase deduction	(551,206)	(12,962)
Net increase (decrease)	7,323,579	$172,544
Class S
Issuance of Common Shares in public offering	3,262,446	$76,853
Share transfers between classes	(44,803)	(1,056)
Issuance of Common Shares under distribution reinvestment plan	553,254	13,033
Share repurchases, net of early repurchase deduction	(335,076)	(7,870)
Net increase (decrease)	3,435,821	$80,960
Class D
Issuance of Common Shares in public offering	27,811	$655
Issuance of Common Shares under distribution reinvestment plan	1,097	26
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	25,621	$604
Total net increase (decrease)	10,785,021	$254,108
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, Class D and Class T shares for the three months ended December 31, 2025 and 2024.

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2025	$22.98	$22.98	$22.98	$22.98
November 30, 2025	$22.95	$22.95	$22.95	$22.95
December 31, 2025	$22.93	$22.93	$22.93	$22.93

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2024	$23.55	$23.55	$23.55	—
November 30, 2024	$23.56	$23.56	$23.56	—
December 31, 2024	$23.52	$23.52	$23.52	—

Distributions
The Board authorizes and declares monthly distributions per outstanding Common Share. The following table presents distributions that were declared during the three months ended December 31, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1800	$26,082
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1800	26,767
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1800	27,313
				$0.5400	$80,162

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$9,459
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1637	9,608
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	9,724
				$0.4910	$28,791

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1752	$31
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1752	71
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1752	71
				$0.5256	$173

				Class T
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$19
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1637	$23
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	$23
				$0.4910	$65
The following table presents distributions that were declared during the three months ended December 31, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Special	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
				$0.6000	$56,990

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Special	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
				$0.5499	$25,863

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Special	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
				$0.5853	$59
For income tax purposes, the Company has reported its distributions for the 2025 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and shareholders for the 2025 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s shareholders.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
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
Since inception through December 31, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the three months ended December 31, 2025:

	Class I		Class S		Class D			Class T
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share		Amount	Per Share		Amount
Net investment income	$0.5070	$75,306	$0.4598	$26,972	$0.4968		$162	$0.4598		$60
Distributions in excess of net investment income	0.0330	4,856	0.0312	1,819	0.0288	$—	11	0.0312	$—	5
Total	$0.5400	$80,162	$0.4910	$28,791	$0.5256		$173	$0.4910		$65
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

Share Repurchase Program
At the discretion of the Board, during the quarter ended September 30, 2022 the Company commenced a share repurchase program pursuant to which the Company intends to offer to repurchase, in each quarter, up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter; provided that the Company reserves the right in its sole discretion to purchase additional outstanding Shares representing up to 2% of the Company's outstanding Shares each quarter without amending or extending the repurchase offer as permitted by Rule 13e-4(f)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board may amend or suspend the share repurchase program at any time if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers pursuant to tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
During the three months ended December 31, 2025, the Company repurchased pursuant to such tender offers an aggregate of 6,046,676 Class I shares, 2,286,405 Class S shares, 1,065 Class D shares and zero Class T shares. The following table presents the share repurchases completed during the three months ended December 31, 2025:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2025	8,334,146	4.24%	$22.93	$191,101
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.
During the three months ended December 31, 2024, the Company repurchased pursuant to such tender offers an aggregate of 551,206 Class I and 335,076 Class S shares and 3,287 Class D shares. The following table presents the share repurchases completed during the three months ended December 31, 2024:

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Note 6. Borrowings
Below is a summary of the Company's credit facilities as of December 31, 2025 and September 30, 2025:

	December 31, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$450.0	$785.0	$8.0	4/11/2029	4/11/2030
JPM SPV Facility	700.0	566.0	134.0	4.7	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	355.0	45.0	3.2	7/25/2028	7/25/2029
MS SPV Facility	400.0	233.4	166.6	3.0	7/3/2028	7/3/2029
Total	$2,735.0	$1,604.4	$1,130.6	$18.9

	September 30, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$370.0	$865.0	$8.5	4/11/2029	4/11/2030
JPM SPV Facility	700.0	566.0	134.0	4.9	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	280.0	120.0	3.4	7/25/2028	7/25/2029
MS SPV Facility	400.0	133.4	266.6	3.2	7/3/2028	7/3/2029
Total	$2,735.0	$1,349.4	$1,385.6	$20.0

Below is a summary of the Company's unsecured notes as of December 31, 2025 and September 30, 2025:

	December 31, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.6)	$(1.0)	$8.5	$354.9	$377.4	11/14/2028
2029 Notes	400.0	(3.6)	(1.7)	6.0	400.7	411.9	7/23/2029
2030 Notes	400.0	(4.4)	(0.1)	3.7	399.2	402.4	7/15/2030
Total	$1,150.0	$(10.6)	$(2.8)	$18.2	$1,154.8	$1,191.7

	September 30, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.8)	$(1.1)	$9.0	$355.1	$380.1	11/14/2028
2029 Notes	400.0	(3.8)	(1.8)	6.5	400.9	415.1	7/23/2029
2030 Notes	400.0	(4.7)	(0.1)	4.0	399.2	408.9	7/15/2030
Total	$1,150.0	$(11.3)	$(3.0)	$19.5	$1,155.2	$1,204.1

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Stated interest expense	$42.2	$36.7
Credit facility fees	1.6	2.0
Amortization of debt financing costs	2.2	2.1
Effect of interest rate swaps	0.5	1.6
Total interest expense	$46.5	$42.4
Weighted average interest rate (1)	6.255%	7.633%
Weighted average outstanding balance	$2,669.3	$1,965.2
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
ING Credit Agreement

On March 25, 2022, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of December 31, 2025, the size of the ING Credit Agreement facility is $1,235 million (the “Maximum Commitment”). Following the availability period, the Company will be required in certain circumstances to prepay loans. The ING Credit Agreement provides for the issuance of letters of credit during the availability period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the current and certain future subsidiaries of the Company and guaranteed by such subsidiaries.

As of December 31, 2025, borrowings under the ING Credit Agreement are denominated in U.S. dollars and bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) alternate base rate (“ABR”)) plus 0.875%, in each case, plus a SOFR adjustment of 0.10%; provided that, if at any time the Borrowing Base (as defined in the ING Credit Agreement) is greater than 1.60 times the Combined Debt Amount (as defined in the ING Credit Agreement), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternative base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%. The Company may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at the Company's option, subject to certain conditions. The Company also pays a commitment fee of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement.

At any time during the availability period, the Company, as the borrower, may propose an increase in the Maximum Commitment to an amount not to exceed the greater of (a) $1,750.0 million and (b) 150% of shareholders’ equity as of the date

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
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
The 2030 Unsecured Notes bear interest at a rate of 6.190% per year payable semi-annually in arrears on January 15 and July 15 of each year. The 2030 Unsecured Notes are the Company's direct, unsecured obligations and rank senior in right of payment to its future indebtedness that is expressly subordinated in right of payment to the 2030 Unsecured Notes; equal in right of payment to its existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by its subsidiaries, financing vehicles or similar facilities.
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
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2025 and 2024:

	Three months ended December 31, 2025	Three months ended December 31, 2024
Net increase (decrease) in net assets resulting from operations	$77,018	$76,780
Net unrealized (appreciation) depreciation	32,141	(963)
Book/tax difference due to capital gains incentive fees	—	657
Other book/tax differences (1)	(6,397)	30,358
Taxable income (2)	$102,762	$106,832
__________________
(1)For the three months ended December 31, 2025, the other book/tax difference was primarily due to changes in unrealized value of foreign currency forwards.
(2)The Company’s taxable income for the three months ended December 31, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2026. The final taxable income may be different than the estimate.
For the three months ended December 31, 2025, the Company recognized (i) a provision for incomes taxes on net investment income of $0.3 million, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of less than $0.1 million, which was all deferred tax expense.
For the three months ended December 31, 2024, the Company recognized (i) a provision for incomes taxes on net investment income of $0.3 million, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of $0.1 million, of which less than $0.1 million was deferred tax expense and less than $0.1 million was current tax expense.
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
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Note 9. Related Party Transactions
Investment Advisory Agreement
Effective as of February 3, 2022, the Company has entered into the Investment Advisory Agreement with the Adviser. The Company pays the Adviser a fee for its services consisting of two components: a management fee and an incentive fee.
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company’s total net assets determined on a consolidated basis in accordance with GAAP. For the three months ended December 31, 2025 and December 31, 2024, base management fees were $14.9 million and $10.5 million, respectively.
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

For the three months ended December 31, 2025 and December 31, 2024, the Investment Income Incentive Fee was $14.9 million and $10.7 million, respectively.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class T shares, Class S shares, Class D shares and Class I shares. As of December 31, 2025, the Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2025, there were $1.2 million of reversal of accrued Capital Gains Incentive Fees. For the three months ended December 31, 2024, there were $0.6 million of accrued Capital Gains Incentive Fees. As of December 31, 2025, there were no Capital Gains Incentive Fees accrued since inception.

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

For the three months ended December 31, 2025, the Company incurred $0.7 million of expenses under the Administration Agreement, of which $0.6 million was included in administrator expense, $0.1 million was included in general and administrative expenses and less than $0.1 million was included in organization expenses and amortization of continuous

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
offering costs on the Consolidated Statements of Operations. For the three months ended December 31, 2024, the Company incurred $0.4 million of expenses under the Administration Agreement, of which $0.2 million was included in administrator expense, less than $0.1 million was included in general and administrative expenses and $0.1 million was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations.

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

Distribution Manager Agreement

Effective as of February 3, 2022, the Company has entered into a Distribution Manager Agreement (as amended and restated, the “Distribution Manager Agreement”) with Brookfield Private Wealth LLC (the “Distribution Manager”), an affiliate of the Adviser. Under the terms of the Distribution Manager Agreement, the Distribution Manager serves as the distribution manager for the Company’s initial offering of Common Shares. The Distribution Manager is entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S and Class T shares as of the beginning of the first calendar day of the month. The Distribution Manager is entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees are paid with respect to Class I shares. The distribution and/or shareholder servicing fees are payable to the Distribution Manager, but the Distribution Manager anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

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

Distribution and Servicing Plan

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

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

For the three months ended December 31, 2025 and 2024, the Company recorded distribution and shareholder servicing fees of $2.9 million and $2.4 million, respectively, primarily all of which were attributable to Class S shares.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
For the three months ended December 31, 2025 and 2024, the Adviser did not make any Expense Payments. For the three months ended December 31, 2025 and 2024, the Company did not make any reimbursement payments to the Adviser. As of December 31, 2025, there were no amounts due to the Adviser from the Company under the Expense Support Agreement.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

Note 10. Financial Highlights

(Share amounts in thousands)	Three months ended December 31, 2025				Three months ended December 31, 2024
	Class I	Class S	Class D	Class T	Class I	Class S	Class D
Net asset value at beginning of period	$23.09	$23.09	$23.09	$23.09	$23.56	$23.56	$23.56
Capital Contribution	—	—	—	—	—	—	—
Net investment income (1)	0.51	0.46	0.50	0.46	0.52	0.47	0.51
Net unrealized appreciation (depreciation) (1)(2)	(0.16)	(0.16)	(0.16)	(0.16)	0.01	0.01	0.01
Net realized gains (losses) (1)	0.03	0.03	0.03	0.03	0.03	0.03	0.03
(Provision) benefit for taxes on realized and unrealized gains (losses) (1)	—	—	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	0.38	0.33	0.37	0.33	0.56	0.51	0.55
Distributions of net investment income to shareholders	(0.51)	(0.46)	(0.50)	(0.46)	(0.52)	(0.47)	(0.51)
Distributions in excess of net investment income	(0.03)	(0.03)	(0.03)	(0.03)	(0.08)	(0.08)	(0.08)
Net asset value at end of period	$22.93	$22.93	$22.93	$22.93	$23.52	$23.52	$23.52
Total return (3)	1.67%	1.45%	1.61%	1.45%	2.40%	2.18%	2.33%
Common shares outstanding at beginning of the period	139,709	56,785	174	53	89,884	44,323	81
Common shares outstanding at end of period	145,699	57,129	407	142	97,207	47,759	107
Net assets at the beginning of the period	$3,225,643	$1,310,917	$4,028	$1,217	$2,118,000	$1,044,424	$1,916
Net assets at end of period	$3,341,128	$1,309,867	$9,321	$3,247	$2,286,444	$1,123,357	$2,515
Average net assets (4)	$3,423,169	$1,351,855	$7,594	$3,032	$2,245,265	$1,111,550	$2,380
Ratio of net investment income to average net assets (5)	2.20%	1.99%	2.14%	1.99%	2.22%	2.01%	2.16%
Ratio of total expenses to average net assets (5)(7)	1.65%	1.86%	1.71%	1.86%	2.00%	2.18%	2.05%
Ratio of net expenses to average net assets (5)	1.65%	1.86%	1.71%	1.86%	2.00%	2.18%	2.05%
Ratio of portfolio turnover to average investments at fair value (5)	3.93%	3.93%	3.93%	3.93%	9.95%	9.95%	9.95%
Weighted average outstanding debt	$2,669,291	$2,669,291	$2,669,291	$2,669,291	$1,965,163	$1,965,163	$1,965,163
Average debt per share (1)	$12.87	$12.87	$12.87	$12.87	$13.83	$13.83	$13.83
Asset coverage ratio (6)	269.41%	269.41%	269.41%	269.41%	265.13%	265.13%	265.13%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three months ended December 31, 2025 and 2024 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a distribution reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the three months ended December 31, 2025 and 2024 have not been annualized for purposes of this ratio.
(6)	Based on outstanding senior securities of $2,755.6 million and $2,060.4 million as of December 31, 2025 and 2024, respectively.
(7)	Total expenses to average net assets is prior to expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreements (the “ISDA Master Agreements”) with its derivative counterparties, Bank of New York Mellon, Wells Fargo Securities, LLC and ING Capital LLC. The ISDA Master Agreements permit a single net payment, with each counterparty, in the event of a default or similar event. As of December 31, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparties with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025.

Description	Notional Amount to be Purchased		Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		$5,966	A$	9,044	3/12/2026	$—	$66	Derivative asset
Foreign currency forward contract	A$	419		$274	3/12/2026	6	—	Derivative asset
Foreign currency forward contract		$15,006	C$	20,554	3/12/2026	—	34	Derivative asset
Foreign currency forward contract		$465	C$	646	3/12/2026	—	7	Derivative asset
Foreign currency forward contract		$517,053		€435,176	3/12/2026	4,269	—	Derivative asset
Foreign currency forward contract		€3,880		$4,565	3/12/2026	7	—	Derivative asset
Foreign currency forward contract		€1,200		$1,403	3/12/2026	11	—	Derivative asset
Foreign currency forward contract		$451,394		£339,295	3/12/2026	—	4,894	Derivative liability
Foreign currency forward contract		£18,663		$24,975	3/12/2026	123	—	Derivative asset
Foreign currency forward contract		$13,180		£9,790	3/12/2026	14	—	Derivative asset
Foreign currency forward contract		$15,974		¥2,320,522	3/12/2026	1,080	—	Derivative asset
Foreign currency forward contract		¥44,029		$288	3/12/2026	—	6	Derivative liability
Foreign currency forward contract		$26,069	Nkr	260,868	3/12/2026	211	—	Derivative asset
Foreign currency forward contract	Nkr	1,810		$181	3/12/2026	—	1	Derivative liability
Foreign currency forward contract	Nkr	5,147		$515	3/12/2026	—	5	Derivative asset
Foreign currency forward contract		$36,273	kr	337,494	3/12/2026	—	472	Derivative asset
Foreign currency forward contract		$1,180	kr	10,772	3/12/2026	7	—	Derivative asset
						$5,728	$5,485
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$5,807	A$	8,803	3/12/2026	$—	$35	Derivative asset
Foreign currency forward contract	$37,756	C$	27,817	12/11/2025	303	—	Derivative asset
Foreign currency forward contract	$15,567		€2,257,924	3/12/2026	38	—	Derivative asset
Foreign currency forward contract	$25,380		£253,837	3/12/2026	—	55	Derivative asset
Foreign currency forward contract	$38,208		¥354,368	12/11/2025	360	—	Derivative asset
Foreign currency forward contract	$15,362		¥21,051	3/12/2026	124	—	Derivative asset
Foreign currency forward contract	$514,722	Nkr	433,136	3/12/2026	1,318	—	Derivative asset
Foreign currency forward contract	$391,119	kr	288,518	12/11/2025	2,658	—	Derivative asset
					$4,801	$90
In connection with the issuance of the 2028 Notes, the 2029 Notes and the 2030 Notes, the Company entered into interest rate swap agreements with the BNP Paribas, Morgan Stanley Bank, N.A. and Royal Bank of Canada pursuant to ISDA Master Agreements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$8,435	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	5,965	—	Derivative asset
Interest rate swap	$400,000	7/15/2030	3,712	—	Derivative liability
			$18,112	$—

Certain information related to the Company’s interest rate swaps is presented below as of September 30, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$8,940	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	6,493	—	Derivative asset
Interest rate swap	$400,000	7/15/2030	4,038	—	Derivative asset
			$19,471	$—

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of December 31, 2025, off-balance sheet arrangements consisted of $957.2 million of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies, all of which can be drawn immediately. As of September 30, 2025, off-balance sheet arrangements consisted of $931.5 million of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $931.5 million, approximately $918.9 million could be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of December 31, 2025 and September 30, 2025 is shown in the table below:

	December 31, 2025	September 30, 2025
107-109 Beech OAK22 LLC	$9,128	$8,544
ACP Falcon Buyer Inc	5,333	5,333
ASP Integrity Acquisition Co LLC	14,560	15,956
ASP-R-PAC Acquisition Co LLC	129	153
Atlas Borrower, LLC	9,883	9,883
AVSC Holding Corp.	11,910	12,016
Bamboo Ide8 Insurance Services, LLC	4,794	—
Bamboo US Bidco LLC	5,302	8,701
Bayou Intermediate II, LLC	12,017	16,209
Biscuit Parent, LLC	23,291	31,037
Blue Bidco Ltd	2,229	2,229
Centralsquare Technologies, LLC	3,302	3,302
Cielo Bidco Limited	3,016	5,947
Coupa Holdings, LLC	2,122	2,122
Creek Parent, Inc.	15,207	15,207
Crewline Buyer, Inc.	4,573	4,573

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

	December 31, 2025	September 30, 2025
Draken International, LLC	$22,175	$22,175
Dukes Root Control Inc.	1,906	1,906
Empire Bidco AB	45,163	45,163
Enverus Holdings, Inc.	25,857	4,664
eShipping, LLC	10,283	—
Everbridge, Inc.	19,899	19,899
Evergreen IX Borrower 2023, LLC	4,006	4,006
Eyesouth Eye Care Holdco LLC	5	2,069
F&M BUYER LLC	11,435	11,435
Flexera Software LLC	3,129	3,129
Galileo Parent, Inc.	3,312	3,463
Geo Topco Corporation	16,500	16,500
Grand River Aseptic Manufacturing, Inc.	9,237	9,237
Grove Hotel Parcel Owner, LLC	884	1,768
Icefall Parent, Inc.	5,144	5,144
iCIMs, Inc.	921	988
Integrity Marketing Acquisition, LLC	24,486	26,386
Inventus Power, Inc.	4,967	3,808
IW Buyer LLC	5,180	6,252
Janus Bidco Limited	15,760	15,760
Jeppesen Holdings, LLC	3,312	—
Kairos Intermediateco AB	26,683	9,092
Kings Buyer, LLC	5,351	5,914
Kite Midco II Inc.	9,609	9,609
LDS Buyer, LLC	22,057	24,418
Legends Hospitality Holding Company, LLC	3,964	6,142
Lightbox Intermediate, L.P.	3,752	3,845
LSL Holdco, LLC	406	325
Microf Funding V LLC	9,992	9,992
Minotaur Acquisition, Inc.	4,174	11,132
Monotype Imaging Holdings Inc.	13,501	13,501
Monroe Engineering Group LLC	9,584	—
MRI Software LLC	12,845	5,313
MRO Florida, Inc.	1,856	—
Nellson Nutraceutical, LLC	10,524	11,283
Neptune Bidco US Inc.	6,863	6,863
Next Holdco, LLC	16,443	16,443
NFM & J, L.P.	3,019	14,982
North Star Acquisitionco, LLC	10,937	9,282
OneOncology, LLC	42,199	29,986
Optimizely North America Inc.	7,109	7,109
PAI Financing Merger Sub LLC	13,534	15,790
PetVet Care Centers, LLC	8,645	19,210
Pike Corporation	27,696	—
Pluralsight, LLC	3,351	3,351
Poseidon Midco AB	33,349	32,131
PPW Aero Buyer, Inc.	64,606	64,950
Premium Parent, LLC	9,264	—
Project Accelerate Parent, LLC	6,250	6,250
Propio LS, LLC	576	1,029
Protein for Pets Opco, LLC	5,311	4,847
RWK Midco AB	29,292	35,762
SEI Holding I Corporation	14,400	14,400
Sierra Enterprises, LLC	7,264	7,264
Silk Holdings III LLC	1,940	—
Sorenson Communications, LLC	10,177	10,177
Spruce Bidco I Inc.	26,341	26,341
TBRS, Inc.	14,113	13,697

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

	December 31, 2025	September 30, 2025
THG Acquisition, LLC	$12,948	$14,729
Transit Buyer LLC	1,555	1,950
Truck-Lite Co., LLC	30,364	32,010
US WorldMeds Ventures, LLC	15,892	15,892
USIC Holdings, Inc.	4,297	5,324
Violin Finco Guernsey Limited	3,933	3,933
West Star Aviation Acquisition LLC	15,264	21,278
Whitney Merger Sub, Inc.	9,771	9,772
WP CPP Holdings, LLC	5,831	5,831
BioXcel Therapeutics, Inc.	—	3,577
SumUp Holdings Luxembourg	—	12,795
Verona Pharma, Inc.	—	9,011
	$957,189	$931,496

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended December 31, 2025, except as discussed below.

Share Issuances

On January 1, 2026, the Company issued and sold pursuant to its continuous public offering 2,241,902 Class I shares for proceeds of $51.4 million, 437,698 Class S shares for proceeds of $10.0 million and 12,060 Class T shares for proceeds of $0.3 million.

Distributions

On January 26, 2026, the Board of Trustees of the Company declared a regular distribution on its outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1800	$—	$0.1800
Class S shares	$0.1800	$0.0162	$0.1638
Class D shares	$0.1800	$0.0048	$0.1752
Class T shares	$0.1800	$0.0162	$0.1638

The distribution is payable to shareholders of record as of January 28, 2026 and will be paid on or about February 26, 2026. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

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
•the ability of Oaktree Fund Advisors, LLC, or the Adviser, to implement its future plans with respect to our business and to achieve our investment objective;
•the ability of the Adviser and its affiliates to attract and retain highly talented professionals;
•our business prospects and the prospects of our portfolio companies;
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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2025 and elsewhere in this quarterly report on Form 10-Q..
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
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies, or BDCs, or regulated investment companies, or RICs; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Business Overview
We are a Delaware statutory trust formed on November 24, 2021 and are structured as a non-diversified, closed-end management investment company. On February 3, 2022, we elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have elected to be treated, and intend to qualify annually to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code. Effective as of February 3, 2022, we are externally managed by the Adviser pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement.
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
As of December 31, 2025, we have issued and sold 158,530,415 Class I shares for an aggregate purchase price of $3,722.2 million of which $100.0 million was purchased by an affiliate of the Adviser, 57,727,592 Class S shares for an aggregate purchase price of $1,355.9 million, 402,422 Class D shares for an aggregate purchase price of $9.3 million and 140,690 Class T shares for an aggregate purchase price of $3.2 million.

Business Environment and Developments
Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, tariffs and concern over a potential slowdown in economic activity. Various macroeconomic headwinds remain, including current geopolitical conflicts, signs of an economic slowdown outside the United States, persistent inflation, threats of tariffs and a trade war and ongoing technology disruption. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

We are unable to predict the full effects of these macroeconomic events or how they might evolve. We continue to closely monitor the impact these events have on our business, industry and portfolio companies and will provide constructive solutions where necessary.

Against this backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of the investment platform and decades of credit investing experience of the Adviser and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies.
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
The fair value of our investments as of December 31, 2025 and September 30, 2025 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to these uncertainties, the Adviser’s fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
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

As of December 31, 2025, we held $7,433.9 million of investments at fair value, up from $6,899.0 million held at September 30, 2025, primarily driven by new originations funded primarily by cash proceeds from our continuous offering and an increase in borrowings.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2025, there were two investments on non-accrual status that represented 0.3% and 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2025, there was one investment on non-accrual status that represented 0.2% and less than 0.1% of total debt investments at cost and fair value, respectively.
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
PIK Interest Income
Our investments in debt securities may contain payment-in-kind, or PIK, interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company’s business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our consolidated financial statements including for purposes of computing the capital gains incentive fee payable by us to the Adviser. To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our shareholders even though we have not yet collected the cash and may never do so.

Portfolio Composition
As of December 31, 2025, the fair value of our investment portfolio was $7,433.9 million and was composed of investments in 167 portfolio companies. As of September 30, 2025, the fair value of our investment portfolio was $6,899.0 million and was composed of investments in 158 portfolio companies.
As of December 31, 2025 and September 30, 2025, our investment portfolio consisted of the following:

	December 31, 2025	September 30, 2025
Cost:
Senior Secured Debt	94.25%	93.45%
Subordinated Debt	5.41%	6.17%
Preferred Equity	0.19%	0.21%
Common Equity and Warrants	0.15%	0.17%
Total	100.00%	100.00%

	December 31, 2025	September 30, 2025
Fair Value:
Senior Secured Debt	94.14%	93.32%
Subordinated Debt	5.47%	6.22%
Preferred Equity	0.25%	0.27%
Common Equity and Warrants	0.14%	0.19%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	December 31, 2025	September 30, 2025
Fair Value:
Application Software	15.19%	15.57%
Aerospace & Defense	7.29%	6.42%
Health Care Services	5.64%	5.90%
Life Sciences Tools & Services	4.31%	4.53%
Diversified Support Services	4.16%	3.91%
Pharmaceuticals	3.77%	4.56%
Interactive Media & Services	3.60%	3.82%
Specialized Finance	3.28%	3.53%
Systems Software	3.21%	3.35%
Health Care Equipment	3.06%	3.25%
Health Care Technology	3.04%	1.78%
Packaged Foods & Meats	2.99%	3.24%
Diversified Financial Services	2.82%	2.15%
Building Products	2.62%	2.60%
Specialized Consumer Services	2.41%	2.57%
Education Services	2.23%	2.26%
Construction & Engineering	2.21%	1.47%
Health Care Supplies	2.12%	2.23%
Paper & Plastic Packaging Products & Materials	1.86%	0.55%
Insurance Brokers	1.82%	1.92%
Property & Casualty Insurance	1.31%	1.13%
Electrical Components & Equipment	1.30%	1.40%
Construction Machinery & Heavy Transportation Equipment	1.17%	1.24%
Drug Retail	1.13%	1.22%
Environmental & Facilities Services	1.10%	1.19%
Communications Equipment	1.07%	1.18%
Cable & Satellite	1.02%	0.99%
Research & Consulting Services	1.01%	1.29%
Other Specialty Retail	0.97%	1.03%
Alternative Carriers	0.87%	0.66%
Real Estate Services	0.79%	0.85%
Soft Drinks & Non-alcoholic Beverages	0.77%	0.82%
Industrial Machinery & Supplies & Components	0.75%	0.84%
Casinos & Gaming	0.74%	—%
Asset Management & Custody Banks	0.73%	0.79%
Air Freight & Logistics	0.72%	0.75%
Distributors	0.72%	0.83%
Diversified Chemicals	0.68%	0.73%
Office Services & Supplies	0.66%	1.04%
Movies & Entertainment	0.61%	0.67%
Food Distributors	0.51%	0.54%
Personal Care Products	0.49%	—%
Footwear	0.47%	0.50%
Multi-Sector Holdings	0.39%	1.25%
Wireless Telecommunication Services	0.37%	0.40%
Trading Companies & Distributors	0.30%	0.56%
Oil & Gas Drilling	0.29%	—%
Hotels, Resorts & Cruise Lines	0.28%	0.29%
Consumer Finance	0.27%	0.29%
Broadcasting	0.24%	—%
Specialty Chemicals	0.23%	0.25%
Biotechnology	0.14%	0.18%
Health Care Distributors	0.14%	0.15%
Real Estate Development	0.13%	0.15%
Financial Exchanges & Data	—%	0.69%
Gold	—%	0.32%
Metal, Glass & Plastic Containers	—%	0.17%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	December 31, 2025	September 30, 2025
United States	84.33%	82.89%
United Kingdom	5.37%	6.01%
Sweden	4.30%	4.54%
Germany	1.97%	2.69%
Netherlands	1.57%	1.68%
Luxembourg	1.28%	1.38%
Greece	0.74%	—%
Costa Rica	0.23%	0.24%
Switzerland	0.14%	0.15%
Jamaica	0.07%	0.07%
Australia	—%	0.03%
Canada	—%	0.32%
Total	100.00%	100.00%

See the Schedule of Investments as of December 31, 2025 and September 30, 2025, in our consolidated financial statements in Part I, Item 1, of this quarterly report on Form 10-Q, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of three months ended December 31, 2025 and December 31, 2024
Investment Income
Total investment income for the three months ended December 31, 2025 was $184.4 million and consisted of $178.0 million of interest income primarily from portfolio investments (including $1.8 million of PIK interest income), $6.1 million of fee income and $0.2 million of dividend income. Total investment income for the three months ended December 31, 2024 was $141.6 million and consisted of $140.7 million of interest income primarily from portfolio investments (including $2.7 million of PIK interest income) and $0.9 million of fee income. The increase in total investment income was primarily driven by the increase in the size of the investment portfolio, partially offset by lower reference rates. Based on fair value as of December 31, 2025, the weighted average yield on our debt investments was 9.1%, down from 10.2% as of December 31, 2024. Based on fair value as of December 31, 2025, the weighted average yield on our total portfolio was 9.1%, down from 10.2% as of December 31, 2024.

Expenses

Net expenses for the three months ended December 31, 2025 were $81.8 million, up significantly from $69.2 million for the three months ended December 31, 2024. The increase in expenses was primarily driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering and an increase in borrowings under our credit facilities and issuance of unsecured notes. Net expenses consisted of the following:

	For the three months ended December 31, 2025	For the three months ended December 31, 2024
Expenses:
Base management fee	$14,922	$10,462
Investment income incentive fee	14,859	10,749
Capital gains incentive fee	(1,211)	572
Professional fees	1,540	1,041
Class S, Class T and Class D distribution and shareholder servicing fees	2,924	2,352
Board of trustees fees	116	116
Organization expenses	—	1
Amortization of continuous offering costs	474	367
Interest expense	46,453	42,420
Administrator expense	577	248
General and administrative expenses	1,116	838
Total expenses	$81,770	$69,166
For the three months ended December 31, 2025 and December 31, 2024, base management fees were $14.9 million and $10.5 million, respectively. For the three months ended December 31, 2025 and 2024, investment income incentive fees were $14.9 million and $10.7 million, respectively. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $32.1 million for the three months ended December 31, 2025. This consisted of $23.7 million of net unrealized depreciation on debt investments, $4.0 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), $2.6 million of net unrealized depreciation on equity investments and $1.7 million of net unrealized depreciation of foreign currency cash and forward contracts.
Net unrealized appreciation was $1.0 million for the three months ended December 31, 2024. This consisted of $31.3 million of net unrealized appreciation of foreign currency forward contracts, partially offset by $15.9 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), $13.5 million of net unrealized depreciation on debt investments and $0.9 million of net unrealized depreciation on equity investments.
Net Realized Gains (Losses)
Net realized gains were $7.0 million for the three months ended December 31, 2025, which was primarily driven by realized gains related to foreign currency forward contracts, partially offset by realized losses related to the exits of certain investments. Net realized gains were $3.7 million for the three months ended December 31, 2024, which was primarily related to the exits of certain investments and foreign currency forward contracts.
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
For the three months ended December 31, 2025, we experienced a net decrease in cash and cash equivalents of $79.1 million. During that period, $510.7 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $432.0 million, due primarily from $315.5 million of proceeds from the issuance of common shares and $255.0 million of net borrowings under the credit facilities, partially offset by $77.4 million of distributions paid to shareholders and $61.0 million of shares repurchases paid.
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
As of December 31, 2025, we had $181.4 million of cash and cash equivalents (including restricted cash of $48.2 million), portfolio investments (at fair value) of $7,433.9 million, $54.1 million of interest receivable, $1,130.6 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $31.6 million of net payables from unsettled transactions, $1,604.4 million of borrowings outstanding under our credit facilities and $1,154.8 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2025 and September 30, 2025, off-balance sheet arrangements consisted of $957.2 million and $931.5 million, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. As of December 31, 2025, all of the $957.2 million of unfunded commitments can be drawn immediately. As of September 30, 2025, of the $931.5 million of unfunded commitments, approximately $918.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations

	Debt Outstanding as of September 30, 2025	Debt Outstanding as of December 31, 2025	Weighted average debt outstanding for the three months ended December 31, 2025	Maximum debt outstanding for the three months ended December 31, 2025
ING Credit Agreement	$370,000	$450,000	$464,348	$570,000
JPM SPV Facility	566,000	566,000	566,000	566,000
DBNY SPV Facility	280,000	355,000	310,978	355,000
MS SPV Facility	133,400	233,400	177,965	233,400
2028 Notes	350,000	350,000	350,000	350,000
2029 Notes	400,000	400,000	400,000	400,000
2030 Notes	400,000	400,000	400,000	400,000
Total debt	$2,499,400	$2,754,400	$2,669,291

	Payments due by period as of December 31, 2025
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$450,000	$—	$—	$450,000
Interest due on ING Credit Agreement	108,270	25,300	50,600	32,370
JPM Loan and Security Agreement	566,000	—	—	566,000
Interest due on JPM Loan and Security Agreement	145,302	32,240	64,480	48,582
DBNY Loan Financing and Servicing Agreement	355,000	—	—	355,000
Interest due on DBNY Loan Financing and Servicing Agreement	70,933	19,885	39,770	11,278
MS Loan and Servicing Agreement	233,400	—	—	233,400
Interest due on MS Loan and Servicing Agreement	47,761	13,619	27,238	6,904
2028 Notes	350,000	—	350,000	—
Interest due on 2028 Notes	79,401	27,628	51,773	—
2029 Notes	400,000	—	—	400,000
Interest due on 2029 Notes	91,939	25,814	51,628	14,497
2030 Notes	400,000	—	—	400,000
Interest due on 2030 Notes	116,094	25,588	51,176	39,330
Total	$3,414,100	$170,074	$686,665	$2,557,361
Equity Activity
As of December 31, 2025, we have issued and sold 158,530,415 Class I shares for an aggregate purchase price of $3,722.2 million, 57,727,592 Class S shares for an aggregate purchase price of $1,355.9 million, 402,422 Class D shares for an aggregate purchase price of $9.3 million and 140,690 Class T shares for an aggregate purchase price of $3.2 million. As of December 31, 2025, we have issued 4,215,304 Class I shares, 5,070,892 Class S shares and 8,450 Class D shares pursuant to our distribution reinvestment plan.

The following table summarizes transactions in Common Shares for the three months ended December 31, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	11,327,590	$260,769
Share transfers between classes	59,608	1,371
Issuance of Common Shares under distribution reinvestment plan	649,577	14,986
Share repurchases, net of early repurchase deduction	(6,046,676)	(138,650)
Net increase (decrease)	5,990,099	$138,476
Class S
Issuance of Common Shares in public offering	2,057,505	$47,358
Share transfers between classes	(59,608)	(1,371)
Issuance of Common Shares under distribution reinvestment plan	633,658	14,541
Share repurchases, net of early repurchase deduction	(2,286,405)	(52,427)
Net increase (decrease)	345,150	$8,101
Class D
Issuance of Common Shares in public offering	231,810	$5,327
Issuance of Common Shares under distribution reinvestment plan	1,322	9
Share repurchases, net of early repurchase deduction	(1,065)	(24)
Net increase (decrease)	232,067	$5,312
Class T
Issuance of Common Shares in public offering	87,958	$2,028
Issuance of Common Shares under distribution reinvestment plan	914	$14
Net increase (decrease)	88,872	2,042
Total net increase (decrease)	6,656,188	153,931

The following table summarizes transactions in Common Shares for the three months ended December 31, 2024:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	7,385,753	$173,985
Share transfers between classes	44,803	1,056
Issuance of Common Shares under distribution reinvestment plan	444,229	10,465
Share repurchases, net of early repurchase deduction	(551,206)	(12,962)
Net increase (decrease)	7,323,579	$172,544
Class S
Issuance of Common Shares in public offering	3,262,446	$76,853
Share transfers between classes	(44,803)	(1,056)
Issuance of Common Shares under distribution reinvestment plan	553,254	13,033
Share repurchases, net of early repurchase deduction	(335,076)	(7,870)
Net increase (decrease)	3,435,821	$80,960
Class D
Issuance of Common Shares in public offering	27,811	$655
Issuance of Common Shares under distribution reinvestment plan	1,097	26
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	25,621	$604
Total net increase (decrease)	10,785,021	$254,108

Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S, Class D and Class T shares for the three months ended December 31, 2025 and 2024.

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2025	$22.98	$22.98	$22.98	22.98
November 30, 2025	$22.95	$22.95	$22.95	22.95
December 31, 2025	$22.93	$22.93	$22.93	22.93

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2024	$23.55	$23.55	$23.55	—
November 30, 2024	$23.56	$23.56	$23.56	—
December 31, 2024	$23.52	$23.52	$23.52	—

Distributions
The Board authorizes and declares monthly distribution amounts per outstanding Common Share. The following table presents distributions that were declared during the three months ended December 31, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1800	$26,082
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1800	26,767
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1800	27,313
				$0.5400	$80,162

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$9,459
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1637	9,608
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	9,724
				$0.4910	$28,791

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1752	$31
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1752	71
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1752	71
				$0.5256	$173

				Class T
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$19
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	$0.1637	$23
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	$23
				$0.4910	$65

The following table presents distributions that were declared during the three months ended December 31, 2024:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Special	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
				$0.6000	$56,990

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Special	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
				$0.5499	$25,863

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Special	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
				$0.5853	$59
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
Share Repurchase Program
At the discretion of our Board, during the quarter ended September 30, 2022 we commenced a share repurchase program pursuant to which we intend to offer to repurchase up to 5% of our Common Shares outstanding (by number of shares or aggregate NAV) as of the close of the previous calendar quarter; provided that the we reserve the right in our sole discretion to purchase additional outstanding Shares representing up to 2% of our outstanding Shares each quarter without amending or extending the repurchase offer as permitted by Rule 13e-4(f)(1) of the Exchange Act. Our Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of us and shareholders, and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to us and shareholders.
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
During the three months ended December 31, 2025, we repurchased pursuant to such tender offers an aggregate of 6,046,676 Class I shares, 2,286,405 Class S shares, 1,065 Class D shares and zero Class T shares. The following table presents the share repurchases completed during the three months ended December 31, 2025:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)(2)
December 31, 2025	8,334,146	4.24%	$22.93	$191,101
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction, where applicable.

During the three months ended December 31, 2024, we repurchased pursuant to such tender offers an aggregate of 551,206 Class I and 335,076 Class S shares and 3,287 Class D shares. The following table presents the share repurchases completed during the three months ended December 31, 2024:

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
Leverage
To seek to enhance our returns, we use and expect to continue to use leverage as market conditions permit and at the discretion of the Adviser. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On December 17, 2021, our sole shareholder approved the adoption of the 150% asset coverage requirement pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage is expected to be applied on a position-by-position basis, meaning little-to-no leverage may be applied to certain investments, while others may have more leverage applied. Any such leverage would also be expected to increase the total capital available for investment by us. We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. As of December 31, 2025, we had $2,755.6 million in senior securities and our asset coverage ratio was 269.41%.
ING Credit Agreement

On March 25, 2022, we entered into the ING Credit Agreement. As of December 31, 2025, the size of the ING Credit Agreement facility is $1,235 million (the “Maximum Commitment”), and the ING Facility has a four year availability period (the “Availability Period”) through April 11, 2029 during which loans may be made and a stated maturity date of April 11, 2030 (the “Maturity Date”). Following the Availability Period, we will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of us and of the current and certain future subsidiaries of us and guaranteed by such subsidiaries.

See Note 6. Borrowings for additional information on the ING Credit Agreement.
As of December 31, 2025, we were in compliance with all financial covenants under the ING Credit Agreement.
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
The Third Supplemental Indenture contains certain covenants, including a covenant requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act, or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC and to provide financial information to the holders of the 2030 Notes and the trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the Third Supplemental Indenture.
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
Below is a summary of our credit facilities as of December 31, 2025 and September 30, 2025:

	December 31, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$450.0	$785.0	$8.0	4/11/2029	4/11/2030
JPM SPV Facility	700.0	566.0	134.0	4.7	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	355.0	45.0	3.2	7/25/2028	7/25/2029
MS SPV Facility	400.0	233.4	166.6	3.0	7/3/2028	7/3/2029
Total	$2,735.0	$1,604.4	$1,130.6	$18.9

	September 30, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$370.0	$865.0	$8.5	4/11/2029	4/11/2030
JPM SPV Facility	700.0	566.0	134.0	4.9	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	280.0	120.0	3.4	7/25/2028	7/25/2029
MS SPV Facility	400.0	133.4	266.6	3.2	7/3/2028	7/3/2029
Total	$2,735.0	$1,349.4	$1,385.6	$20.0

Below is a summary of our unsecured notes as of December 31, 2025 and September 30, 2025:

	December 31, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.6)	$(1.0)	$8.5	$354.9	$377.4	11/14/2028
2029 Notes	400.0	(3.6)	(1.7)	6.0	400.7	411.9	7/23/2029
2030 Notes	400.0	(4.4)	(0.1)	3.7	399.2	402.4	7/15/2030
Total	$1,150.0	$(10.6)	$(2.8)	$18.2	$1,154.8	$1,191.7

	September 30, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.8)	$(1.1)	$9.0	$355.1	$380.1	11/14/2028
2029 Notes	400.0	(3.8)	(1.8)	6.5	400.9	415.1	7/23/2029
2030 Notes	400.0	(4.7)	(0.1)	4.0	399.2	408.9	7/15/2030
Total	$1,150.0	$(11.3)	$(3.0)	$19.5	$1,155.2	$1,204.1

The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Stated interest expense	$42.2	$36.7
Credit facility fees	1.6	2.0
Amortization of debt financing costs	2.2	2.1
Effect of interest rate swaps	0.5	1.6
Total interest expense	$46.5	$42.4
Weighted average interest rate (1)	6.255%	7.633%
Weighted average outstanding balance	$2,669.3	$1,965.2
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

Recent Developments
Share Issuances

On January 1, 2026, we issued and sold pursuant to our continuous public offering 2,241,902 Class I shares for proceeds of $51.4 million, 437,698 Class S shares for proceeds of $10.0 million and 12,060 Class T shares for proceeds of $0.3 million.

Distributions

On January 26, 2026, our Board of Trustees declared a regular distribution on our outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1800	$—	$0.1800
Class S shares	$0.1800	$0.0162	$0.1638
Class D shares	$0.1800	$0.0048	$0.1752
Class T shares	$0.1800	$0.0162	$0.1638

The distribution is payable to shareholders of record as of January 28, 2026 and will be paid on February 26, 2026. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.

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
As of December 31, 2025, 93.6% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2025, 93.4% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2025 and September 30, 2025 was as follows:

	December 31, 2025		September 30, 2025
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$1,836,071	26.49%	$1,812,813	28.27%
>0% and <1%	3,457,319	49.88	3,061,604	47.73
1%	1,439,442	20.77	1,301,903	20.30
>1%	198,046	2.86	237,517	3.70
Total	$6,930,878	100.00%	$6,413,837	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$176,866	$(68,860)	$108,006
200	141,456	(55,088)	86,368
150	106,046	(41,316)	64,730
100	70,636	(27,544)	43,092
50	35,299	(13,772)	21,527

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(35,227)	$13,772	$(21,455)
100	(70,107)	27,544	(42,563)
150	(104,532)	41,316	(63,216)
200	(138,329)	55,088	(83,241)
250	(170,165)	68,860	(101,305)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of December 31, 2025 and September 30, 2025:

	December 31, 2025			September 30, 2025
($ in thousands)	Debt Investments		Borrowings	Debt Investments		Borrowings
Prime rate		$5,491	$—		$3,532	$—
CORRA
30 day	C$	21,058	—	C$	21,111	—
EURIBOR
30 day		€91,014	—		€83,548	—
90 day	204,180		—	187,880		—
180 day	138,680		—	138,680		—
NIBOR
30 day	Nkr	68,811	—	—		—
90 day	184,534		—	Nkr	253,345	—
SOFR
30 day		$2,430,984	450,000		$2,299,519	370,000
90 day (a)	3,515,049		2,304,400	2,934,928		2,129,400
180 day	94,934		—	306,630		—
SONIA		£309,344	—		£297,946	—
TONA		¥2,251,646	—		¥2,257,303	—
BBSW
90 day	A$	8,490	—	A$	8,490
STIBOR						—
90 day	kr	348,703	—	kr	348,703	—
Fixed rate		$477,314	—		$455,177	—
_____________________
(a) Borrowings include the 2028 Notes, 2029 Notes and 2030 Notes, which effectively pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes during the three months ended December 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the three months ended December 31, 2025 except those already reported on a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Fourth Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 814-01471), filed on August 13, 2025)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 814-01471), filed on August 13, 2025)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: February 11, 2026