Form 10-Q
period 2026-03-31
Oaktree Strategic Credit Fund
filed 2026-05-14
CIK 1872371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2026*
Class I shares of beneficial interest, $0.01 par value	143,136,940
Class S shares of beneficial interest, $0.01 par value	54,159,067
Class D shares of beneficial interest, $0.01 par value	400,771
Class T shares of beneficial interest, $0.01 par value	205,781
* Common shares outstanding exclude May 1, 2026 subscriptions because the issuance price is not yet finalized as of the date hereof.

As of March 31, 2026, there was no established public market for the registrant’s common shares of beneficial interest.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I

Item 1. Financial Statements and Supplementary Data

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2026 (unaudited)	September 30, 2025
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost March 31, 2026: $7,114,591; cost September 30, 2025: $6,863,940)	$7,019,058	$6,899,031
Cash and cash equivalents	98,933	215,962
Restricted cash	50,384	44,444
Due from portfolio companies	534	1,997
Interest receivable	48,142	57,098
Receivables from unsettled transactions	159,559	16,342
Due from broker	5,960	1,970
Deferred financing costs	19,694	20,080
Deferred offering costs	252	720
Derivative assets at fair value	22,609	24,182
Other assets	328	608
Total assets	$7,425,453	$7,282,434
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,308	$2,425
Dividends payable	32,509	34,937
Base management fee and incentive fee payable	19,129	20,280
Payable for share repurchases	310,398	61,018
Due to affiliates	4,354	4,960
Interest payable	31,327	31,772
Payables from unsettled transactions	12,854	80,601
Deferred tax liability	66	57
Credit facilities payable	1,463,000	1,349,400
Unsecured notes payable (net of $9,863 and $11,306 of unamortized financing costs as of March 31, 2026 and September 30, 2025, respectively)	1,145,839	1,155,179
Total liabilities	3,022,784	2,740,629
Commitments and contingencies (Note 12)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 196,722 and 196,721 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	1,967	1,967
Additional paid-in-capital	4,600,564	4,591,826
Accumulated overdistributed earnings	(199,862)	(51,988)
Total net assets (equivalent to $22.38 and $23.09 per common share as of March 31, 2026 and September 30, 2025, respectively) (Note 10)	4,402,669	4,541,805
Total liabilities and net assets	$7,425,453	$7,282,434
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	March 31, 2026 (unaudited)	September 30, 2025
Class I Shares:
Net assets	$3,185,463	$3,225,643
Common shares outstanding ($0.01 par value, unlimited shares authorized)	142,336	139,709
Net asset value per share	$22.38	$23.09
Class S Shares:
Net assets	$1,204,239	$1,310,917
Common shares outstanding ($0.01 par value, unlimited shares authorized)	53,807	56,785
Net asset value per share	$22.38	$23.09
Class D Shares:
Net assets	$8,959	$4,028
Common shares outstanding ($0.01 par value, unlimited shares authorized)	400	174
Net asset value per share	$22.38	$23.09
Class T Shares:
Net assets	$4,008	$1,217
Common shares outstanding ($0.01 par value, unlimited shares authorized)	179	53
Net asset value per share	$22.38	$23.09

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Interest income:
Non-control/Non-affiliate investments	$170,380	$136,049	$344,336	$270,111
Interest on cash and cash equivalents	2,413	3,686	4,645	7,619
Total interest income	172,793	139,735	348,981	277,730
PIK interest income:
Non-control/Non-affiliate investments	2,113	2,499	3,949	5,194
Total PIK interest income	2,113	2,499	3,949	5,194
Fee income:
Non-control/Non-affiliate investments	5,107	2,367	11,247	3,313
Total fee income	5,107	2,367	11,247	3,313
Dividend income:
Non-control/Non-affiliate investments - PIK	95	—	318	—
Total dividend income	95	—	318	—
Total investment income	180,108	144,601	364,495	286,237
Expenses:
Base management fee	14,876	11,471	29,798	21,933
Investment income incentive fee	14,162	10,942	29,021	21,691
Capital gains incentive fee	—	(3,044)	(1,211)	(2,472)
Professional fees	1,914	1,389	3,454	2,430
Class S, Class T and Class D distribution and shareholder servicing fees	2,812	2,513	5,736	4,865
Board of trustees fees	116	116	232	232
Organization expenses	—	1	—	2
Amortization of continuous offering costs	295	552	769	919
Interest expense	47,123	41,977	93,576	84,397
Administrator expense	933	358	1,510	606
General and administrative expenses	1,110	658	2,226	1,496
Total expenses	83,341	66,933	165,111	136,099
Net investment income before taxes	96,767	77,668	199,384	150,138
(Provision) benefit for taxes on net investment income	(455)	(414)	(779)	(679)
Net investment income	96,312	77,254	198,605	149,459
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(92,114)	(3,861)	(119,787)	(34,201)
Foreign currency forward contracts	14,099	(27,052)	9,631	4,251
Net unrealized appreciation (depreciation)	(78,015)	(30,913)	(110,156)	(29,950)
Realized gains (losses):
Non-control/Non-affiliate investments	(35,589)	(1,601)	(38,462)	2,444
Foreign currency forward contracts	7,149	8,141	16,975	7,773
Net realized gains (losses)	(28,440)	6,540	(21,487)	10,217
Provision for income tax (expense) benefit	78	19	(9)	(46)
Net realized and unrealized gains (losses), net of taxes	(106,377)	(24,354)	(131,652)	(19,779)
Net increase (decrease) in net assets resulting from operations	$(10,065)	$52,900	$66,953	$129,680

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Operations:
Net investment income	$96,312	$77,254	$198,605	$149,459
Net unrealized appreciation (depreciation)	(78,015)	(30,913)	(110,156)	(29,950)
Net realized gains (losses)	(28,440)	6,540	(21,487)	10,217
Provision for income tax (expense) benefit	78	19	(9)	(46)
Net increase (decrease) in net assets resulting from operations	(10,065)	52,900	66,953	129,680
Distributions to common shareholders:
Class I	(77,832)	(63,188)	(157,994)	(120,178)
Class S	(27,520)	(27,847)	(56,311)	(53,710)
Class D	(205)	(77)	(378)	(136)
Class T	(79)	—	(144)	—
Net decrease in net assets resulting from distributions	(105,636)	(91,112)	(214,827)	(174,024)
Share transactions:
Class I:
Issuance of Common shares in private and public offering	108,165	300,563	368,934	474,548
Share transfers between classes	1,651	—	3,022	1,056
Issuance of Common shares under distribution reinvestment plan	10,947	11,063	25,933	21,528
Repurchased shares, net of early repurchase deduction	(193,369)	(10,271)	(332,019)	(23,233)
Net increase (decrease) from share transactions	(72,606)	301,355	65,870	473,899
Class S:
Issuance of Common shares in public offering	30,608	97,928	77,966	174,781
Share transfers between classes	(1,568)	—	(2,939)	(1,056)
Issuance of Common shares under distribution reinvestment plan	14,589	14,113	29,130	27,146
Repurchased shares, net of early repurchase deduction	(116,933)	(11,652)	(169,360)	(19,522)
Net increase (decrease) from share transactions	(73,304)	100,389	(65,203)	181,349
Class D:
Issuance of Common shares in public offering	9	1,138	5,336	1,793
Share transfers between classes	(83)	—	(83)	—
Issuance of Common shares under distribution reinvestment plan	31	28	40	54
Repurchased shares, net of early repurchase deduction	(96)	—	(120)	(77)
Net increase (decrease) from share transactions	(139)	1,166	5,173	1,770
Class T:
Issuance of Common shares in public offering	823	—	2,851	—
Issuance of Common shares under distribution reinvestment plan	33	—	47	—
Net increase (decrease) from share transactions	856	—	2,898	—
Total increase (decrease) in net assets	(260,894)	364,698	(139,136)	612,674
Net assets at beginning of period	4,663,563	3,412,316	4,541,805	3,164,340
Net assets at end of period	$4,402,669	$3,777,014	$4,402,669	$3,777,014
Net asset value per common share	$22.38	$23.28	$22.38	$23.28
Common shares outstanding at end of period	196,722	162,226	196,722	162,226

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2026	Six months ended March 31, 2025
Operating activities:
Net increase (decrease) in net assets resulting from operations	$66,953	$129,680
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	110,156	29,950
Net realized (gains) losses	21,487	(10,217)
PIK interest income	(3,949)	(5,194)
PIK dividend income	(318)	—
Accretion of original issue discount on investments	(17,336)	(17,018)
Accretion of original issue discount on unsecured notes payable	422	413
Amortization of deferred financing costs	4,141	3,854
Amortization of deferred offering costs	770	919
Deferred taxes	9	25
Purchases of investments	(1,498,361)	(2,040,284)
Proceeds from the sales and repayments of investments	1,259,724	793,883
Changes in operating assets and liabilities:
(Increase) decrease in due from Portfolio Companies	1,463	—
(Increase) decrease in interest receivable	8,956	673
(Increase) decrease in receivables from unsettled transactions	(143,217)	40,203
(Increase) decrease in due from broker	(3,990)	(7,040)
(Increase) decrease in other assets	280	208
Increase (decrease) in accounts payable, accrued expenses and other liabilities	783	(1)
Increase (decrease) in base management fee and incentive fees payable	(1,151)	(1,714)
Increase (decrease) in due to broker	—	(4,040)
Increase (decrease) in due to affiliates	(625)	(1,157)
Increase (decrease) in interest payable	(445)	242
Increase (decrease) in payables from unsettled transactions	(67,747)	126,907
Increase (decrease) in director fees payable	—	(116)
Net cash used in operating activities	(261,995)	(959,824)
Financing activities:
Distributions paid in cash	(162,105)	(119,953)
Borrowings under credit facilities	990,600	410,000
Repayments of borrowings under credit facilities	(877,000)	(214,500)
Proceeds from issuance of common shares	455,087	651,122
Deferred financing costs paid	(2,312)	(62)
Deferred offering costs paid	(169)	(1,194)
Share repurchases paid	(252,120)	(35,866)
Subscription received in advance	—	35,000
Net cash provided by financing activities	151,981	724,547
Effect of exchange rate changes on foreign currency	(1,075)	(714)
Net increase (decrease) in cash and cash equivalents and restricted cash	(111,089)	(235,991)
Cash and cash equivalents and restricted cash, beginning of period	260,406	524,164
Cash and cash equivalents and restricted cash, end of period	$149,317	$288,173
Supplemental information:
Cash paid for interest	$89,458	$79,888
Non-cash financing activities:
Deferred offering costs incurred	120	408
Distribution payable	32,509	31,581
Reinvestment of dividends during the period	55,150	48,728
Shares repurchases accrued but not yet paid	310,398	21,603
Reconciliation to the Statements of Assets and Liabilities	March 31, 2026	September 30, 2025
Cash and cash equivalents	$98,933	$215,962
Restricted cash	50,384	44,444
Total cash and cash equivalents and restricted cash	$149,317	$260,406
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(7)
107-109 Beech OAK22 LLC	Real Estate Development	First Lien Revolver			11.00%		5/27/2026		$9,600	$9,593	$9,600	(8)(9)
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		22,200	22,200	22,748	(10)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	9.92%		10/8/2030		27,492	26,926	26,606	(5)(10)
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	8.67%		10/31/2031		61,636	58,888	51,157	(5)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.70%		8/19/2030		65,089	64,763	59,177	(5)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/27/2031		€8,508	9,822	9,702	(5)(8)(10)
ACESO Holding 4 S.a.r.l.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/30/2031		39,777	45,890	45,359	(5)(8)(10)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/27/2031		34,034	37,492	38,810	(5)(8)(10)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	5.50%	9.16%		8/1/2029		$33,887	33,322	33,802	(5)(8)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	5.50%			8/1/2029		—	(89)	(13)	(5)(8)(9)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.80%		10/30/2026		11,166	11,120	10,974	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.35%		8/15/2029		10,406	10,148	10,351	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	32	(8)(10)(14)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	736	(8)(14)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.17%		12/6/2027		92,319	91,728	92,319	(5)(8)
Artera Services, LLC	Construction & Engineering	Fixed Rate Bond			8.50%		2/15/2031		25,234	23,338	21,629
Artera Services, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.17%		2/15/2031		53,261	52,833	45,694	(5)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(51)	(294)	(5)(8)(9)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	8.67%		3/6/2032		47,382	46,780	45,634	(5)(8)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	PRIME+	4.00%	10.75%		3/6/2031		6,083	5,972	5,752	(5)(8)(9)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	9.67%		12/29/2027		983	977	972	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	6.00%	9.93%		12/29/2027		4,738	4,711	4,685	(5)(8)(10)
ASP-R-PAC Acquisition Co LLC	Paper & Plastic Packaging Products & Materials	First Lien Revolver	SOFR+	6.00%	9.78%		12/29/2027		552	549	546	(5)(8)(9)(10)
Asurion, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	3.75%	7.42%		2/23/2033		21,836	21,502	21,140	(5)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		10,357	10,030	9,732
athenahealth Group Inc.	Health Care Technology	Preferred Equity						1,524		1,706	2,308	(8)(13)(14)
Atlas Borrower, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.50%	8.20%		9/4/2032		57,995	57,415	57,456	(5)(8)
Atlas Borrower, LLC	Health Care Services	First Lien Revolver	SOFR+	4.50%			9/4/2032		—	(99)	(92)	(5)(8)(9)
Aurelia Netherlands B.V.	Interactive Media & Services	First Lien Term Loan	E+	4.75%	6.77%		5/29/2031		€99,155	110,901	112,247	(5)(8)(10)
Aurora Lux Finco S.A.R.L	Application Software	First Lien Term Loan	SOFR+	5.25%	8.95%		9/26/2032		$39,900	39,155	36,758	(5)(10)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.67%		12/5/2031		120,710	118,751	118,610	(5)(8)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.67%		12/5/2029		2,348	2,156	2,142	(5)(8)(9)
Ballyrock CLO 19	Multi-Sector Holdings	CLO Notes	SOFR+	7.11%	10.78%		4/20/2035		2,220	2,223	2,029	(5)(10)
Bamboo Ide8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	5.00%	8.70%		1/24/2031		47,816	47,457	47,481	(5)(8)
Bamboo Ide8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Revolver	SOFR+	5.00%			1/24/2031		—	(36)	(34)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2030		$3,234	$3,209	$3,201	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2030		3,250	3,237	3,218	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2030		3,865	3,805	3,826	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.67%		9/30/2030		25,263	24,793	25,010	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	5.25%			10/1/2029		—	(91)	(52)	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	5.00%	7.03%		9/30/2030		€15,718	16,351	17,929	(5)(8)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.17%		8/15/2029		$48,886	47,764	40,087	(5)(8)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.45%		9/30/2032		5,849	5,767	5,753	(5)(8)(9)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.45%		9/30/2032		38,756	38,368	38,403	(5)(8)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	8.45%		9/30/2032		2,396	2,340	2,345	(5)(8)(9)
Beach Acquisition Bidco LLC	Footwear	Fixed Rate Bond				10.75%	7/15/2033		18,443	18,443	19,656
BG MS US Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.75%	8.45%		10/17/2032		11,500	11,290	11,443	(5)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		3,289	3,263	2,876	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan			13.00%		4/19/2027		1,363	1,363	1,192	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Common Stock						12,702		—	17	(10)(14)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						279		—	—	(8)(10)(14)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						975		74	—	(8)(10)(14)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%			2/27/2031		—	(37)	—	(5)(8)(9)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		2/27/2031		32,618	32,367	32,618	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		2/27/2031		60,536	60,020	60,536	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/27/2031		—	(158)	—	(5)(8)(9)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	10.67%		8/28/2030		85,328	83,447	83,664	(5)(8)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	8.73%		6/14/2032		3,678	3,745	3,637	(5)(8)(9)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	8.68%		6/14/2032		1,644	1,630	1,603	(5)(8)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SONIA+	5.00%	8.73%		6/14/2032		£8,475	11,418	10,896	(5)(8)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	E+	5.00%	7.17%		6/14/2032		€5,593	6,420	6,283	(5)(8)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	3.75%	5.89%		10/31/2029		8,632	8,552	9,672	(5)(8)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.25%	6.39%		10/31/2030		36,081	35,651	39,598	(5)(8)(10)
Buttercup 2023-1 LLC	Specialized Finance	CLO Notes	SOFR+	6.50%	10.13%		9/30/2030		$30,824	30,901	30,855	(5)(8)(10)
CCO Holdings LLC	Cable & Satellite	Fixed Rate Bond			7.00%		2/1/2033		36,000	36,000	36,135	(10)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	5.75%	9.42%		4/12/2030		30,890	30,398	30,544	(5)(8)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(57)	(36)	(5)(8)(9)
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%	6.64%		3/31/2032		€2,675	$3,068	$3,023	(5)(8)(9)(10)
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%	6.64%		3/31/2032		9,166	10,599	10,455	(5)(8)(10)
Cielo Bidco Limited	Building Products	First Lien Term Loan	SONIA+	4.75%	8.48%		3/31/2032		£39,461	52,954	51,517	(5)(8)(10)
Connect Holding II LLC	Alternative Carriers	Fixed Rate Bond			10.50%		4/3/2031		$10,108	9,833	10,056

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Connect Holding II LLC	Alternative Carriers	First Lien Term Loan	SOFR+	4.25%	7.93%		4/3/2031			$34,261	$31,891	$31,979	(5)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%			2/27/2030			—	(8)	(48)	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	8.92%		2/27/2030			13,228	13,043	12,699	(5)(8)
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%			2/27/2029			—	(11)	(37)	(5)(8)(9)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	8.67%		12/18/2031			105,414	103,728	103,770	(5)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031			—	(218)	(236)	(5)(8)(9)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.42%		11/8/2030			3,080	3,021	2,926	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.42%		11/8/2030			43,911	43,189	41,715	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030			—	(75)	(229)	(5)(8)(9)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028			32,113	31,882	31,419
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029			40,060	40,060	40,060	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029			30,072	30,072	30,072	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330			330	332	(8)(10)(14)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25			—	—	(8)(10)(14)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2			2	—	(8)(10)(14)
Digicel International Finance Ltd / Difl US LLC	Wireless Telecommunication Services	Fixed Rate Bond			8.63%		8/1/2032			4,757	4,757	4,844	(10)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			10.00%		2/15/2031			21,198	21,198	21,656
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.18%		8/2/2029			15,749	15,507	15,814	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.17%		2/17/2031			17,291	17,070	17,338	(5)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			5/19/2032			—	(194)	—	(5)(8)(9)(10)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.65%		5/19/2032			18,849	18,519	18,812	(5)(8)(10)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.00%	8.73%		5/19/2032			£59,320	77,904	78,069	(5)(8)(10)
DTI Holdco, Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.00%	7.67%		4/26/2029			$19,238	18,692	16,657	(5)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.32%		12/8/2028			1,034	1,028	1,034	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.31%		12/8/2029			1,918	1,903	1,918	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.32%		12/8/2028			17,035	16,887	17,035	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	5.50%			12/8/2028			—	(18)	—	(5)(8)(9)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%			9/22/2032			—	(453)	(400)	(5)(8)(9)(10)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%	7.27%		9/22/2032		kr	348,703	36,568	35,938	(5)(8)(10)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	SONIA+	5.25%	8.98%		9/22/2032			£27,033	35,959	35,006	(5)(8)(10)
Engineering Research And Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	8.70%		8/29/2031			$31,580	31,148	25,054	(5)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%			12/18/2032			—	(24)	(21)	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.17%		12/18/2032			58,529	58,327	58,330	(5)(8)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			12/18/2032			—	(19)	(17)	(5)(8)(9)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%			12/23/2032			—	(18)	(16)	(5)(8)(9)(10)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.20%		12/23/2032			18,955	18,960	18,867	(5)(8)(10)
eShipping, LLC	Diversified Support Services	First Lien Revolver	PRIME+	3.50%	10.25%		12/23/2032			224	206	207	(5)(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027			1,832	1,825	1,868	(8)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		$1,689	$1,682	$1,722	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			10.00%		4/21/2027		1,689	1,682	1,723	(8)(10)
Establishment Labs Holdings Inc.	Health Care Technology	First Lien Term Loan			9.00%		4/21/2027		11,437	11,404	11,666	(8)(10)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.66%		7/2/2031		7,642	7,591	7,446	(5)(8)(9)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.66%		7/2/2031		77,969	77,677	77,190	(5)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(30)	(79)	(5)(8)(9)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		9/30/2030		8,961	8,895	8,890	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		9/30/2030		35,489	34,919	35,212	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029		—	(58)	(29)	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.27%		10/5/2029		4,805	4,746	4,747	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.27%		10/5/2029		3,159	3,119	3,121	(5)(8)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						885		885	1,140	(8)(14)
F&M BUYER LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%			3/18/2032		—	(40)	(40)	(5)(8)(9)
F&M BUYER LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%	8.20%		3/18/2032		23,866	23,627	23,377	(5)(8)
F&M BUYER LLC	Systems Software	First Lien Revolver	SOFR+	4.50%			3/18/2032		—	(35)	(71)	(5)(8)(9)
Flexera Software LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.20%		8/16/2032		11,678	11,593	11,211	(5)(8)
Flexera Software LLC	Application Software	First Lien Term Loan	E+	4.50%	6.45%		8/15/2032		€12,305	14,376	13,646	(5)(8)
Flexera Software LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	8.15%		8/15/2032		$40,774	40,672	39,143	(5)(8)
Flexera Software LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/13/2032		—	(8)	(125)	(5)(8)(9)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.75%	8.42%		10/18/2033		5,000	5,000	4,925	(5)(10)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	8.45%	12.12%		10/18/2033		6,000	6,035	5,626	(5)(10)
Galileo Parent, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.12%		3/3/2033		25,406	25,025	24,953	(5)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.18%		10/15/2031		10,195	10,068	10,064	(5)(8)(9)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.17%		10/15/2031		56,177	55,732	55,823	(5)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.50%	8.17%		10/15/2031		1,821	1,759	1,772	(5)(8)(9)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	8.67%		3/10/2031		30,022	29,775	29,367	(5)(8)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%	8.71%		3/10/2031		2,309	2,233	2,108	(5)(8)(9)
Greenway Health, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.75%	10.45%		4/1/2029		24,500	24,082	24,206	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.77%		6/21/2027		3,537	3,519	3,417	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.77%		6/21/2027		17,065	16,982	16,488	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%	11.78%		6/21/2027		884	876	824	(5)(8)(9)
HAH Group Holding Co LLC	Health Care Services	Fixed Rate Bond			9.75%		10/1/2031		11,565	10,986	10,142
HAH Group Holding Co LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.67%		9/17/2031		9,354	8,558	8,039	(5)
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.02%		4/9/2029		41,235	40,485	35,078	(5)
Hertz Vehicle Financing III	Specialized Finance	Subordinated Debt Revolver			9.28%		6/28/2028		85,710	85,710	85,496	(8)(10)
Hologic, Inc.	Health Care Equipment	Second Lien Term Loan	SOFR+	5.00%			4/7/2034		—	(624)	—	(5)(9)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.20%		1/25/2030		52,319	52,192	51,796	(5)(8)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(34)	(51)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	9.42%		8/18/2028		$16,314	$16,215	$15,304	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	9.92%		8/18/2028		2,325	2,309	2,206	(5)(8)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	9.42%		8/18/2028		202	192	112	(5)(8)(9)
Inmar Inc	Application Software	First Lien Term Loan	SOFR+	4.50%	8.20%		10/30/2031		55,216	54,971	53,180	(5)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(97)	(19)	(5)(8)(9)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	8.67%		8/25/2028		81,245	80,901	81,156	(5)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(46)	(8)	(5)(8)(9)
Intralot Capital Luxembourg S.A.	Casinos & Gaming	First Lien Term Loan	SONIA+	5.50%	9.23%		10/7/2031		£41,506	54,726	53,070	(5)(8)(10)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	7.50%	11.28%		4/15/2026		$42,668	42,668	42,608	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	7.50%			4/30/2026		—	(2)	(3)	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	8.77%		6/28/2029		4,886	4,854	4,862	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	8.77%		6/28/2029		20,517	20,320	20,415	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	8.77%		6/28/2029		36,502	36,050	36,319	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	5.00%			6/28/2029		—	(119)	(48)	(5)(8)(9)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	5.50%			4/25/2031		—	(141)	—	(5)(8)(9)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SOFR+	5.50%	9.13%		4/25/2031		46,882	46,028	46,882	(5)(8)(10)
Jeppesen Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		10/31/2032		49,624	49,376	48,339	(5)(8)(15)
Jeppesen Holdings, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/31/2032		—	(17)	(86)	(5)(8)(9)
JN Bidco LLC	Health Care Technology	Common Stock								3,338	7,587	(8)(14)
Jonah Energy South Texas LLC	Oil & Gas Exploration & Production	First Lien Term Loan	SOFR+	6.00%	9.65%		3/30/2030		68,480	67,796	67,795	(5)(8)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%			4/22/2032		—	(20)	(19)	(5)(8)(9)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%	6.85%		4/22/2032		€20,027	23,241	22,909	(5)(8)(9)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	NIBOR+	4.75%	8.97%		4/22/2032		Nkr184,534	18,151	18,867	(5)(8)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	SONIA+	4.75%	8.48%		4/22/2032		£13,129	17,620	17,242	(5)(8)(10)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	8.67%		3/20/2033		$43,764	43,687	35,193	(5)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.05%		10/29/2027		57,517	57,185	54,365	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.05%		10/29/2027		4,681	4,668	4,424	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.00%		10/29/2027		5,985	5,943	5,519	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%			11/25/2031		—	(58)	(69)	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%	8.23%		11/25/2031		39,033	38,559	38,693	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.67%		2/9/2032		8,262	8,098	8,167	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.67%		2/9/2032		41,723	41,286	41,247	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%			2/9/2032		—	(81)	(124)	(5)(8)(9)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.67%		2/9/2032		4,203	4,173	4,156	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(65)	(71)	(5)(8)(9)
Learfield Communications, LLC	Movies & Entertainment	First Lien Term Loan	SOFR+	4.50%	8.17%		6/30/2028		45,220	45,136	45,385	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.67%		8/22/2031		$3,252	$3,201	$3,195	(5)(8)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	6.42%	2.75%	8/22/2031		57,225	56,379	56,207	(5)(8)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.67%		8/22/2030		3,437	3,341	3,340	(5)(8)(9)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	8.67%		1/13/2030		58,995	58,325	57,338	(5)(8)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.00%			1/13/2030		—	(44)	(109)	(5)(8)(9)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	9.77%		1/31/2028		1,021	996	990	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	6.00%	9.77%		1/31/2028		8,769	8,715	8,500	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	6.00%	9.77%		1/31/2028		528	522	496	(5)(8)(9)
M2S Group Intermediate Holdings Inc	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	4.75%	8.42%		8/25/2031		37,954	36,755	37,163	(5)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.67%		3/1/2029		31,433	30,050	28,172	(5)
Mesoblast, Inc.	Biotechnology	Warrants						33,174		152	124	(8)(10)(14)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	9.82%		7/21/2027		5,152	5,127	5,095	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	10.07%		7/21/2027		1,015	1,007	1,004	(5)(8)
Microf Funding V LLC	Consumer Finance	First Lien Term Loan	SOFR+	6.00%	9.66%		6/3/2027		19,966	19,787	19,550	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		6,958	6,861	6,892	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		6,590	6,498	6,528	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		16,559	16,406	16,404	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		41,008	40,437	40,622	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(58)	(40)	(5)(8)(9)
Mitchell International Inc	Application Software	Second Lien Term Loan	SOFR+	5.25%	8.92%		6/17/2032		42,135	41,953	38,172	(5)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.25%	7.92%		7/1/2031		36,368	35,821	32,767	(5)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.92%		2/28/2031		1,538	1,523	1,476	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.92%		2/28/2031		71,024	69,959	68,183	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.25%			2/28/2030		—	(88)	(320)	(5)(8)(9)
Monroe Engineering Group LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.75%			12/20/2028		—	(22)	(28)	(5)(8)(9)
Monroe Engineering Group LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.75%			12/20/2028		—	(22)	(28)	(5)(8)(9)
MP Midco Holdings LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	6.50%	10.17%		3/29/2030		12,897	12,975	12,951	(5)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		2/10/2028		4,773	4,749	4,655	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.47%		2/10/2028		3,181	3,152	2,977	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		2/10/2028		57,343	56,998	55,926	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		2/10/2028		7,016	7,012	6,843	(5)(8)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	8.45%		2/10/2028		1,750	1,731	1,577	(5)(8)(9)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.19%		10/2/2032		3,300	3,268	3,264	(5)(8)(9)(10)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.16%		10/2/2032		51,433	51,047	51,078	(5)(8)(10)
National Mentor Holdings	Health Care Services	Fixed Rate Bond			10.50%		12/15/2030		18,855	18,516	19,476
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%			4/17/2031		—	(28)	(25)	(5)(8)(9)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.45%		4/17/2031			$14,357	$14,142	$14,214	(5)(8)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.45%		4/17/2031			48,363	47,753	47,880	(5)(8)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Revolver	PRIME+	4.75%	11.50%		4/17/2031			3,494	3,369	3,395	(5)(8)(9)(10)
Neptune Bidco US Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.75%	8.45%		1/19/2031			30,740	30,395	30,478	(5)(8)
Neptune Bidco US Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	3.75%	10.50%		1/19/2031			707	697	648	(5)(8)(9)
New Blackboard, LLC	Application Software	Preferred Equity						88,532			930	841	(8)(14)
New Blackboard, LLC	Application Software	Common Stock						165,363			597	165	(8)(14)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	8.89%		11/9/2030			17,605	17,464	17,454	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	8.89%		11/12/2030			45,692	45,240	45,299	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029			—	(40)	(36)	(5)(8)(9)
Nexus Buyer LLC	Specialized Finance	Second Lien Term Loan	SOFR+	5.75%	9.42%		2/16/2032			59,241	58,724	57,612	(5)
Nexus Buyer LLC	Specialized Finance	First Lien Term Loan	SOFR+	3.50%	7.17%		7/31/2031			10,843	10,517	10,456	(5)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	9.52%		11/10/2029			1,365	1,356	1,337	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	9.48%		11/10/2029			21,759	21,495	21,322	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Revolver	PRIME+	4.75%	11.50%		11/10/2029			2,149	2,089	2,050	(5)(8)(9)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%			1/13/2033			—	(20)	(20)	(5)(8)(9)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%	8.24%		1/13/2033			37,500	37,304	37,317	(5)(8)
NFO Orange Buyer LLC	Distributors	First Lien Revolver	PRIME+	3.50%	10.25%		1/13/2033			1,071	1,045	1,045	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	4.50%	8.38%		5/29/2030			£1,399	1,920	1,808	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.20%		5/29/2030			$4,692	4,683	4,599	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.20%		5/3/2029			3,313	3,279	3,247	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	NIBOR+	4.50%	8.82%		5/3/2029		Nkr	68,811	6,196	6,923	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.20%		5/3/2029			$27,846	27,760	27,289	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.50%	8.20%		5/3/2029			36,168	35,796	35,445	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	4.50%	8.23%		5/3/2029			£3,140	3,917	4,058	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.50%			4/29/2030			—	(21)	(124)	(5)(8)(9)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.50%	8.20%		5/3/2029			$2,651	2,606	2,563	(5)(8)(9)(10)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	11.15%		4/20/2034			1,105	1,054	905	(5)(10)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.67%		10/30/2031			47,296	46,919	44,898	(5)(8)(10)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031			—	(57)	(308)	(5)(8)(9)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.25%	7.16%		10/30/2031			€16,888	18,203	18,459	(5)(8)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	5.50%	9.23%		10/30/2031			£5,629	7,265	7,053	(5)(8)(10)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.50%	8.17%		2/13/2032			$73,929	72,999	72,902	(5)(8)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.50%	8.20%		2/13/2032			1,579	1,380	1,360	(5)(8)(9)
Paulus Holdings Public Limited Company	Health Care Technology	Preferred Equity						84,181			1,622	2,625	(8)(10)(14)
Paulus Holdings Public Limited Company	Health Care Technology	Warrants						18,492			356	576	(8)(10)(14)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	9.67%		11/15/2030		$71,990	$71,039	$64,791	(5)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%	9.68%		11/15/2029		1,921	1,805	961	(5)(8)(9)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						6,338		6,211	7,197	(8)(14)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%			12/20/2032		—	40	—	(5)(8)(9)(10)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.18%		12/20/2032		76,438	76,438	76,438	(5)(8)(10)
Pike Corporation	Construction & Engineering	First Lien Revolver	SOFR+	4.50%			12/20/2032		—	—	(91)	(5)(8)(9)(10)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	(38)	(5)(8)(9)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.67%	1.50%	8/22/2029		1,948	1,948	1,917	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.67%	1.50%	8/22/2029		3,374	3,374	3,320	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		6,018	5,563	301	(5)(8)(11)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	(15)	(5)(8)(9)
Pluralsight, LLC	Application Software	Common Stock						1,658,698		5,540	—	(8)(14)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.25%	8.89%		9/17/2031		23,063	22,890	23,063	(5)(8)(9)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%	6.85%		9/17/2031		€20,514	23,518	23,223	(5)(8)(9)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	7.67%		9/17/2031		50,768	55,355	58,495	(5)(8)(10)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.70%		9/30/2031		$10,297	10,194	10,297	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031		—	(8)	—	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.70%		9/30/2031		36,603	36,543	36,603	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.70%		9/30/2031		26,085	25,420	26,085	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%			9/30/2031		—	(18)	—	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.70%		9/30/2031		18,480	18,472	18,480	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.00%	8.70%		9/30/2031		3,372	3,292	3,372	(5)(8)(9)
Premium Parent, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	10.18%		11/25/2032		101,591	99,660	99,732	(5)(8)
Premium Parent, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%	10.17%		9/21/2032		3,815	3,582	3,590	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	10.93%		1/23/2029		54,664	54,117	53,964	(5)(8)(10)
Project Accelerate Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	5.25%	8.92%		2/24/2031		42,984	42,684	42,984	(5)(8)
Project Accelerate Parent, LLC	Systems Software	First Lien Revolver	SOFR+	5.25%			2/24/2031		—	(44)	—	(5)(8)(9)
Propio LS, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	8.42%		5/10/2030		10,138	10,036	9,682	(5)(8)
Propio LS, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	8.42%		5/10/2030		27,625	27,349	26,382	(5)(8)
Propio LS, LLC	Diversified Support Services	First Lien Revolver	SOFR+	4.75%	8.45%		5/10/2030		453	442	406	(5)(8)(9)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			7.15%		10/15/2034		5,240	5,228	5,245	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			10.05%		10/15/2034		5,471	5,394	5,449	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			14.64%		10/15/2034		7,289	7,289	7,288	(8)(10)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	8.92%		9/20/2030		62,617	61,756	61,428	(5)(8)
Protein for Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(91)	(126)	(5)(8)(9)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	9.35%		1/31/2028		£10,922	13,686	14,290	(5)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Recess Topco Partnership LP	Passenger Ground Transportation	Subordinated Debt Term Loan	SOFR+	6.00%	9.67%		1/26/2032			$92,953	$91,148	$91,113	(5)(8)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.67%		4/5/2030			50,692	46,686	36,451	(5)
Resilience Parent LLC	Electrical Components & Equipment	Second Lien Term Loan	SOFR+	5.25%	8.92%		2/27/2034			33,068	32,741	32,734	(5)(8)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.00%	8.67%		3/16/2031			41,768	41,147	41,141	(5)(8)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Revolver	SOFR+	5.00%			3/16/2031			—	(52)	(52)	(5)(8)(9)
Rockford Tower CLO 2024-1	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	11.15%		4/20/2037			2,500	2,479	2,432	(5)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%	8.45%		7/1/2032			6,469	6,258	5,754	(5)(8)(9)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	E+	4.75%	6.88%		7/1/2032			€17,268	20,073	19,498	(5)(8)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%	8.38%		7/1/2032			$52,841	52,313	51,784	(5)(8)(10)
Saratoga	Diversified Financial Services	Credit Linked Note	SOFR+	5.33%	9.86%		12/31/2029			69,035	68,661	69,925	(5)(8)(10)(12)
Secure Acquisition Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.45%		12/16/2028			10,516	10,499	10,529	(5)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	8.68%		3/27/2028			2,444	2,418	2,419	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	8.68%		3/27/2028			3,315	3,267	3,261	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	8.67%		3/27/2028			16,982	16,780	16,812	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%			3/27/2028			—	(24)	(85)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	5.00%			3/27/2028			—	(30)	(38)	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	Warrants						4,674			293	7	(8)(10)(14)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.75%	9.45%		5/20/2030			56,953	56,246	56,953	(5)(8)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	5.75%			5/20/2030			—	(90)	—	(5)(8)(9)
Silk Holdings III LLC	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	8.17%		12/1/2032			36,385	36,021	36,036	(5)(8)
Silk Holdings III LLC	Personal Care Products	First Lien Revolver	SOFR+	4.50%			12/1/2032			—	(24)	(24)	(5)(8)(9)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.42%		4/19/2029			78,551	77,593	77,428	(5)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(124)	(140)	(5)(8)(9)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	BBSW+	4.25%	7.99%		9/2/2032		A$	8,490	5,469	5,699	(5)(8)(10)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	E+	4.25%	6.27%		9/2/2032			€4,699	5,412	5,292	(5)(8)(10)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	SONIA+	4.75%	8.23%		8/15/2032			£18,960	25,086	24,503	(5)(8)(10)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	4.75%	7.00%		1/30/2032		C$	21,005	14,322	14,915	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	4.75%	8.45%		1/30/2032			$116,019	114,568	114,975	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	4.75%	8.37%		1/30/2032			5,854	5,524	5,619	(5)(8)(9)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.00%	5.75%		1/30/2032			¥2,245,988	14,320	13,991	(5)(8)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			$26,481	25,656	24,511
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	9.41%		9/4/2029			17,479	16,828	15,930	(5)
Star Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.00%	7.70%		9/27/2030			34,929	34,300	34,583	(5)
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	5.50%	7.51%		4/25/2031			€47,274	50,889	53,653	(5)(8)(10)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/22/2031			—	(44)	(33)	(5)(8)(9)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.42%		11/22/2031			$56,173	55,775	55,330	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%			11/22/2030		—	$(58)	$(113)	(5)(8)(9)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	9.63%		5/26/2028		$24,208	23,684	21,036	(5)
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Term Loan	SOFR+	1.00%	4.67%		3/6/2031		36,704	35,980	35,981	(5)(8)
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Term Loan	SOFR+	9.50%	13.17%		3/6/2031		36,245	35,531	35,524	(5)(8)
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Revolver	SOFR+	5.00%			3/6/2031		—	(241)	(241)	(5)(8)(9)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	8.42%		10/31/2031		4,322	4,259	4,225	(5)(8)(9)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	8.42%		10/31/2031		50,325	49,924	49,892	(5)(8)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	4.75%	8.42%		10/31/2031		1,393	1,347	1,344	(5)(8)(9)(10)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	8.42%		1/31/2029		720	709	710	(5)(8)(9)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	8.43%		1/31/2029		8,020	7,946	7,938	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	8.43%		1/31/2029		3,782	3,746	3,744	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	8.42%		1/31/2029		8,215	8,137	8,133	(5)(8)
Trident TPI Holdings, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.45%		9/15/2028		10,014	10,014	9,508	(5)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	10.75%		1/25/2034		2,785	2,633	2,192	(5)(10)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.44%		2/13/2032		1,643	1,621	1,628	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032		7,682	7,502	7,497	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%			2/13/2032		—	(64)	(92)	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032		2,009	1,991	1,990	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032		76,291	75,262	75,566	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	4.75%			2/13/2031		—	(100)	(72)	(5)(8)(9)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%			7/31/2030		—	—	—	(5)(8)(9)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%			7/31/2030		—	—	—	(5)(8)(9)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	9.95%		7/31/2030		22,004	21,629	21,455	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031		2,558	2,544	2,559	(5)(8)(9)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.30%	3.13%	9/10/2031		17,090	16,923	17,181	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031		62,562	61,956	62,574	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	PRIME+	4.25%	11.00%		9/10/2031		5,121	5,075	5,121	(5)(8)(9)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.25%			6/24/2031		—	(14)	—	(5)(8)(9)(10)
Violin Finco Guernsey Limited	Asset Management & Custody Banks	First Lien Term Loan	SONIA+	5.25%	8.97%		6/24/2031		£40,334	50,796	53,023	(5)(8)(10)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.17%		6/16/2031		$48,660	47,989	47,999	(5)(8)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.18%		5/20/2032		10,595	10,503	10,505	(5)(8)(9)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.17%		5/20/2032		65,815	65,321	65,387	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%			5/20/2032		—	$(69)	$(60)	(5)(8)(9)
Whitney Merger Sub, Inc.	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		7/3/2032		$68,230	67,548	66,927	(5)(8)
Whitney Merger Sub, Inc.	Application Software	First Lien Revolver	SOFR+	4.75%			7/3/2032		—	(98)	(187)	(5)(8)(9)
Woodmont 2022-9 Trust	Multi-Sector Holdings	CLO Notes	SOFR+	7.77%	11.44%		10/25/2036		9,385	9,302	9,185	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.04%	3.88%	11/29/2029		2,675	2,675	2,673	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.04%	3.88%	11/28/2029		56,447	55,753	56,396	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029		—	(89)	(14)	(5)(8)(9)
Zayo Group Holdings Inc	Alternative Carriers	First Lien Term Loan	SOFR+	3.50%	6.79%	0.50%	3/11/2030		18,834	17,959	18,527	(5)
Total Non-Control/Non-Affiliate Investments (159.4% of net assets)										$7,114,591	$7,019,058
BNY Mellon Short Term Investment Fund										75,445	75,445
Fidelity Investments Money Market Treasury Fund										10,245	10,245
Goldman Sachs FS Treasury Obligations Fund										24,900	24,900
Other cash accounts										38,727	38,727
Cash and Cash Equivalents and Restricted Cash (3.4% of net assets)										$149,317	$149,317

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased		Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract		$5,917	A$	8,393	6/11/2026	Wells Fargo Securities, LLC	$174
Foreign currency forward contract		$15,648	C$	21,147	6/11/2026	Wells Fargo Securities, LLC	449
Foreign currency forward contract		$188,969		€162,500	6/11/2026	Bank of New York Mellon	1,124
Foreign currency forward contract		$346,858		€298,196	6/11/2026	ING Capital LLC	2,152
Foreign currency forward contract		€4,716		$5,471	6/11/2026	Wells Fargo Securities, LLC	(19)
Foreign currency forward contract		$193		€165	6/11/2026	Wells Fargo Securities, LLC	2
Foreign currency forward contract		$420,559		£312,410	6/11/2026	Bank of New York Mellon	8,673
Foreign currency forward contract		$14,259		¥2,238,026	6/11/2026	Wells Fargo Securities, LLC	107
Foreign currency forward contract		$26,880	Nkr	258,832	6/11/2026	Bank of New York Mellon	324
Foreign currency forward contract	Nkr	4,000		$412	6/11/2026	Royal Bank of Canada	(2)
Foreign currency forward contract		$37,156	kr	339,780	6/11/2026	Royal Bank of Canada	1,359
Foreign currency forward contract	kr	1,000		$106	6/11/2026	Royal Bank of Canada	(1)
							$14,342

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$5,361
Interest rate swap	Fixed 6.5%	Floating 3-month SOFR +2.5954%	Morgan Stanley Bank, N.A.	7/23/2029	$400,000	$2,741
Interest rate swap	Fixed 6.19%	Floating 3-month SOFR +2.4926%	Royal Bank of Canada	7/15/2030	$400,000	$165
						$8,267
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate (“SOFR”), the euro interbank offered rate (“EURIBOR” or “E”), the sterling overnight index average (“SONIA”), the Tokyo overnight average rate ("TONA"), the Canadian overnight repo rate average ("CORRA"), the bank bill swap rate ("BBSW"), the Norwegian interbank offered rate (“NIBOR”), the Stockholm interbank offered rate ("STIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2026, the reference rates for the Company’s variable rate loans were the 30-day SOFR at 3.66%, the 90-day SOFR at 3.68%, the 180-day SOFR at 3.70%, the PRIME at 6.75%, the SONIA at 3.73%, the TONA at 0.75%, the 30-day CORRA at 2.27%, the 90-day BBSW at 3.74%, the 90-day NIBOR at 4.32%, the180-day STIBOR at 2.43%, the 30-day EURIBOR at 1.89%, the 90-day EURIBOR at 2.03% and the 180-day EURIBOR at 2.11%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(8)As of March 31, 2026, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and were valued using significant unobservable inputs.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, qualifying assets represented 73.3% of the Company’s total assets and non-qualifying assets represented 26.7% of the Company’s total assets.
(11)This investment was on non-accrual status as of March 31, 2026.
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
(14)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $23,687, or 0.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Type of Investment	Acquisition Date
ADC Therapeutics SA	Warrants	8/15/2022
AIP RD Buyer Corp.	Common Stock	12/23/2021
athenahealth Group Inc.	Preferred Equity	2/15/2022
BioXcel Therapeutics, Inc.	Common Stock	11/25/2024
BioXcel Therapeutics, Inc.	Warrants	4/28/2022
BioXcel Therapeutics, Inc.	Warrants	3/20/2024
Delta Leasing SPV II LLC	Preferred Equity	8/31/2022
Delta Leasing SPV II LLC	Common Stock	8/31/2022
Delta Leasing SPV II LLC	Warrants	8/31/2022
Eyesouth Eye Care Holdco LLC	Common Stock	10/7/2022
JN Bidco LLC	Common Stock	8/12/2024
Mesoblast, Inc.	Warrants	12/20/2021
New Blackboard, LLC	Preferred Equity	2/27/2026
New Blackboard, LLC	Common Stock	2/27/2026
Paulus Holdings Public Limited Company	Preferred Equity	10/14/2022
Paulus Holdings Public Limited Company	Warrants	10/14/2022
PetVet Care Centers, LLC	Preferred Equity	11/14/2023
Pluralsight, LLC	Common Stock	8/22/2024
Seres Therapeutics, Inc.	Warrants	4/27/2023
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

As of March 31, 2026, the Company has issued and sold 163,333,575 Class I shares for an aggregate purchase price of $3,832.0 million of which $100.0 million was purchased by an affiliate of the Adviser, 59,000,774 Class S shares for an aggregate purchase price of $1,384.9 million, 399,103 Class D shares for an aggregate purchase price of $9.3 million and 176,683 Class T shares for an aggregate purchase price of $4.1 million.

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
The fair value of the Company’s investments as of March 31, 2026 and September 30, 2025 was determined by the Adviser, as the Board’s valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2026, there was one investment on non-accrual status that represented less than 0.1% of total debt investments at cost and fair value. As of September 30, 2025, there was one investment on non-accrual status that represented 0.2% and less than 0.1% of total debt investments at cost and fair value, respectively.
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
As of March 31, 2026, included in restricted cash was $50.4 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facilities, the Company was restricted in terms of access to the $50.4 million until the occurrence of the periodic distribution

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the SPV credit facilities. As of September 30, 2025, included in restricted cash was $44.4 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities.
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
For the three and six months ended March 31, 2026, the Company did not expense any organization costs. For the three and six months ended March 31, 2025, the Company expensed organization costs of less than $0.01 million. As of March 31, 2026 and September 30, 2025, $0.3 million and $0.7 million, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three and six months ended March 31, 2026, the Company amortized offering costs of $0.3 million and $0.8 million, respectively. For the three and six months ended March 31, 2025, the Company amortized offering costs of $0.6 million and $0.9 million, respectively.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. ASU 2023-09 is effective for the fiscal year beginning October 1, 2025 and the Company is evaluating the effect of adoption on its annual financial statements for the year ending September 30, 2026.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Note 3. Portfolio Investments
Portfolio Composition
As of March 31, 2026, the fair value of the Company’s investment portfolio was $7,019.1 million and was composed of investments in 160 portfolio companies. As of September 30, 2025, the fair value of the Company’s investment portfolio was $6,899.0 million and was composed of investments in 158 portfolio companies.
As of March 31, 2026 and September 30, 2025, the Company’s investment portfolio consisted of the following:

	March 31, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$6,602,308	92.80%	$6,414,699	93.45%
Subordinated Debt	489,544	6.88%	423,818	6.17%
Common Equity and Warrants	11,940	0.17%	11,343	0.17%
Preferred Equity	10,799	0.15%	14,080	0.21%
Total	$7,114,591	100.00%	$6,863,940	100.00%

	March 31, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$6,505,632	92.68%	147.78%	$6,438,079	93.32%	141.75%
Subordinated Debt	489,739	6.98%	11.12%	429,299	6.22%	9.45%
Preferred Equity	13,303	0.19%	0.30%	18,658	0.27%	0.41%
Common Equity and Warrants	10,384	0.15%	0.24%	12,995	0.19%	0.29%
Total	$7,019,058	100.00%	159.44%	$6,899,031	100.00%	151.90%

The composition of the Company’s debt investments as of March 31, 2026 and September 30, 2025 by floating rates and fixed rates was as follows:

	March 31, 2026		September 30, 2025
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$6,559,110	93.76%	$6,413,837	93.40%
Fixed rate	436,261	6.24%	453,541	6.60%
Total	$6,995,371	100.00%	$6,867,378	100.00%

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

	March 31, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
United States	$5,984,523	84.11%	$5,722,070	83.37%
Sweden	336,941	4.74%	306,364	4.46%
United Kingdom	332,385	4.67%	403,707	5.88%
Germany	137,407	1.93%	176,834	2.58%
Netherlands	110,901	1.56%	110,787	1.61%
Luxembourg	90,044	1.27%	89,870	1.31%
Greece	54,726	0.77%	—	—%
Mexico	35,739	0.50%	—	—%
Costa Rica	16,593	0.23%	16,522	0.24%
Switzerland	10,423	0.15%	10,385	0.15%
Jamaica	4,757	0.07%	4,757	0.07%
Australia	152	0.00%	1,683	0.02%
Canada	—	—%	20,961	0.31%
Total	$7,114,591	100.00%	$6,863,940	100.00%

	March 31, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$5,881,263	83.78%	133.59%	$5,718,209	82.89%	125.89%
Sweden	336,872	4.80%	7.65%	313,062	4.54%	6.89%
United Kingdom	333,984	4.76%	7.59%	414,953	6.01%	9.14%
Germany	143,141	2.04%	3.25%	185,742	2.69%	4.09%
Netherlands	112,247	1.60%	2.55%	116,216	1.68%	2.56%
Luxembourg	90,411	1.29%	2.05%	94,947	1.38%	2.09%
Greece	53,070	0.76%	1.21%	—	—%	—%
Mexico	35,740	0.51%	0.81%	—	—%	—%
Costa Rica	16,979	0.24%	0.39%	16,789	0.24%	0.37%
Switzerland	10,383	0.15%	0.24%	10,305	0.15%	0.23%
Jamaica	4,844	0.07%	0.11%	4,894	0.07%	0.11%
Australia	124	0.00%	—%	1,809	0.03%	0.04%
Canada	—	—%	—%	22,105	0.32%	0.49%
Total	$7,019,058	100.00%	159.44%	$6,899,031	100.00%	151.90%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
The composition of the Company’s portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2026 and September 30, 2025 was as follows:

	March 31, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Application Software	$1,087,511	15.32%	$1,077,261	15.67%
Aerospace & Defense	445,940	6.27%	440,518	6.42%
Health Care Services	379,627	5.34%	408,129	5.95%
Diversified Support Services	312,549	4.39%	269,009	3.92%
Pharmaceuticals	292,692	4.11%	307,950	4.49%
Life Sciences Tools & Services	288,528	4.06%	311,963	4.54%
Specialized Finance	274,227	3.85%	242,474	3.53%
Packaged Foods & Meats	234,731	3.30%	221,939	3.23%
Health Care Equipment	231,422	3.25%	221,030	3.22%
Interactive Media & Services	226,313	3.18%	259,735	3.78%
Systems Software	220,926	3.11%	230,953	3.36%
Diversified Financial Services	189,694	2.67%	141,952	2.07%
Specialized Consumer Services	183,828	2.58%	177,353	2.58%
Construction & Engineering	183,797	2.58%	107,579	1.57%
Building Products	182,169	2.56%	179,198	2.61%
Education Services	173,307	2.44%	159,758	2.33%
Health Care Supplies	161,140	2.26%	153,582	2.24%
Electrical Components & Equipment	136,512	1.92%	96,510	1.41%
Insurance Brokers	136,288	1.92%	131,423	1.91%
Health Care Technology	120,391	1.69%	114,695	1.67%
Passenger Ground Transportation	91,148	1.28%	—	—%
Cable & Satellite	89,775	1.26%	67,734	0.99%
Environmental & Facilities Services	87,596	1.23%	84,561	1.23%
Construction Machinery & Heavy Transportation Equipment	86,212	1.21%	84,857	1.24%
Drug Retail	83,447	1.17%	84,288	1.23%
Communications Equipment	77,469	1.09%	81,615	1.19%
Distillers & Vintners	71,270	1.00%	—	—%
Distributors	70,639	0.99%	56,976	0.83%
Property & Casualty Insurance	68,923	0.97%	76,662	1.12%
Oil & Gas Exploration & Production	67,796	0.95%	—	—%
Paper & Plastic Packaging Products & Materials	63,505	0.89%	37,703	0.55%
Alternative Carriers	59,683	0.84%	45,152	0.66%
Real Estate Services	58,281	0.82%	58,482	0.85%
Research & Consulting Services	57,193	0.80%	93,967	1.37%
Soft Drinks & Non-alcoholic Beverages	56,156	0.79%	56,343	0.82%
Casinos & Gaming	54,726	0.77%	—	—%
Industrial Machinery & Supplies & Components	54,073	0.76%	58,103	0.85%
Air Freight & Logistics	53,411	0.75%	51,249	0.75%
Asset Management & Custody Banks	50,782	0.71%	50,745	0.74%
Movies & Entertainment	45,136	0.63%	45,345	0.66%
Diversified Chemicals	44,203	0.62%	44,349	0.65%
Office Services & Supplies	42,484	0.60%	76,041	1.11%
Personal Care Products	35,997	0.51%	—	—%
Multi-Sector Holdings	28,726	0.40%	84,056	1.22%
Wireless Telecommunication Services	27,970	0.39%	27,550	0.40%
Trading Companies & Distributors	22,411	0.32%	38,561	0.56%
Hotels, Resorts & Cruise Lines	21,377	0.30%	20,535	0.30%
Consumer Finance	19,787	0.28%	19,701	0.29%
Footwear	18,443	0.26%	31,650	0.46%
Food Distributors	13,686	0.19%	35,193	0.51%
Biotechnology	10,868	0.15%	12,361	0.18%
Health Care Distributors	10,233	0.14%	10,422	0.15%
Real Estate Development	9,593	0.13%	10,083	0.15%
Other Specialty Retail	—	—%	69,073	1.01%
Financial Exchanges & Data	—	—%	47,035	0.69%
Gold	—	—%	20,961	0.31%
Specialty Chemicals	—	—%	17,325	0.25%
Metal, Glass & Plastic Containers	—	—%	12,251	0.18%
Total	$7,114,591	100.00%	$6,863,940	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

	March 31, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$1,052,488	14.97%	23.90%	$1,075,502	15.57%	23.69%
Aerospace & Defense	448,469	6.39%	10.19%	442,866	6.42%	9.75%
Health Care Services	374,171	5.33%	8.50%	406,784	5.90%	8.96%
Diversified Support Services	304,565	4.34%	6.92%	269,835	3.91%	5.94%
Pharmaceuticals	295,026	4.20%	6.70%	314,560	4.56%	6.93%
Life Sciences Tools & Services	285,697	4.07%	6.49%	312,748	4.53%	6.89%
Specialized Finance	272,865	3.89%	6.20%	243,369	3.53%	5.36%
Health Care Equipment	234,107	3.34%	5.32%	224,448	3.25%	4.94%
Packaged Foods & Meats	226,368	3.23%	5.14%	223,605	3.24%	4.92%
Interactive Media & Services	225,602	3.21%	5.12%	263,529	3.82%	5.80%
Systems Software	203,491	2.90%	4.62%	231,233	3.35%	5.09%
Diversified Financial Services	193,984	2.76%	4.41%	148,590	2.15%	3.27%
Specialized Consumer Services	183,494	2.61%	4.17%	177,197	2.57%	3.90%
Building Products	180,653	2.57%	4.10%	179,114	2.60%	3.94%
Construction & Engineering	168,724	2.40%	3.83%	101,248	1.47%	2.23%
Health Care Supplies	160,684	2.29%	3.65%	153,918	2.23%	3.39%
Education Services	157,337	2.24%	3.57%	155,806	2.26%	3.43%
Electrical Components & Equipment	136,887	1.95%	3.11%	96,323	1.40%	2.12%
Insurance Brokers	136,590	1.95%	3.10%	132,313	1.92%	2.91%
Health Care Technology	126,730	1.81%	2.88%	123,048	1.78%	2.71%
Passenger Ground Transportation	91,113	1.30%	2.07%	—	—%	—%
Cable & Satellite	90,943	1.30%	2.07%	68,135	0.99%	1.50%
Construction Machinery & Heavy Transportation Equipment	86,517	1.23%	1.97%	85,255	1.24%	1.88%
Environmental & Facilities Services	84,295	1.20%	1.91%	82,078	1.19%	1.81%
Drug Retail	83,664	1.19%	1.90%	84,282	1.22%	1.86%
Communications Equipment	77,288	1.10%	1.76%	81,450	1.18%	1.79%
Distillers & Vintners	71,264	1.02%	1.62%	—	—%	—%
Distributors	70,497	1.00%	1.60%	57,204	0.83%	1.26%
Property & Casualty Insurance	68,587	0.98%	1.56%	77,904	1.13%	1.72%
Oil & Gas Exploration & Production	67,795	0.97%	1.54%	—	—%	—%
Paper & Plastic Packaging Products & Materials	63,403	0.90%	1.44%	37,857	0.55%	0.83%
Alternative Carriers	60,562	0.86%	1.38%	45,601	0.66%	1.00%
Real Estate Services	57,229	0.82%	1.30%	58,656	0.85%	1.29%
Soft Drinks & Non-alcoholic Beverages	56,953	0.81%	1.29%	56,388	0.82%	1.24%
Research & Consulting Services	55,281	0.79%	1.26%	88,990	1.29%	1.96%
Industrial Machinery & Supplies & Components	53,908	0.77%	1.22%	58,068	0.84%	1.28%
Air Freight & Logistics	53,375	0.76%	1.21%	51,502	0.75%	1.13%
Casinos & Gaming	53,070	0.76%	1.21%	—	—%	—%
Asset Management & Custody Banks	53,023	0.76%	1.20%	54,300	0.79%	1.20%
Diversified Chemicals	49,270	0.70%	1.12%	50,531	0.73%	1.11%
Movies & Entertainment	45,385	0.65%	1.03%	45,965	0.67%	1.01%
Office Services & Supplies	40,441	0.58%	0.92%	71,936	1.04%	1.58%
Personal Care Products	36,012	0.51%	0.82%	—	—%	—%
Multi-Sector Holdings	27,294	0.39%	0.62%	86,117	1.25%	1.90%
Wireless Telecommunication Services	27,263	0.39%	0.62%	27,695	0.40%	0.61%
Trading Companies & Distributors	22,369	0.32%	0.51%	38,349	0.56%	0.84%
Hotels, Resorts & Cruise Lines	20,729	0.30%	0.47%	20,095	0.29%	0.44%
Footwear	19,656	0.28%	0.45%	34,219	0.50%	0.75%
Consumer Finance	19,550	0.28%	0.44%	19,912	0.29%	0.44%
Food Distributors	14,290	0.20%	0.32%	37,590	0.54%	0.83%
Biotechnology	10,514	0.15%	0.24%	12,154	0.18%	0.27%
Health Care Distributors	9,986	0.14%	0.23%	10,119	0.15%	0.22%
Real Estate Development	9,600	0.14%	0.22%	10,138	0.15%	0.22%
Other Specialty Retail	—	—%	—%	71,224	1.03%	1.57%
Financial Exchanges & Data	—	—%	—%	47,723	0.69%	1.05%
Gold	—	—%	—%	22,105	0.32%	0.49%
Specialty Chemicals	—	—%	—%	17,400	0.25%	0.38%
Metal, Glass & Plastic Containers	—	—%	—%	12,053	0.17%	0.27%
Total	$7,019,058	100.00%	159.44%	$6,899,031	100.00%	151.90%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2026 on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$1,073,854	$5,431,778	$6,505,632
Subordinated debt (including CLO notes and credit linked notes)	—	124,236	365,503	489,739
Common equity and warrants	17	—	10,367	10,384
Preferred equity	—	—	13,303	13,303
Total investments at fair value	17	1,198,090	5,820,951	7,019,058
Cash equivalents	110,590	—	—	110,590
Derivative assets	—	22,609	—	22,609
Total assets at fair value	$110,607	$1,220,699	$5,820,951	$7,152,257
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

The following table provides a roll-forward of the changes in fair value from December 31, 2025 to March 31, 2026 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes and Credit-Linked Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of December 31, 2025	$5,468,194	$256,449	$18,935	$10,278	$5,753,856
Purchases	420,163	138,019	—	—	558,182
Sales and repayments	(358,220)	(29,204)	(6,388)	—	(393,812)
Transfers in (a)	—	—	930	597	1,527
Transfers out (a)(b)	(36,451)	—	—	—	(36,451)
Capitalized PIK interest income	988	1,111	95	—	2,194
Accretion of OID	5,945	16	—	—	5,961
Net unrealized appreciation (depreciation)	(57,948)	(953)	(2,127)	(508)	(61,536)
Net realized gains (losses)	(10,893)	65	1,858	—	(8,970)
Fair value as of March 31, 2026	$5,431,778	$365,503	$13,303	$10,367	$5,820,951
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2026	$(63,599)	$(953)	$(2,127)	$(508)	$(67,187)
_________
(a) There were investment restructurings during the three months ended March 31, 2026 in which (1) $0.9 million of Level 3 senior secured debt was exchanged for Level 3 preferred equity and (2) $0.6 million of Level 3 senior secured debt was exchanged for Level 3 common equity.
(b) There were $34.9 million of transfers out of Level 3 to Level 2 for investments during the three months ended March 31, 2026 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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
The following table provides a roll-forward of the changes in fair value from September 30, 2025 to March 31, 2026 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes and Credit-Linked Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2025	$5,020,054	$265,289	$18,658	$12,962	$5,316,963
Purchases	1,034,024	138,019	—	—	1,172,043
Sales and repayments	(529,377)	(38,706)	(6,388)	—	(574,471)
Transfers in (a)	—	—	930	597	1,527
Transfers out (a)(b)	(36,451)	—	—	—	(36,451)
Capitalized PIK interest income	2,315	1,619	319	—	4,253
Accretion of OID	12,686	30	—	—	12,716
Net unrealized appreciation (depreciation)	(60,816)	(838)	(2,074)	(3,192)	(66,920)
Net realized gains (losses)	(10,657)	90	1,858	—	(8,709)
Fair value as of March 31, 2026	$5,431,778	$365,503	$13,303	$10,367	$5,820,951
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2026	$(63,967)	$(838)	$(2,074)	$(3,192)	$(70,071)
_________
(a) There were investment restructurings during the six months ended March 31, 2026 in which (1) $0.9 million of Level 3 senior secured debt was exchanged for Level 3 preferred equity and (2) $0.6 million of Level 3 senior secured debt was exchanged for Level 3 common equity.
(b) There were $34.9 million of transfers out of Level 3 to Level 2 for investments during the six months ended March 31, 2026 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of March 31, 2026:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$5,223,859	Market Yield	Market Yield	(b)	5.0%	-	30.0%	9.5%
	5,485	Enterprise Value	Revenue Multiple	(d)	1.0x	-	1.2x	1.1x
	126,087	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	76,347	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated debt	295,371	Market Yield	Market Yield	(b)	3.0%	-	11.0%	7.5%
	70,132	Enterprise Value	Revenue multiple	(d)(f)	7.4x		7.6x	7.5x
Common equity and warrants & preferred equity	11,283	Enterprise Value	Revenue Multiple	(d)	0.9x	-	8.4x	1.6x
	12,387	Enterprise Value	EBITDA Multiple	(d)	2.3x	-	14.3x	9.8x
Total	$5,820,951
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
Note 4. Fee Income
For the three and six months ended March 31, 2026, the Company recorded total fee income of $5.1 million and $11.2 million, respectively, of which $0.1 million and $0.1 million, respectively, was recurring in nature. For the three and six months ended March 31, 2025, the Company recorded total fee income of $2.4 million and $3.3 million, respectively, of which less than $0.1 million and $0.2 million, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2026:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2025	196,721	$1,967	$4,591,826	$(51,988)	$4,541,805
Issuance of Common Shares in private and public offering	13,705	136	315,346	—	315,482
Issuance of Common Shares under distribution reinvestment plan	1,285	13	29,537	—	29,550
Shares repurchased, net of early repurchase deduction	(8,334)	(83)	(191,018)	—	(191,101)
Net investment income	—	—	—	102,293	102,293
Net unrealized appreciation (depreciation)	—	—	—	(32,141)	(32,141)
Net realized gains (losses)	—	—	—	6,953	6,953
Provision for income tax (expense) benefit	—	—	—	(87)	(87)
Distributions to shareholders	—	—	—	(109,191)	(109,191)
Balance at December 31, 2025	203,377	$2,033	$4,745,691	$(84,161)	$4,663,563
Issuance of Common Shares in private and public offering	6,109	61	139,544	—	139,605
Issuance of Common Shares under distribution reinvestment plan	1,105	11	25,589	—	25,600
Shares repurchased, net of early repurchase deduction	(13,869)	(138)	(310,260)	—	(310,398)
Net investment income	—	—	—	96,312	96,312
Net unrealized appreciation (depreciation)	—	—	—	(78,015)	(78,015)
Net realized gains (losses)	—	—	—	(28,440)	(28,440)
Provision for income tax (expense) benefit	—	—	—	78	78
Distributions to shareholders	—	—	—	(105,636)	(105,636)
Balance at March 31, 2026	196,722	$1,967	$4,600,564	$(199,862)	$4,402,669

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
Capital Activity
The Company has the authority to issue an unlimited number of Class I, Class S, Class T and Class D Common Shares. As of March 31, 2026, the Company has issued and sold 163,333,575 Class I shares for an aggregate purchase price of $3,832.0 million, 59,000,774 Class S shares for an aggregate purchase price of $1,384.9 million, 399,103 Class D shares for an aggregate purchase price of $9.3 million and 176,683 Class T shares for an aggregate purchase price of $4.1 million. As of March 31, 2026, the Company has issued 4,687,869 Class I shares, 5,700,192 Class S shares, 9,858 Class D shares and 2,396 Class T shares pursuant to its distribution reinvestment plan.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
The following table summarizes transactions in Common Shares for the six months ended March 31, 2026:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	16,058,026	$368,934
Share transfers between classes	132,330	3,022
Issuance of Common Shares under distribution reinvestment plan	1,122,142	25,933
Share repurchases, net of early repurchase deduction	(14,686,915)	(332,019)
Net increase (decrease)	2,625,583	$65,870
Class S
Issuance of Common Shares in public offering	3,399,715	$77,966
Share transfers between classes	(128,636)	(2,939)
Issuance of Common Shares under distribution reinvestment plan	1,262,959	29,130
Share repurchases, net of early repurchase deduction	(7,511,302)	(169,360)
Net increase (decrease)	(2,977,264)	$(65,203)
Class D
Issuance of Common Shares in public offering	232,185	$5,336
Share transfers between classes	(3,694)	(83)
Issuance of Common Shares under distribution reinvestment plan	2,730	40
Share repurchases, net of early repurchase deduction	(5,336)	(120)
Net increase (decrease)	225,885	$5,173
Class T
Issuance of Common Shares in public offering	123,951	$2,851
Issuance of Common Shares under distribution reinvestment plan	2,396	47
Net increase (decrease)	126,347	2,898
Total net increase (decrease)	551	$8,738
The following table summarizes transactions in Common Shares for the six months ended March 31, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	20,193,519	$474,548
Share transfers between classes	44,803	1,056
Issuance of Common Shares under distribution reinvestment plan	912,070	21,528
Share repurchases, net of early repurchase deduction	(992,389)	(23,233)
Net increase (decrease)	20,158,003	$473,899
Class S
Issuance of Common Shares in public offering	7,435,488	$174,781
Share transfers between classes	(44,803)	(1,056)
Issuance of Common Shares under distribution reinvestment plan	1,148,699	27,146
Share repurchases, net of early repurchase deduction	(835,470)	(19,522)
Net increase (decrease)	7,703,914	$181,349
Class D
Issuance of Common Shares in public offering	76,334	$1,793
Issuance of Common Shares under distribution reinvestment plan	2,270	54
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	75,317	$1,770
Total net increase (decrease)	27,937,234	$657,018

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, Class D and Class T shares for the six months ended March 31, 2026 and 2025.

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2025	$22.98	$22.98	$22.98	$22.98
November 30, 2025	$22.95	$22.95	$22.95	$22.95
December 31, 2025	$22.93	$22.93	$22.93	$22.93
January 31, 2026	$22.87	$22.87	$22.87	$22.87
February 28, 2026	$22.64	$22.64	$22.64	$22.64
March 31, 2026	$22.38	$22.38	$22.38	$22.38

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2024	$23.55	$23.55	$23.55	—
November 30, 2024	$23.56	$23.56	$23.56	—
December 31, 2024	$23.52	$23.52	$23.52	—
January 31, 2025	$23.49	$23.49	$23.49	—
February 28, 2025	$23.41	$23.41	$23.41	—
March 31, 2025	$23.28	$23.28	$23.28	—

Distributions
The Board authorizes and declares monthly distributions per outstanding Common Share. The following table presents distributions that were declared during the six months ended March 31, 2026:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1800	$26,082
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1800	26,767
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1800	27,313
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1800	26,662
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1800	27,014
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1600	24,156
				$1.0600	$157,994

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$9,459
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1637	9,608
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	9,724
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1638	9,454
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1638	9,565
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1440	8,501
				$0.9626	$56,311

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1752	$31
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1752	71
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1752	71
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1752	71
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1752	71
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1553	63
				$1.0313	$378

				Class T
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$19
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1637	23
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	23
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1638	25
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1638	28
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1440	26
				$0.9626	$144
The following table presents distributions that were declared during the six months ended March 31, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.2000	20,068
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.2000	21,111
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.2000	22,009
				$1.2000	$120,178

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1833	9,026
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1834	9,278
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1834	9,543
				$1.1000	$53,710

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1951	22
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1951	24
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1951	31
				$1.1706	$136
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
Since inception through March 31, 2026, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the six months ended March 31, 2026:

	Class I		Class S		Class D		Class T
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.9865	$146,379	$0.8895	$52,067	$0.9678	$350	$0.8895	$131
Distributions in excess of net investment income	0.0735	11,615	0.0731	4,244	0.0635	28	0.0731	13
Total	$1.0600	$157,994	$0.9626	$56,311	$1.0313	$378	$0.9626	$144
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
Share Repurchase Program
At the discretion of the Board, during the quarter ended September 30, 2022 the Company commenced a share repurchase program pursuant to which the Company intends to offer to repurchase, in each quarter, up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter; provided that the Company reserves the right in its sole discretion to purchase additional outstanding Shares representing up to 2% of the Company's outstanding Shares each quarter without amending or extending the repurchase offer as permitted by Rule 13e-4(f)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the amount of shares

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. The Board may amend or suspend the share repurchase program at any time if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers pursuant to tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
During the six months ended March 31, 2026, the Company repurchased pursuant to such tender offers an aggregate of 14,686,915 Class I shares, 7,511,302 Class S shares, 5,336 Class D shares and zero Class T shares. The following table presents the share repurchases completed during the six months ended March 31, 2026:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)
December 31, 2025	8,334,146	4.24%	$22.93	$191,101
March 31, 2026 (2)	13,869,408	6.82%	22.38	310,398
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown exclude a transaction in which an indirect affiliate of the Company’s investment adviser agreed to purchase a portion of an existing investor's shares at the Company's net asset value per share at March 31, 2026.

During the six months ended March 31, 2025, the Company repurchased pursuant to such tender offers an aggregate of 992,389 Class I shares and 835,470 Class S shares and 3,287 Class D shares. The following table presents the share repurchases completed during the six months ended March 31, 2025:

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Note 6. Borrowings
Below is a summary of the Company's credit facilities as of March 31, 2026 and September 30, 2025:

	March 31, 2026
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,640.0	$199.0	$1,441.0	$9.5	4/11/2029	4/11/2030
JPM SPV Facility	700.0	570.0	130.0	4.4	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	339.0	61.0	3.0	7/25/2028	7/25/2029
MS SPV Facility	400.0	355.0	45.0	2.8	7/3/2028	7/3/2029
Total	$3,140.0	$1,463.0	$1,677.0	$19.7

	September 30, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$370.0	$865.0	$8.5	4/11/2029	4/11/2030
JPM SPV Facility	700.0	566.0	134.0	4.9	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	280.0	120.0	3.4	7/25/2028	7/25/2029
MS SPV Facility	400.0	133.4	266.6	3.2	7/3/2028	7/3/2029
Total	$2,735.0	$1,349.4	$1,385.6	$20.0

Below is a summary of the Company's unsecured notes as of March 31, 2026 and September 30, 2025:

	March 31, 2026
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.4)	$(0.9)	$5.4	$352.1	$366.8	11/14/2028
2029 Notes	400.0	(3.3)	(1.6)	2.7	397.8	401.4	7/23/2029
2030 Notes	400.0	(4.2)	(0.1)	0.2	395.9	392.3	7/15/2030
Total	$1,150.0	$(9.9)	$(2.6)	$8.3	$1,145.8	$1,160.5

	September 30, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.8)	$(1.1)	$9.0	$355.1	$380.1	11/14/2028
2029 Notes	400.0	(3.8)	(1.8)	6.5	400.9	415.1	7/23/2029
2030 Notes	400.0	(4.7)	(0.1)	4.0	399.2	408.9	7/15/2030
Total	$1,150.0	$(11.3)	$(3.0)	$19.5	$1,155.2	$1,204.1

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Stated interest expense	$43.9	$36.2	$86.1	$72.4
Credit facility fees	1.5	3.2	3.1	5.6
Amortization of debt financing costs	2.4	2.1	4.6	4.3
Effect of interest rate swaps	(0.7)	0.5	(0.2)	2.1
Total interest expense	$47.1	$42.0	$93.6	$84.4
Weighted average interest rate (1)	5.948%	7.067%	6.097%	7.300%
Weighted average outstanding balance	$2,908.3	$2,075.3	$2,787.5	$2,019.6
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
ING Credit Agreement

On March 25, 2022, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of March 31, 2026, the size of the ING Credit Agreement facility is $1,640 million (the “Maximum Commitment”). Following the availability period, the Company will be required in certain circumstances to prepay loans. The ING Credit Agreement provides for the issuance of letters of credit during the availability period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the current and certain future subsidiaries of the Company and guaranteed by such subsidiaries.

As of March 31, 2026, borrowings under the ING Credit Agreement are denominated in U.S. dollars and bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) alternate base rate (“ABR”)) plus 0.875%, in each case, plus a SOFR adjustment of 0.10%; provided that, if at any time the Borrowing Base (as defined in the ING Credit Agreement) is greater than 1.60 times the Combined Debt Amount (as defined in the ING Credit Agreement), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternative base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%. The Company may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at the Company's option, subject to certain conditions. The Company also pays a commitment fee of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Net increase (decrease) in net assets resulting from operations	$(10,065)	$52,900	$66,953	$129,680
Net unrealized (appreciation) depreciation	78,015	30,913	110,156	29,950
Book/tax difference due to capital gains incentive fees	—	(3,129)	—	(2,472)
Other book/tax differences (1)	32,949	(28,123)	26,552	2,235
Taxable income (2)	$100,899	$52,561	$203,661	$159,393
__________________
(1)For the three and six months ended March 31, 2026, the other book/tax difference was primarily due to changes in unrealized value of foreign currency forwards.
(2)The Company’s taxable income for the three and six months ended March 31, 2026 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2026. The final taxable income may be different than the estimate.
For the three months ended March 31, 2026, the Company recognized (i) a provision for incomes taxes on net investment income of $0.5 million, which was all current tax expense, and (ii) a benefit for income taxes on realized and unrealized gains (losses) of less than $0.1 million, which was all deferred tax expense. For the three months ended March 31, 2025, the Company recognized (i) a provision for incomes taxes on net investment income of $0.4 million, which was all current tax expense, and (ii) a benefit for income taxes on realized and unrealized gains (losses) of less than $0.02 million, which was primarily a deferred tax benefit.
For the six months ended March 31, 2026, the Company recognized (i) a provision for incomes taxes on net investment income of $0.8 million, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of less than $0.1 million, which was all deferred tax expense. For the six months ended March 31, 2025, the Company recognized (i) a provision for incomes taxes on net investment income of $0.7 million, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of less than $0.05 million, of which less than $0.03 million was deferred tax expense and $0.02 million was current tax expense
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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company’s total net assets determined on a consolidated basis in accordance with GAAP. For the three and six months ended March 31, 2026, base management fees were $14.9 million and $29.8 million, respectively. For the three and six months ended March 31, 2025, base management fees were $11.5 million and $21.9 million, respectively.
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

For the three and six months ended March 31, 2026, the Investment Income Incentive Fee was $14.2 million and $29.0 million, respectively. For the three and six months ended March 31, 2025, the Investment Income Incentive Fee was $10.9 million and $21.7 million, respectively.
Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class T shares, Class S shares, Class D shares and Class I shares. As of March 31, 2026, the Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. There were no accrued Capital Gains Incentive Fees for the three months ended March 31, 2026. For the six months ended March 31, 2026, there were $1.2 million of reversal of accrued Capital Gains Incentive Fees. For the three and six months ended March 31, 2025, there were $3.0 million and $2.5 million of reversal of accrued Capital Gains Incentive Fees, respectively. As of March 31, 2026, there were no Capital Gains Incentive Fees accrued since inception.

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

For the three months ended March 31, 2026, the Company incurred $1.2 million of expenses under the Administration Agreement, of which $0.9 million was included in administrator expense, $0.2 million was included in general and administrative expenses and less than $0.1 million was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the six months ended March 31, 2026, the Company incurred $1.9 million of expenses under the Administration Agreement, of which $1.5 million was included in administrator expense, $0.4 million was included in general and administrative expenses and less than $0.1 million was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the three months ended March 31, 2025, the Company incurred $0.5 million of expenses under the Administration Agreement, of which $0.4 million was included in administrator expense, $0.1 million was included in general and administrative expenses and less than $0.1 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the six months ended March 31, 2025, the Company incurred $0.9 million of expenses under the Administration Agreement, of which $0.6 million was included in administrator expense, $0.1 million was included in general and administrative expenses and $0.2 million was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations.

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

Distribution Manager Agreement

Effective as of February 3, 2022, the Company has entered into a Distribution Manager Agreement (as amended and restated, the “Distribution Manager Agreement”) with Brookfield Private Wealth LLC formerly known as Brookfield Oaktree Wealth Solutions LLC (the “Distribution Manager”), an affiliate of the Adviser. Under the terms of the Distribution Manager Agreement, the Distribution Manager serves as the distribution manager for the Company’s initial offering of Common Shares. The Distribution Manager is entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S and Class T shares as of the beginning of the first calendar day of the month. The Distribution Manager is entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees are paid with respect to Class I shares. The distribution and/or shareholder servicing fees are payable to the Distribution Manager, but the Distribution Manager anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

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

For the three and six months ended March 31, 2026, the Company recorded distribution and shareholder servicing fees of $2.8 million and $5.7 million, respectively, primarily all of which were attributable to Class S shares. For the three and six months ended March 31, 2025, the Company recorded distribution and shareholder servicing fees of $2.5 million and $4.9 million, respectively, primarily all of which were attributable to Class S shares.

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

For the six months ended March 31, 2026 and 2025, the Adviser did not make any Expense Payments. For the six months ended March 31, 2026 and 2025, the Company did not make any reimbursement payments to the Adviser. As of March 31, 2026, there were no amounts due to the Adviser from the Company under the Expense Support Agreement.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

Note 10. Financial Highlights

(Share amounts in thousands)	Three months ended March 31, 2026				Three months ended March 31, 2025
	Class I	Class S	Class D	Class T	Class I	Class S	Class D
Net asset value at beginning of period	$22.93	$22.93	$22.93	$22.93	$23.52	$23.52	$23.52
Net investment income (1)	0.48	0.43	0.47	0.43	0.51	0.46	0.50
Net unrealized appreciation (depreciation) (1)(2)	(0.37)	(0.37)	(0.37)	(0.37)	(0.19)	(0.19)	(0.19)
Net realized gains (losses) (1)	(0.14)	(0.14)	(0.14)	(0.14)	0.04	0.04	0.04
Net increase (decrease) in net assets resulting from operations	(0.03)	(0.08)	(0.04)	(0.08)	0.36	0.31	0.35
Distributions of net investment income to shareholders	(0.48)	(0.43)	(0.47)	(0.43)	(0.51)	(0.46)	(0.50)
Distributions in excess of net investment income	(0.04)	(0.04)	(0.04)	(0.04)	(0.09)	(0.09)	(0.09)
Net asset value at end of period	$22.38	$22.38	$22.38	$22.38	$23.28	$23.28	$23.28
Total return (3)	(0.14)%	(0.35)%	(0.20)%	(0.35)%	1.54%	1.33%	1.48%
Common shares outstanding at beginning of the period	145,699	57,129	407	142	97,207	47,759	107
Common shares outstanding at end of period	142,336	53,807	400	179	110,042	52,027	157
Net assets at the beginning of the period	$3,341,128	$1,309,867	$9,321	$3,247	$2,286,444	$1,123,357	$2,515
Net assets at end of period	$3,185,463	$1,204,239	$8,959	$4,008	$2,561,941	$1,211,427	$3,646
Average net assets (4)	$3,411,088	$1,329,210	$9,262	$3,842	$2,481,218	$1,194,703	$3,102
Ratio of net investment income to average net assets (5)	2.09%	1.89%	2.05%	1.89%	2.17%	1.96%	2.12%
Ratio of total expenses to average net assets (5)(7)	1.69%	1.91%	1.74%	1.91%	1.76%	1.96%	1.81%
Ratio of net expenses to average net assets (5)	1.69%	1.91%	1.74%	1.91%	1.76%	1.96%	1.81%
Ratio of portfolio turnover to average investments at fair value (5)	13.31%	13.31%	13.31%	13.31%	5.78%	5.78%	5.78%
Weighted average outstanding debt	$2,908,291	$2,908,291	$2,908,291	$2,908,291	$2,075,267	$2,075,267	$2,075,267
Average debt per share (1)	$13.95	$13.95	$13.95	$13.95	$13.27	$13.27	$13.27
Asset coverage ratio (6)	268.33%	268.33%	268.33%	268.33%	284.30%	284.30%	284.30%

(Share amounts in thousands)	Six months ended March 31, 2026				Six months ended March 31, 2025
	Class I	Class S	Class D	Class T	Class I	Class S	Class D
Net asset value at beginning of period	$23.09	$23.09	$23.09	$23.09	$23.56	$23.56	$23.56
Net investment income (1)	0.99	0.89	0.97	0.89	1.04	0.94	1.01
Net unrealized appreciation (depreciation) (1)(2)	(0.53)	(0.53)	(0.53)	(0.53)	(0.19)	(0.19)	(0.19)
Net realized gains (losses) (1)	(0.11)	(0.11)	(0.11)	(0.11)	0.07	0.07	0.07
Net increase (decrease) in net assets resulting from operations	0.35	0.25	0.33	0.25	0.92	0.82	0.89
Distributions of net investment income to shareholders	(0.99)	(0.89)	(0.97)	(0.89)	(1.04)	(0.94)	(1.01)
Distributions in excess of net investment income	(0.07)	(0.07)	(0.07)	(0.07)	(0.16)	(0.16)	(0.16)
Net asset value at end of period	$22.38	$22.38	$22.38	$22.38	$23.28	$23.28	$23.28
Total return (3)	1.52%	1.09%	1.39%	1.09%	3.97%	3.53%	3.84%
Common shares outstanding at beginning of the period	139,709	56,785	174	53	89,884	44,323	81
Common shares outstanding at end of period	142,336	53,807	400	179	110,042	52,027	157
Net assets at the beginning of the period	$3,225,643	$1,310,917	$4,028	$1,217	$2,118,000	$1,044,424	$1,916
Net assets at end of period	$3,185,463	$1,204,239	$8,959	$4,008	$2,561,941	$1,211,427	$3,646
Average net assets (4)	$3,417,195	$1,340,657	$8,419	$3,433	$2,361,945	$1,152,670	$2,737
Ratio of net investment income to average net assets (5)	4.29%	3.88%	4.19%	3.88%	4.39%	3.96%	4.28%
Ratio of total expenses to average net assets (5)(7)	3.34%	3.77%	3.45%	3.77%	3.75%	4.15%	3.86%
Ratio of net expenses to average net assets (5)	3.34%	3.77%	3.45%	3.77%	3.75%	4.15%	3.86%
Ratio of portfolio turnover to average investments at fair value (5)	17.42%	17.42%	17.42%	17.42%	15.48%	15.48%	15.48%
Weighted average outstanding debt	$2,787,478	$2,787,478	$2,787,478	$2,787,478	$2,019,610	$2,019,610	$2,019,610
Average debt per share (1)	$13.40	$13.40	$13.40	$13.40	$13.54	$13.54	$13.54
Asset coverage ratio (6)	268.33%	268.33%	268.33%	268.33%	284.30%	284.30%	284.30%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three and six months ended March 31, 2026 and 2025 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a distribution reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the three and six months ended March 31, 2026 and 2025 have not been annualized for purposes of this ratio.
(6)	Based on outstanding senior securities of $2,613.0 million and $2,048.2 million as of March 31, 2026 and 2025, respectively.
(7)	Total expenses to average net assets is prior to expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreements (the “ISDA Master Agreements”) with its derivative counterparties, Bank of New York Mellon, Wells Fargo Securities, LLC and ING Capital LLC. The ISDA Master Agreements permit a single net payment, with each counterparty, in the event of a default or similar event. As of March 31, 2026, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparties with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2026.

Description	Notional Amount to be Purchased		Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		$5,917	A$	8,393	6/11/2026	$174	$—	Derivative asset
Foreign currency forward contract		$15,648	C$	21,147	6/11/2026	449	—	Derivative asset
Foreign currency forward contract		$188,969		€162,500	6/11/2026	1,124	—	Derivative asset
Foreign currency forward contract		$346,858		€298,196	6/11/2026	2,152	—	Derivative asset
Foreign currency forward contract		€4,716		$5,471	6/11/2026	—	19	Derivative asset
Foreign currency forward contract		$193		€165	6/11/2026	2	—	Derivative asset
Foreign currency forward contract		$420,559		£312,410	6/11/2026	8,673	—	Derivative asset
Foreign currency forward contract		$14,259		¥2,238,026	6/11/2026	107	—	Derivative asset
Foreign currency forward contract		$26,880	Nkr	258,832	6/11/2026	324	—	Derivative asset
Foreign currency forward contract	Nkr	4,000		$412	6/11/2026	—	2	Derivative asset
Foreign currency forward contract		$37,156	kr	339,780	6/11/2026	1,359	—	Derivative asset
Foreign currency forward contract	kr	1,000		$106	6/11/2026	—	1	Derivative asset
						$14,364	$22
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$5,807	A$	8,803	3/12/2026	$—	$35	Derivative asset
Foreign currency forward contract	$37,756	C$	27,817	12/11/2025	303	—	Derivative asset
Foreign currency forward contract	$15,567		€2,257,924	3/12/2026	38	—	Derivative asset
Foreign currency forward contract	$25,380		£253,837	3/12/2026	—	55	Derivative asset
Foreign currency forward contract	$38,208		¥354,368	12/11/2025	360	—	Derivative asset
Foreign currency forward contract	$15,362		¥21,051	3/12/2026	124	—	Derivative asset
Foreign currency forward contract	$514,722	Nkr	433,136	3/12/2026	1,318	—	Derivative asset
Foreign currency forward contract	$391,119	kr	288,518	12/11/2025	2,658	—	Derivative asset
					$4,801	$90
In connection with the issuance of the 2028 Notes, the 2029 Notes and the 2030 Notes, the Company entered into interest rate swap agreements with the BNP Paribas, Morgan Stanley Bank, N.A. and Royal Bank of Canada pursuant to ISDA Master Agreements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Certain information related to the Company’s interest rate swaps is presented below as of March 31, 2026.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$5,361	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	2,741	—	Derivative asset
Interest rate swap	$400,000	7/15/2030	165	—	Derivative asset
			$8,267	$—

Certain information related to the Company’s interest rate swaps is presented below as of September 30, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$8,940	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	6,493	—	Derivative asset
Interest rate swap	$400,000	7/15/2030	4,038	—	Derivative asset
			$19,471	$—

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of March 31, 2026, off-balance sheet arrangements consisted of $910.9 million of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies, all of which can be drawn immediately. As of September 30, 2025, off-balance sheet arrangements consisted of $931.5 million of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $931.5 million, approximately $918.9 million could be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of March 31, 2026 and September 30, 2025 is shown in the table below:

	March 31, 2026	September 30, 2025
107-109 Beech OAK22 LLC	$9,128	$8,544
ACP Falcon Buyer Inc	5,333	5,333
ASP Integrity Acquisition Co LLC	10,870	15,956
ASP-R-PAC Acquisition Co LLC	35	153
Atlas Borrower, LLC	9,883	9,883
AVSC Holding Corp.	9,508	12,016
Bamboo Ide8 Insurance Services, LLC	4,794	—
Bamboo US Bidco LLC	4,880	8,701
Bayou Intermediate II, LLC	7,963	16,209
Biscuit Parent, LLC	20,054	31,037
Blue Bidco Ltd	1,824	2,229
Centralsquare Technologies, LLC	3,302	3,302
Cielo Bidco Limited	2,823	5,947
Coupa Holdings, LLC	2,122	2,122
Creek Parent, Inc.	15,207	15,207
Crewline Buyer, Inc.	4,573	4,573

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

	March 31, 2026	September 30, 2025
Draken International, LLC	$22,175	$22,175
Dukes Root Control Inc.	2,090	1,906
Empire Bidco AB	45,252	45,163
Enverus Holdings, Inc.	17,268	4,664
eShipping, LLC	10,506	—
Everbridge, Inc.	19,899	19,899
Evergreen IX Borrower 2023, LLC	4,006	4,006
Eyesouth Eye Care Holdco LLC	12	2,069
F&M BUYER LLC	11,435	11,435
Flexera Software LLC	3,129	3,129
Geo Topco Corporation	16,500	16,500
Grand River Aseptic Manufacturing, Inc.	6,928	9,237
Grove Hotel Parcel Owner, LLC	884	1,768
Hologic, Inc.	62,383	—
Icefall Parent, Inc.	5,144	5,144
iCIMs, Inc.	1,195	988
Integrity Marketing Acquisition, LLC	24,535	26,386
Inventus Power, Inc.	2,318	3,808
IW Buyer LLC	9,363	6,252
Janus Bidco Limited	15,760	15,760
Jeppesen Holdings, LLC	3,312	—
Kairos Intermediateco AB	26,683	9,092
Kings Buyer, LLC	2,464	5,914
Kite Midco II Inc.	9,609	9,609
LDS Buyer, LLC	22,062	24,418
Legends Hospitality Holding Company, LLC	2,099	6,142
Lightbox Intermediate, L.P.	3,752	3,845
LSL Holdco, LLC	487	325
Microf Funding V LLC	9,992	9,992
Minotaur Acquisition, Inc.	4,174	11,132
Monotype Imaging Holdings Inc.	9,036	13,501
Monroe Engineering Group LLC	9,584	—
MRI Software LLC	10,303	5,313
MRO Florida, Inc.	1,856	—
Nellson Nutraceutical, LLC	9,157	11,283
Neptune Bidco US Inc.	6,156	6,863
Next Holdco, LLC	4,489	16,443
NFM & J, L.P.	2,606	14,982
NFO Orange Buyer LLC	12,322	—
North Star Acquisitionco, LLC	7,924	9,282
Optimizely North America Inc.	7,109	7,109
PAI Financing Merger Sub LLC	14,211	15,790
PetVet Care Centers, LLC	7,684	19,210
Pike Corporation	27,696	—
Pluralsight, LLC	3,351	3,351
Poseidon Midco AB	11,175	32,131
PPW Aero Buyer, Inc.	61,235	64,950
Premium Parent, LLC	8,446	—
Project Accelerate Parent, LLC	6,250	6,250
Propio LS, LLC	576	1,029
Protein for Pets Opco, LLC	6,639	4,847
Resistance Holdings, Inc.	3,484	—
RWK Midco AB	29,292	35,762
SEI Holding I Corporation	14,396	14,400
Sierra Enterprises, LLC	7,264	7,264
Silk Holdings III LLC	2,425	—
Sorenson Communications, LLC	10,177	10,177
Spruce Bidco I Inc.	20,487	26,341

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

	March 31, 2026	September 30, 2025
TBRS, Inc.	$14,113	$13,697
Tequilas Premium, Inc.	12,235	—
THG Acquisition, LLC	11,256	14,729
Transit Buyer LLC	1,230	1,950
Truck-Lite Co., LLC	29,185	32,010
US WorldMeds Ventures, LLC	15,892	15,892
USIC Holdings, Inc.	1,931	5,324
Violin Finco Guernsey Limited	3,933	3,933
West Star Aviation Acquisition LLC	12,490	21,278
Whitney Merger Sub, Inc.	9,771	9,772
WP CPP Holdings, LLC	5,831	5,831
BioXcel Therapeutics, Inc.	—	3,577
Galileo Parent, Inc.	—	3,463
OneOncology, LLC	—	29,986
SumUp Holdings Luxembourg	—	12,795
Verona Pharma, Inc.	—	9,011
	$910,912	$931,496

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended March 31, 2026, except as discussed below.

Share Issuances

On April 1, 2026, the Company issued and sold pursuant to its continuous public offering 655,571 Class I shares for proceeds of $14.7 million, 180,415 Class S shares for proceeds of $4.0 million and 26,293 Class T shares for proceeds of $0.6 million.

Distributions

On April 23, 2026, the Board of Trustees of the Company declared a regular distribution on its outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1600	$—	$0.1600
Class S shares	$0.1600	$0.0158	$0.1442
Class D shares	$0.1600	$0.0047	$0.1553
Class T shares	$0.1600	$0.0158	$0.1442

The distribution is payable to shareholders of record as of April 28, 2026 and will be paid on or about May 27, 2026. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2025 and elsewhere in this quarterly report on Form 10-Q.
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
As of March 31, 2026, we have issued and sold 163,333,575 Class I shares for an aggregate purchase price of $3,832.0 million of which $100.0 million was purchased by an affiliate of the Adviser, 59,000,774 Class S shares for an aggregate purchase price of $1,384.9 million, 399,103 Class D shares for an aggregate purchase price of $9.3 million and 176,683 Class T shares for an aggregate purchase price of $4.1 million.

Business Environment and Developments
Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, tariffs and concern over a potential slowdown in economic activity. Various macroeconomic headwinds remain, including current geopolitical conflicts, particularly the escalation of conflict in the Middle East, signs of an economic slowdown outside the United States, persistent inflation, threats of tariffs and a trade war and ongoing technology disruption, including the rapid development and adoption of artificial intelligence. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
The fair value of our investments as of March 31, 2026 and September 30, 2025 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
As of March 31, 2026, we held $7,019.1 million of investments at fair value, up from $6,899.0 million held at September 30, 2025, primarily driven by new originations funded primarily by cash proceeds from our continuous offering and an increase in borrowings.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2026, there was one investment on non-accrual status that represented 0.1% of total debt investments at cost and fair value. As of September 30, 2025, there was one investment on non-accrual status that represented 0.2% and less than 0.1% of total debt investments at cost and fair value, respectively.
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

Portfolio Composition
As of March 31, 2026, the fair value of our investment portfolio was $7,019.1 million and was composed of investments in 160 portfolio companies. As of September 30, 2025, the fair value of our investment portfolio was $6,899.0 million and was composed of investments in 158 portfolio companies.
As of March 31, 2026 and September 30, 2025, our investment portfolio consisted of the following:

	March 31, 2026	September 30, 2025
Cost:
Senior Secured Debt	92.80%	93.45%
Subordinated Debt	6.88%	6.17%
Common Equity and Warrants	0.17%	0.17%
Preferred Equity	0.15%	0.21%
Total	100.00%	100.00%

	March 31, 2026	September 30, 2025
Fair Value:
Senior Secured Debt	92.68%	93.32%
Subordinated Debt	6.98%	6.22%
Preferred Equity	0.19%	0.27%
Common Equity and Warrants	0.15%	0.19%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	March 31, 2026	September 30, 2025
Fair Value:
Application Software	14.97%	15.57%
Aerospace & Defense	6.39%	6.42%
Health Care Services	5.33%	5.90%
Diversified Support Services	4.34%	3.91%
Pharmaceuticals	4.20%	4.56%
Life Sciences Tools & Services	4.07%	4.53%
Specialized Finance	3.89%	3.53%
Health Care Equipment	3.34%	3.25%
Packaged Foods & Meats	3.23%	3.24%
Interactive Media & Services	3.21%	3.82%
Systems Software	2.90%	3.35%
Diversified Financial Services	2.76%	2.15%
Specialized Consumer Services	2.61%	2.57%
Building Products	2.57%	2.60%
Construction & Engineering	2.40%	1.47%
Health Care Supplies	2.29%	2.23%
Education Services	2.24%	2.26%
Electrical Components & Equipment	1.95%	1.40%
Insurance Brokers	1.95%	1.92%
Health Care Technology	1.81%	1.78%
Passenger Ground Transportation	1.30%	—%
Cable & Satellite	1.30%	0.99%
Construction Machinery & Heavy Transportation Equipment	1.23%	1.24%
Environmental & Facilities Services	1.20%	1.19%
Drug Retail	1.19%	1.22%
Communications Equipment	1.10%	1.18%
Distillers & Vintners	1.02%	—%
Distributors	1.00%	0.83%
Property & Casualty Insurance	0.98%	1.13%
Oil & Gas Exploration & Production	0.97%	—%
Paper & Plastic Packaging Products & Materials	0.90%	0.55%
Alternative Carriers	0.86%	0.66%
Real Estate Services	0.82%	0.85%
Soft Drinks & Non-alcoholic Beverages	0.81%	0.82%
Research & Consulting Services	0.79%	1.29%
Industrial Machinery & Supplies & Components	0.77%	0.84%
Air Freight & Logistics	0.76%	0.75%
Casinos & Gaming	0.76%	—%
Asset Management & Custody Banks	0.76%	0.79%
Diversified Chemicals	0.70%	0.73%
Movies & Entertainment	0.65%	0.67%
Office Services & Supplies	0.58%	1.04%
Personal Care Products	0.51%	—%
Multi-Sector Holdings	0.39%	1.25%
Wireless Telecommunication Services	0.39%	0.40%
Trading Companies & Distributors	0.32%	0.56%
Hotels, Resorts & Cruise Lines	0.30%	0.29%
Footwear	0.28%	0.50%
Consumer Finance	0.28%	0.29%
Food Distributors	0.20%	0.54%
Biotechnology	0.15%	0.18%
Health Care Distributors	0.14%	0.15%
Real Estate Development	0.14%	0.15%
Other Specialty Retail	—%	1.03%
Financial Exchanges & Data	—%	0.69%
Gold	—%	0.32%
Specialty Chemicals	—%	0.25%
Metal, Glass & Plastic Containers	—%	0.17%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	March 31, 2026	September 30, 2025
United States	83.78%	82.89%
Sweden	4.80%	4.54%
United Kingdom	4.76%	6.01%
Germany	2.04%	2.69%
Netherlands	1.60%	1.68%
Luxembourg	1.29%	1.38%
Greece	0.76%	—%
Mexico	0.51%	—%
Costa Rica	0.24%	0.24%
Switzerland	0.15%	0.15%
Jamaica	0.07%	0.07%
Australia	0.00%	0.03%
Canada	—%	0.32%
Total	100.00%	100.00%

See the Schedule of Investments as of March 31, 2026 and September 30, 2025, in our consolidated financial statements in Part I, Item 1, of this quarterly report on Form 10-Q, for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of three and six months ended March 31, 2026 and March 31, 2025
Investment Income
Total investment income for the three months ended March 31, 2026 was $180.1 million and consisted of $174.9 million of interest income primarily from portfolio investments (including $2.1 million of PIK interest income), $5.1 million of fee income and less than $0.1 million of dividend income. Total investment income for the three months ended March 31, 2025 was $144.6 million and consisted of $142.2 million of interest income primarily from portfolio investments (including $2.5 million of PIK interest income) and $2.4 million of fee income. The increase in our total investment income for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by an increase in the size of the our portfolio.
Total investment income for the six months ended March 31, 2026 was $364.5 million and consisted of $352.9 million of interest income primarily from portfolio investments (including $3.9 million of PIK interest income), $11.2 million of fee income and $0.3 million of dividend income. Total investment income for the six months ended March 31, 2025 was $286.2 million and consisted of $282.9 million of interest income primarily from portfolio investments (including $5.2 million of PIK interest income) and $3.3 million of fee income. The increase in our total investment income for the six months ended March 31, 2026, as compared to the six months ended March 31, 2025, was primarily driven by an increase in the size of the our portfolio. Based on fair value as of March 31, 2026, the weighted average yield on our debt investments was 9.1%, down from 10.0% as of March 31, 2025. Based on fair value as of March 31, 2026, the weighted average yield on our total portfolio was 9.1%, down from 10.0% as of March 31, 2025.
Expenses

Net expenses for the three months ended March 31, 2026 were $83.3 million, up significantly from $66.9 million for the three months ended March 31, 2025. Net expenses for the six months ended March 31, 2026 were $165.1 million, up significantly from $136.1 million for the six months ended March 31, 2025. The increase in expenses for both periods was primarily driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering and an increase in borrowings under our credit facilities and issuance of unsecured notes. Net expenses consisted of the following:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025	For the six months ended March 31, 2026	For the six months ended March 31, 2025
Expenses:
Base management fee	$14,876	$11,471	$29,798	$21,933
Investment income incentive fee	14,162	10,942	29,021	21,691
Capital gains incentive fee	—	(3,044)	(1,211)	(2,472)
Professional fees	1,914	1,389	3,454	2,430
Class S, Class T and Class D distribution and shareholder servicing fees	2,812	2,513	5,736	4,865
Board of trustees fees	116	116	232	232
Organization expenses	—	1	—	2
Amortization of continuous offering costs	295	552	769	919
Interest expense	47,123	41,977	93,576	84,397
Administrator expense	933	358	1,510	606
General and administrative expenses	1,110	658	2,226	1,496
Total expenses	$83,341	$66,933	$165,111	$136,099
For the three and six months ended March 31, 2026, base management fees were $14.9 million and $29.8 million, respectively. For the three and six months ended March 31, 2025, base management fees were $11.5 million and $21.9 million, respectively. For the three and six months ended March 31, 2026, investment income incentive fees were $14.2 million and $29.0 million, respectively. For the three and six months ended March 31, 2025, investment income incentive fees were $10.9 million and $21.7 million, respectively. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $78.0 million for the three months ended March 31, 2026. This consisted of $112.0 million of net unrealized depreciation on debt investments and $2.6 million of net unrealized depreciation on equity investments, partially offset by $22.2 million of net unrealized appreciation of foreign currency cash and forward contracts and $14.4 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
Net unrealized depreciation was $30.9 million for the three months ended March 31, 2025. This consisted of $27.1 million of net unrealized depreciation of foreign currency forward contracts, $5.8 million of net unrealized depreciation on debt investments and $0.9 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $2.8 million of net unrealized appreciation on equity investments.
Net unrealized depreciation was $110.2 million for the six months ended March 31, 2026. This consisted of $129.4 million of net unrealized depreciation on debt investments and $5.3 million of net unrealized depreciation on equity investments, partially offset by $20.5 million of net unrealized appreciation of foreign currency cash and forward contracts and $4.1 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses).
Net unrealized depreciation was $30.0 million for the six months ended March 31, 2025. This consisted of $20.5 million of net unrealized depreciation on debt investments and $15.5 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $4.3 million of net unrealized appreciation of foreign currency forward contracts and $1.8 million of net unrealized appreciation on equity investments.

Net Realized Gains (Losses)
Net realized losses were $28.4 million and $21.5 million for the three and six months ended March 31, 2026, respectively, which was primarily driven by realized losses related to the exits of certain investments, partially offset by realized gains related to foreign currency forward contracts. Net realized gains were $6.5 million and $10.2 million for the three and six months ended March 31, 2025, which was primarily related to the exits of certain investments and foreign currency forward contracts.
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
For the six months ended March 31, 2026, we experienced a net decrease in cash and cash equivalents of $111.1 million. During that period, $262.0 million of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $152.0 million, due primarily from $455.1 million of proceeds from the issuance of common shares and $113.6 million of net borrowings under the credit facilities, partially offset by $252.1 million of shares repurchases paid and $162.1 million of distributions paid to shareholders.
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
As of March 31, 2026, we had $149.3 million of cash and cash equivalents (including restricted cash of $50.4 million), portfolio investments (at fair value) of $7,019.1 million, $48.1 million of interest receivable, $1,677.0 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $146.7 million of net receivables from unsettled transactions, $1,463.0 million of borrowings outstanding under our credit facilities and $1,145.8 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2026 and September 30, 2025, off-balance sheet arrangements consisted of $910.9 million and $931.5 million, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. As of March 31, 2026, all of the $910.9 million of unfunded commitments can be drawn immediately. As of September 30, 2025, of the $931.5 million of unfunded commitments, approximately $918.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations

	Debt Outstanding as of September 30, 2025	Debt Outstanding as of March 31, 2026	Weighted average debt outstanding for the six months ended March 31, 2026	Maximum debt outstanding for the six months ended March 31, 2026
ING Credit Agreement	$370,000	$199,000	$459,775	$570,000
JPM SPV Facility	566,000	570,000	585,610	660,000
DBNY SPV Facility	280,000	339,000	329,846	355,000
MS SPV Facility	133,400	355,000	262,247	400,000
2028 Notes	350,000	350,000	350,000	350,000
2029 Notes	400,000	400,000	400,000	400,000
2030 Notes	400,000	400,000	400,000	400,000
Total debt	$2,499,400	$2,613,000	$2,787,478

	Payments due by period as of March 31, 2026
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$199,000	$—	$—	$199,000
Interest due on ING Credit Agreement	44,310	10,987	21,974	11,349
JPM Loan and Security Agreement	570,000	—	—	570,000
Interest due on JPM Loan and Security Agreement	132,471	31,094	62,188	39,189
DBNY Loan Financing and Servicing Agreement	339,000	—	—	339,000
Interest due on DBNY Loan Financing and Servicing Agreement	59,344	17,872	35,744	5,728
MS Loan and Servicing Agreement	355,000	—	—	355,000
Interest due on MS Loan and Servicing Agreement	63,782	19,563	39,126	5,093
2028 Notes	350,000	—	350,000	—
Interest due on 2028 Notes	70,744	26,926	43,818	—
2029 Notes	400,000	—	—	400,000
Interest due on 2029 Notes	83,082	25,062	50,124	7,896
2030 Notes	400,000	—	—	400,000
Interest due on 2030 Notes	105,797	24,659	49,318	31,820
Total	$3,172,530	$156,163	$652,292	$2,364,075
Equity Activity
As of March 31, 2026, we have issued and sold 163,333,575 Class I shares for an aggregate purchase price of $3,832.0 million, 59,000,774 Class S shares for an aggregate purchase price of $1,384.9 million, 399,103 Class D shares for an aggregate purchase price of $9.3 million and 176,683 Class T shares for an aggregate purchase price of $4.1 million. As of March 31, 2026, we have issued 4,687,869 Class I shares, 5,700,192 Class S shares, 9,858 Class D shares and 2,396 Class T shares pursuant to our distribution reinvestment plan.

The following table summarizes transactions in Common Shares for the six months ended March 31, 2026:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	16,058,026	$368,934
Share transfers between classes	132,330	3,022
Issuance of Common Shares under distribution reinvestment plan	1,122,142	25,933
Share repurchases, net of early repurchase deduction	(14,686,915)	(332,019)
Net increase (decrease)	2,625,583	$65,870
Class S
Issuance of Common Shares in public offering	3,399,715	$77,966
Share transfers between classes	(128,636)	(2,939)
Issuance of Common Shares under distribution reinvestment plan	1,262,959	29,130
Share repurchases, net of early repurchase deduction	(7,511,302)	(169,360)
Net increase (decrease)	(2,977,264)	$(65,203)
Class D
Issuance of Common Shares in public offering	232,185	$5,336
Share transfers between classes	(3,694)	(83)
Issuance of Common Shares under distribution reinvestment plan	2,730	40
Share repurchases, net of early repurchase deduction	(5,336)	(120)
Net increase (decrease)	225,885	$5,173
Class T
Issuance of Common Shares in public offering	123,951	$2,851
Issuance of Common Shares under distribution reinvestment plan	2,396	$47
Net increase (decrease)	126,347	2,898
Total net increase (decrease)	551	8,738

The following table summarizes transactions in Common Shares for the six months ended March 31, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	20,193,519	$474,548
Share transfers between classes	44,803	1,056
Issuance of Common Shares under distribution reinvestment plan	912,070	21,528
Share repurchases, net of early repurchase deduction	(992,389)	(23,233)
Net increase (decrease)	20,158,003	$473,899
Class S
Issuance of Common Shares in public offering	7,435,488	$174,781
Share transfers between classes	(44,803)	(1,056)
Issuance of Common Shares under distribution reinvestment plan	1,148,699	27,146
Share repurchases, net of early repurchase deduction	(835,470)	(19,522)
Net increase (decrease)	7,703,914	$181,349
Class D
Issuance of Common Shares in public offering	76,334	$1,793
Issuance of Common Shares under distribution reinvestment plan	2,270	54
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	75,317	$1,770
Total net increase (decrease)	27,937,234	$657,018

Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S, Class D and Class T shares for the six months ended March 31, 2026 and 2025.

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2025	$22.98	$22.98	$22.98	22.98
November 30, 2025	$22.95	$22.95	$22.95	22.95
December 31, 2025	$22.93	$22.93	$22.93	22.93
January 31, 2026	$22.87	$22.87	$22.87	22.87
February 28, 2026	$22.64	$22.64	$22.64	22.64
March 31, 2026	$22.38	$22.38	$22.38	22.38

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2024	$23.55	$23.55	$23.55	—
November 30, 2024	$23.56	$23.56	$23.56	—
December 31, 2024	$23.52	$23.52	$23.52	—
January 31, 2025	$23.49	$23.49	$23.49	—
February 28, 2025	$23.41	$23.41	$23.41	—
March 31, 2025	$23.28	$23.28	$23.28	—

Distributions
The Board authorizes and declares monthly distribution amounts per outstanding Common Share. The following table presents distributions that were declared during the six months ended March 31, 2026:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1800	$26,082
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1800	26,767
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1800	27,313
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1800	26,662
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1800	27,014
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1600	24,156
				$1.0600	$157,994

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$9,459
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1637	9,608
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	9,724
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1638	9,454
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1638	9,565
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1440	8,501
				$0.9626	$56,311

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1752	$31
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1752	71
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1752	71
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1752	71
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1752	71
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1553	63
				$1.0313	$378

				Class T
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$19
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1637	23
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	23
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1638	25
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1638	28
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1440	26
				$0.9626	$144

The following table presents distributions that were declared during the six months ended March 31, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.2000	20,068
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.2000	21,111
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.2000	22,009
				$1.2000	$120,178

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1833	9,026
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1834	9,278
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1834	9,543
				$1.1000	$53,710

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1951	22
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1951	24
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1951	31
				$1.1706	$136

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
Share Repurchase Program
At the discretion of our Board, during the quarter ended September 30, 2022 we commenced a share repurchase program pursuant to which we intend to offer to repurchase up to 5% of our Common Shares outstanding (by number of shares or aggregate NAV) as of the close of the previous calendar quarter; provided that the we reserve the right in our sole discretion to purchase additional outstanding Shares representing up to 2% of our outstanding Shares each quarter without amending or extending the repurchase offer as permitted by Rule 13e-4(f)(1) of the Exchange Act. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. Our Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of us and shareholders, and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to us and shareholders.
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
During the six months ended March 31, 2026, we repurchased pursuant to such tender offers an aggregate of 14,686,915 Class I shares, 7,511,302 Class S shares, 5,336 Class D shares and 2,396 Class T shares. The following table presents the share repurchases completed during the six months ended March 31, 2026:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)
December 31, 2025	8,334,146	4.24%	$22.93	$191,101
March 31, 2026 (2)	13,869,408	6.82%	22.38	310,398
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown exclude a transaction in which an indirect affiliate of our investment adviser agreed to purchase a portion of an existing investor's shares at our net asset value per share at March 31, 2026.

During the six months ended March 31, 2025, we repurchased pursuant to such tender offers an aggregate of 992,389 Class I and 835,470 Class S shares and 3,287 Class D shares. The following table presents the share repurchases completed during the six months ended March 31, 2025:

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
Leverage
To seek to enhance our returns, we use and expect to continue to use leverage as market conditions permit and at the discretion of the Adviser. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On December 17, 2021, our sole shareholder approved the adoption of the 150% asset coverage requirement pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage is expected to be applied on a position-by-position basis, meaning little-to-no leverage may be applied to certain investments, while others may have more leverage applied. Any such leverage would also be expected to increase the total capital available for investment by us. We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. As of March 31, 2026, we had $2,613.0 million in senior securities and our asset coverage ratio was 268.33%.
ING Credit Agreement

On March 25, 2022, we entered into the ING Credit Agreement. As of March 31, 2026, the size of the ING Credit Agreement facility is $1,640 million (the “Maximum Commitment”), and the ING Facility has an availability period (the “Availability Period”) through April 11, 2029 during which loans may be made and a stated maturity date of April 11, 2030 (the “Maturity Date”). Following the Availability Period, we will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of us and of the current and certain future subsidiaries of us and guaranteed by such subsidiaries.

See Note 6. Borrowings for additional information on the ING Credit Agreement.
As of March 31, 2026, we were in compliance with all financial covenants under the ING Credit Agreement.
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
Below is a summary of our credit facilities as of March 31, 2026 and September 30, 2025:

	March 31, 2026
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,640.0	$199.0	$1,441.0	$9.5	4/11/2029	4/11/2030
JPM SPV Facility	700.0	570.0	130.0	4.4	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	339.0	61.0	3.0	7/25/2028	7/25/2029
MS SPV Facility	400.0	355.0	45.0	2.8	7/3/2028	7/3/2029
Total	$3,140.0	$1,463.0	$1,677.0	$19.7

	September 30, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$370.0	$865.0	$8.5	4/11/2029	4/11/2030
JPM SPV Facility	700.0	566.0	134.0	4.9	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	280.0	120.0	3.4	7/25/2028	7/25/2029
MS SPV Facility	400.0	133.4	266.6	3.2	7/3/2028	7/3/2029
Total	$2,735.0	$1,349.4	$1,385.6	$20.0

Below is a summary of our unsecured notes as of March 31, 2026 and September 30, 2025:

	March 31, 2026
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.4)	$(0.9)	$5.4	$352.1	$366.8	11/14/2028
2029 Notes	400.0	(3.3)	(1.6)	2.7	397.8	401.4	7/23/2029
2030 Notes	400.0	(4.2)	(0.1)	0.2	395.9	392.3	7/15/2030
Total	$1,150.0	$(9.9)	$(2.6)	$8.3	$1,145.8	$1,160.5

	September 30, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.8)	$(1.1)	$9.0	$355.1	$380.1	11/14/2028
2029 Notes	400.0	(3.8)	(1.8)	6.5	400.9	415.1	7/23/2029
2030 Notes	400.0	(4.7)	(0.1)	4.0	399.2	408.9	7/15/2030
Total	$1,150.0	$(11.3)	$(3.0)	$19.5	$1,155.2	$1,204.1

The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Stated interest expense	$43.9	$36.2	$86.1	$72.4
Credit facility fees	1.5	3.2	3.1	5.6
Amortization of debt financing costs	2.4	2.1	4.6	4.3
Effect of interest rate swaps	(0.7)	0.5	(0.2)	2.1
Total interest expense	$47.1	$42.0	$93.6	$84.4
Weighted average interest rate (1)	5.948%	7.067%	6.097%	7.300%
Weighted average outstanding balance	$2,908.3	$2,075.3	$2,787.5	$2,019.6
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

Recent Developments
Share Issuances

On April 1, 2026, we issued and sold pursuant to our continuous public offering 655,571 Class I shares for proceeds of $14.7 million, 180,415 Class S shares for proceeds of $4.0 million and 26,293 Class T shares for proceeds of $0.6 million.

Distributions

On April 23, 2026, our Board of Trustees declared a regular distribution on our outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1600	$—	$0.1600
Class S shares	$0.1600	$0.0158	$0.1442
Class D shares	$0.1600	$0.0047	$0.1553
Class T shares	$0.1600	$0.0158	$0.1442

The distribution is payable to shareholders of record as of April 28, 2026 and will be paid on May 27, 2026. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.

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
As of March 31, 2026, 93.8% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2025, 93.4% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2026 and September 30, 2025 was as follows:

	March 31, 2026		September 30, 2025
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$1,571,883	23.97%	$1,812,813	28.27%
>0% and <1%	3,167,501	48.29	3,061,604	47.73
1%	1,565,922	23.87	1,301,903	20.30
>1%	253,804	3.87	237,517	3.70
Total	$6,559,110	100.00%	$6,413,837	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2026, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$169,520	$(65,325)	$104,195
200	135,616	(52,260)	83,356
150	101,712	(39,195)	62,517
100	67,808	(26,130)	41,678
50	33,904	(13,065)	20,839

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(33,833)	$13,065	$(20,768)
100	(67,327)	26,130	(41,197)
150	(100,372)	39,195	(61,177)
200	(132,597)	52,260	(80,337)
250	(162,840)	65,325	(97,515)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of March 31, 2026 and September 30, 2025:

	March 31, 2026			September 30, 2025
($ in thousands)	Debt Investments		Borrowings	Debt Investments		Borrowings
Prime rate		$24,127	$—		$3,532	$—
CORRA
30 day	C$	21,005	—	C$	21,111	—
EURIBOR
30 day		€41,034	—		€83,548	—
90 day	204,141		—	187,880		—
180 day	203,907		—	138,680		—
NIBOR
90 day	Nkr	253,345	—	Nkr	253,345	—
SOFR
30 day		$2,165,609	199,000		$2,299,519	370,000
90 day (a)	3,490,361		2,414,000	2,934,928		2,129,400
180 day	110,772		—	306,630		—
SONIA		£269,308	—		£297,946	—
TONA		¥2,245,988	—		¥2,257,303	—
BBSW
90 day	A$	8,490	—	A$	8,490
STIBOR						—
90 day	kr	348,703	—	kr	348,703	—
Fixed rate		$442,052	—		$455,177	—
_____________________
(a) Borrowings include the 2028 Notes, 2029 Notes and 2030 Notes, which effectively pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of our equity securities during the three months ended March 31, 2026 except those already reported on a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Fourth Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 814-01471), filed on August 13, 2025)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 814-01471), filed on August 13, 2025)
10.1*	Incremental Commitment and Assumption Agreement, dated as of March 5, 2026, among the Registrant, the financial institutions listed on Schedule 1 thereto, as assuming lenders and increasing lenders, and ING Capital LLC, as administrative agent and issuing bank.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Date: May 13, 2026