Form 10-Q
period 2026-06-30
Oaktree Strategic Credit Fund
filed 2026-08-12
CIK 1872371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2026*
Class I shares of beneficial interest, $0.01 par value	137,908,955
Class S shares of beneficial interest, $0.01 par value	53,623,409
Class D shares of beneficial interest, $0.01 par value	400,340
Class T shares of beneficial interest, $0.01 par value	280,937
* Common shares outstanding exclude August 1, 2026 subscriptions because the issuance price is not yet finalized as of the date hereof.

As of June 30, 2026, there was no established public market for the registrant’s common shares of beneficial interest.

OAKTREE STRATEGIC CREDIT FUND

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I

Item 1. Financial Statements and Supplementary Data

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2026 (unaudited)	September 30, 2025
ASSETS
Investments at fair value:
Control investments (cost June 30, 2026: $13,104 cost September 30, 2025: $0)	$13,148	$—
Non-control/Non-affiliate investments (cost June 30, 2026: $6,884,577; cost September 30, 2025: $6,863,940)	6,783,666	6,899,031
Total investments at fair value (cost June 30, 2026: $6,897,681; cost September 30, 2025: $6,863,940)	6,796,814	6,899,031
Cash and cash equivalents	157,145	215,962
Restricted cash	60,976	44,444
Due from portfolio companies	2,590	1,997
Interest receivable	50,435	57,098
Receivables from unsettled transactions	87,510	16,342
Due from broker	1,250	1,970
Deferred financing costs	18,404	20,080
Deferred offering costs	203	720
Derivative assets at fair value	18,216	24,182
Other assets	1,122	608
Total assets	$7,194,665	$7,282,434
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,488	$2,425
Dividends payable	31,194	34,937
Base management fee and incentive fee payable	18,087	20,280
Payable for share repurchases	197,691	61,018
Due to affiliates	5,228	4,960
Interest payable	32,951	31,772
Payables from unsettled transactions	16,734	80,601
Derivative liabilities at fair value	4,577	—
Deferred tax liability	94	57
Credit facilities payable	1,471,500	1,349,400
Unsecured notes payable (net of $9,141 and $11,306 of unamortized financing costs as of June 30, 2026 and September 30, 2025, respectively)	1,134,477	1,155,179
Total liabilities	2,917,021	2,740,629
Commitments and contingencies (Note 12)
Net assets:
Common shares, $0.01 par value per share; unlimited shares authorized, 191,612 and 196,721 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	1,916	1,967
Additional paid-in-capital	4,485,151	4,591,826
Accumulated overdistributed earnings	(209,423)	(51,988)
Total net assets (equivalent to $22.32 and $23.09 per common share as of June 30, 2026 and September 30, 2025, respectively) (Note 10)	4,277,644	4,541,805
Total liabilities and net assets	$7,194,665	$7,282,434
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

NET ASSET VALUE PER SHARE	June 30, 2026 (unaudited)	September 30, 2025
Class I Shares:
Net assets	$3,068,587	$3,225,643
Common shares outstanding ($0.01 par value, unlimited shares authorized)	137,453	139,709
Net asset value per share	$22.32	$23.09
Class S Shares:
Net assets	$1,194,854	$1,310,917
Common shares outstanding ($0.01 par value, unlimited shares authorized)	53,523	56,785
Net asset value per share	$22.32	$23.09
Class D Shares:
Net assets	$8,929	$4,028
Common shares outstanding ($0.01 par value, unlimited shares authorized)	400	174
Net asset value per share	$22.32	$23.09
Class T Shares:
Net assets	$5,274	$1,217
Common shares outstanding ($0.01 par value, unlimited shares authorized)	236	53
Net asset value per share	$22.32	$23.09

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Interest income:
Non-control/Non-affiliate investments	$163,585	$149,118	$507,921	$419,229
Interest on cash and cash equivalents	2,170	3,747	6,815	11,366
Total interest income	165,755	152,865	514,736	430,595
PIK interest income:
Non-control/Non-affiliate investments	5,317	2,287	9,266	7,481
Total PIK interest income	5,317	2,287	9,266	7,481
Fee income:
Non-control/Non-affiliate investments	617	380	11,864	3,693
Total fee income	617	380	11,864	3,693
Dividend income:
Non-control/Non-affiliate investments - PIK	51	—	369	—
Total dividend income	51	—	369	—
Total investment income	171,740	155,532	536,235	441,769
Expenses:
Base management fee	13,937	13,345	43,735	35,278
Investment income incentive fee	13,407	12,243	42,428	33,934
Capital gains incentive fee	—	100	(1,211)	(2,372)
Professional fees	1,967	1,496	5,421	3,926
Class S, Class T and Class D distribution and shareholder servicing fees	2,597	2,658	8,333	7,523
Board of trustees fees	116	116	348	348
Organization expenses	—	3	—	5
Amortization of continuous offering costs	151	589	920	1,508
Interest expense	45,951	40,474	139,527	124,871
Administrator expense	774	556	2,284	1,162
General and administrative expenses	1,207	865	3,433	2,361
Total expenses	80,107	72,445	245,218	208,544
Net investment income before taxes	91,633	83,087	291,017	233,225
(Provision) benefit for taxes on net investment income	(389)	(131)	(1,168)	(810)
Net investment income	91,244	82,956	289,849	232,415
Unrealized appreciation (depreciation):
Control investments	44	—	44	—
Non-control/Non-affiliate investments	(1,293)	29,592	(121,080)	(4,609)
Foreign currency forward contracts	3,324	(12,799)	12,955	(8,548)
Net unrealized appreciation (depreciation)	2,075	16,793	(108,081)	(13,157)
Realized gains (losses):
Non-control/Non-affiliate investments	(10,351)	15,903	(48,813)	18,347
Foreign currency forward contracts	487	(31,894)	17,462	(24,121)
Net realized gains (losses)	(9,864)	(15,991)	(31,351)	(5,774)
(Provision) benefit for taxes on realized and unrealized gains (losses)	(28)	(3)	(37)	(49)
Net realized and unrealized gains (losses), net of taxes	(7,817)	799	(139,469)	(18,980)
Net increase (decrease) in net assets resulting from operations	$83,427	$83,755	$150,380	$213,435

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Operations:
Net investment income	$91,244	$82,956	$289,849	$232,415
Net unrealized appreciation (depreciation)	2,075	16,793	(108,081)	(13,157)
Net realized gains (losses)	(9,864)	(15,991)	(31,351)	(5,774)
Provision for income tax (expense) benefit	(28)	(3)	(37)	(49)
Net increase (decrease) in net assets resulting from operations	83,427	83,755	150,380	213,435
Distributions to common shareholders:
Class I	(69,128)	(77,672)	(227,122)	(197,850)
Class S	(23,578)	(30,056)	(79,889)	(83,766)
Class D	(186)	(93)	(564)	(229)
Class T	(96)	—	(240)	—
Net decrease in net assets resulting from distributions	(92,988)	(107,821)	(307,815)	(281,845)
Share transactions:
Class I:
Issuance of Common shares in private and public offering	44,048	540,559	412,982	1,015,107
Share transfers between classes	1,680	644	4,702	1,700
Issuance of Common shares under distribution reinvestment plan	8,068	12,033	34,001	33,561
Repurchased shares, net of early repurchase deduction	(163,770)	(156,200)	(495,789)	(179,433)
Net increase (decrease) from share transactions	(109,974)	397,036	(44,104)	870,935
Class S:
Issuance of Common shares in public offering	15,717	71,458	93,683	246,239
Share transfers between classes	(1,642)	(644)	(4,581)	(1,700)
Issuance of Common shares under distribution reinvestment plan	13,096	14,735	42,226	41,881
Repurchased shares, net of early repurchase deduction	(33,921)	(18,810)	(203,281)	(38,332)
Net increase (decrease) from share transactions	(6,750)	66,739	(71,953)	248,088
Class D:
Issuance of Common shares in public offering	—	10	5,336	1,803
Share transfers between classes	(38)	—	(121)	—
Issuance of Common shares under distribution reinvestment plan	23	27	63	81
Repurchased shares, net of early repurchase deduction	—	—	(120)	(77)
Net increase (decrease) from share transactions	(15)	37	5,158	1,807
Class T:
Issuance of Common shares in public offering	1,249	—	4,100	—
Issuance of Common shares under distribution reinvestment plan	26	—	73	—
Net increase (decrease) from share transactions	1,275	—	4,173	—
Total increase (decrease) in net assets	(125,025)	439,746	(264,161)	1,052,420
Net assets at beginning of period	4,402,669	3,777,014	4,541,805	3,164,340
Net assets at end of period	$4,277,644	$4,216,760	$4,277,644	$4,216,760
Net asset value per common share	$22.32	$23.14	$22.32	$23.14
Common shares outstanding at end of period	191,612	182,204	191,612	182,204

See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Operating activities:
Net increase (decrease) in net assets resulting from operations	$150,380	$213,435
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	108,081	13,157
Net realized (gains) losses	31,351	5,774
PIK interest income	(9,266)	(7,481)
PIK dividend income	(369)	—
Accretion of original issue discount on investments	(23,007)	(22,729)
Accretion of original issue discount on unsecured notes payable	632	620
Amortization of deferred financing costs	6,153	5,825
Amortization of deferred offering costs	920	1,508
Deferred taxes	37	27
Purchases of investments	(2,127,964)	(2,977,628)
Proceeds from the sales and repayments of investments	2,109,840	1,208,850
Changes in operating assets and liabilities:
(Increase) decrease in due from Portfolio Companies	(593)	—
(Increase) decrease in interest receivable	6,663	(5,763)
(Increase) decrease in receivables from unsettled transactions	(71,168)	(23,457)
(Increase) decrease in due from broker	720	—
(Increase) decrease in other assets	(514)	(18,339)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,010	(681)
Increase (decrease) in base management fee and incentive fees payable	(2,193)	280
Increase (decrease) in due to broker	—	(2,630)
Increase (decrease) in due to affiliates	250	(337)
Increase (decrease) in interest payable	1,179	1,269
Increase (decrease) in payables from unsettled transactions	(63,867)	5,034
Increase (decrease) in director fees payable	—	(116)
Net cash provided by (used in) operating activities	119,275	(1,603,382)
Financing activities:
Distributions paid in cash	(235,195)	(195,521)
Borrowings under credit facilities	1,517,600	1,058,400
Repayments of borrowings under credit facilities	(1,395,500)	(514,500)
Proceeds from issuance of common shares	516,101	1,263,149
Deferred financing costs paid	(2,312)	(3,652)
Deferred offering costs paid	(335)	(1,765)
Share repurchases paid	(562,517)	(57,469)
Net cash provided by (used in) financing activities	(162,158)	1,548,642
Effect of exchange rate changes on foreign currency	598	1,875
Net increase (decrease) in cash and cash equivalents and restricted cash	(42,285)	(52,865)
Cash and cash equivalents and restricted cash, beginning of period	260,406	524,164
Cash and cash equivalents and restricted cash, end of period	$218,121	$471,299
Supplemental information:
Cash paid for interest	$131,563	$117,157
Non-cash financing activities:
Deferred offering costs incurred	33	390
Distribution payable	31,194	37,039
Reinvestment of dividends during the period	76,363	75,523
Shares repurchases accrued but not yet paid	197,691	175,010
Reconciliation to the Statements of Assets and Liabilities	June 30, 2026	September 30, 2025
Cash and cash equivalents	$157,145	$215,962
Restricted cash	60,976	44,444
Total cash and cash equivalents and restricted cash	$218,121	$260,406
See notes to Consolidated Financial Statements.

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Control Investments												(17)(18)
OSCF EDL JV, LLC	Multi-Sector Holdings	Membership Interest						25.0%		$13,104	$13,148	(9)(10)(14)(16)
Total Control Investments (0.3% of net assets)										$13,104	$13,148

Non-Control/Non-Affiliate Investments												(7)
1261229 BC LTD	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	9.89%		10/8/2030		$27,422	$26,889	$26,655	(5)(10)
1261229 BC LTD	Pharmaceuticals	Fixed Rate Bond			10.00%		4/15/2032		22,200	22,200	22,500	(10)
1440 Foods Topco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.00%	8.64%		10/31/2031		61,447	58,830	45,500	(5)
Access CIG, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.00%	7.64%		8/19/2030		17,180	17,151	15,328	(5)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/27/2031		€7,618	8,800	8,630	(5)(8)(10)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/30/2031		35,616	41,031	40,349	(5)(8)(10)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/27/2031		30,473	33,504	34,523	(5)(8)(10)
ACP Falcon Buyer Inc	Systems Software	First Lien Term Loan	SOFR+	5.50%	9.19%		8/1/2029		$33,800	33,279	33,712	(5)(8)
ACP Falcon Buyer Inc	Systems Software	First Lien Revolver	SOFR+	5.50%			8/1/2029		—	(82)	(14)	(5)(8)(9)
Acquia Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	9.83%		10/30/2026		11,166	11,139	10,785	(5)(8)
ADC Therapeutics SA	Biotechnology	First Lien Term Loan	SOFR+	7.50%	11.38%		8/15/2029		10,406	10,167	10,351	(5)(8)(10)
ADC Therapeutics SA	Biotechnology	Warrants						45,727		275	1	(8)(10)(14)
AIP RD Buyer Corp.	Distributors	Common Stock						4,560		428	591	(8)(14)
AMC Entertainment Holdings Inc	Movies & Entertainment	First Lien Term Loan	SOFR+	7.00%	10.64%		1/4/2029		6,332	6,346	6,363	(5)(10)
Arches Buyer Inc.	Interactive Media & Services	First Lien Term Loan	SOFR+	5.50%	9.14%		12/6/2027		92,083	91,581	92,083	(5)(8)
Artera Services, LLC	Construction & Engineering	First Lien Term Loan	SOFR+	4.50%	8.14%		2/15/2031		53,125	52,699	47,133	(5)
Artera Services, LLC	Construction & Engineering	Fixed Rate Bond			8.50%		2/15/2031		25,234	23,410	22,715
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%	8.65%		3/6/2032		47,263	46,687	45,741	(5)(8)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.00%			3/6/2032		—	(49)	(128)	(5)(8)(9)
ASP Integrity Acquisition Co LLC	Diversified Support Services	First Lien Revolver	PRIME+	4.00%	10.75%		3/6/2031		7,379	7,274	7,116	(5)(8)(9)
athenahealth Group Inc.	Health Care Technology	Fixed Rate Bond			6.50%		2/15/2030		10,357	10,049	9,937
athenahealth Group Inc.	Health Care Technology	Preferred Equity						1,524		1,757	2,396	(8)(13)(14)
Atlas Borrower, LLC	Health Care Services	First Lien Revolver	SOFR+	4.25%			9/4/2032		—	(99)	(173)	(5)(8)(9)
Atlas Borrower, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.25%	7.98%		9/4/2032		54,507	53,962	53,553	(5)(8)
Auctane Holdings, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.75%	9.37%		6/1/2033		76,042	74,915	74,901	(5)(8)
Aurelia Netherlands B.V.	Interactive Media & Services	First Lien Term Loan	E+	4.75%	6.95%		5/29/2031		€90,543	101,319	102,307	(5)(8)(10)
Aurora Lux Finco S.A.R.L	Application Software	First Lien Term Loan	SOFR+	5.25%	8.98%		10/1/2032		$20,375	20,009	18,236	(5)(10)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.64%		12/5/2031		95,894	94,406	94,302	(5)(8)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.62%		12/5/2029		1,249	1,106	1,096	(5)(8)(9)
Bamboo IDE8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Term Loan	SOFR+	4.75%	8.48%		1/24/2031		47,696	47,338	47,367	(5)(8)
Bamboo IDE8 Insurance Services, LLC	Property & Casualty Insurance	First Lien Revolver	SOFR+	4.75%			1/24/2031		—	(36)	(33)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	8.91%		9/30/2030		$3,226	$3,202	$3,177	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	8.91%		9/30/2030		3,242	3,229	3,193	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	8.91%		9/30/2030		3,855	3,799	3,797	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	SOFR+	5.25%	8.91%		9/30/2030		25,201	24,758	24,823	(5)(8)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Revolver	SOFR+	5.25%	8.89%		10/1/2029		1,820	1,736	1,742	(5)(8)(9)
Bamboo US Bidco LLC	Health Care Equipment	First Lien Term Loan	E+	5.25%	7.40%		9/30/2030		€15,679	16,329	17,657	(5)(8)
Barracuda Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	6.50%	10.16%		8/15/2029		$48,886	47,847	40,698	(5)(8)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2032		8,245	8,151	8,153	(5)(8)(9)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2032		38,756	38,368	38,419	(5)(8)
Bayou Intermediate II, LLC	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	8.48%		9/30/2032		2,749	2,692	2,700	(5)(8)(9)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan				13.00%	4/19/2027		3,191	3,171	2,790	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	First Lien Term Loan				13.00%	4/19/2027		1,323	1,322	1,156	(8)(10)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						975		74	—	(8)(10)(14)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Warrants						279		—	—	(8)(10)(14)
BioXcel Therapeutics, Inc.	Pharmaceuticals	Common Stock						72,694		—	102	(10)(14)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		2/27/2031		32,453	32,215	32,453	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		2/27/2031		60,383	59,893	60,383	(5)(8)
Biscuit Parent, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%			2/27/2031		—	(36)	—	(5)(8)(9)
Biscuit Parent, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			2/27/2031		—	(150)	—	(5)(8)(9)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	10.67%		8/28/2030		84,788	83,025	82,973	(5)(8)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	8.73%		6/14/2032		2,709	2,762	2,698	(5)(8)(9)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	8.71%		6/14/2032		984	977	710	(5)(8)(9)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	8.66%		6/14/2032		989	980	964	(5)(8)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	E+	5.00%	7.40%		6/14/2032		€3,363	3,862	3,749	(5)(8)(10)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SONIA+	5.00%	8.73%		6/14/2032		£5,096	6,868	6,594	(5)(8)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	6.14%		10/31/2029		€6,969	6,926	7,709	(5)(8)(10)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.64%		10/31/2030		29,131	28,858	31,391	(5)(8)(10)
Buttercup 2023-1 LLC	Specialized Finance	CLO Notes	SOFR+	6.50%	10.12%		9/30/2030		$14,943	14,980	14,950	(5)(8)(10)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	5.75%	9.39%		4/12/2030		30,816	30,356	30,046	(5)(8)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(53)	(84)	(5)(8)(9)
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%	6.93%		3/31/2032		€3,240	3,731	3,654	(5)(8)(9)(10)
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%	6.93%		3/31/2032		7,848	9,076	8,883	(5)(8)(10)
Cielo Bidco Limited	Building Products	First Lien Term Loan	SONIA+	4.75%	8.48%		3/31/2032		£33,789	45,343	44,398	(5)(8)(10)
Connect Holding II LLC	Alternative Carriers	First Lien Term Loan	SOFR+	4.25%	7.90%		4/3/2031		$38,265	35,838	36,027	(5)
Connect Holding II LLC	Alternative Carriers	Fixed Rate Bond			10.50%		4/3/2031		6,282	6,118	6,298
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	8.90%		2/27/2030		1,202	1,178	1,172	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Coupa Holdings, LLC	Application Software	First Lien Revolver	SOFR+	5.25%	8.90%		2/27/2029			$613	$603	$590	(5)(8)(9)
Coupa Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	5.25%	8.91%		2/27/2030			13,195	13,022	12,865	(5)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	8.64%		12/18/2031			105,148	103,497	103,592	(5)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031			—	(209)	(226)	(5)(8)(9)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.41%		11/8/2030			3,080	3,024	2,926	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Term Loan	SOFR+	6.75%	10.41%		11/8/2030			43,911	43,228	41,715	(5)(8)
Crewline Buyer, Inc.	Application Software	First Lien Revolver	SOFR+	6.75%			11/8/2030			—	(71)	(229)	(5)(8)(9)
Dealer Tire Financial, LLC	Distributors	Fixed Rate Bond			8.00%		2/1/2028			19,577	19,415	19,631
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			3.00%	7.00%	8/31/2029			25,523	25,523	25,523	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Subordinated Debt Term Loan			8.00%	3.00%	8/31/2029			40,361	40,361	40,361	(8)(10)
Delta Leasing SPV II LLC	Specialized Finance	Common Stock						2			2	—	(8)(10)(14)
Delta Leasing SPV II LLC	Specialized Finance	Preferred Equity						330			330	468	(8)(10)(14)
Delta Leasing SPV II LLC	Specialized Finance	Warrants						25			—	—	(8)(10)(14)
Digicel International Finance Ltd / Difl US LLC	Wireless Telecommunication Services	Fixed Rate Bond			8.63%		8/1/2032			4,757	4,757	4,902	(10)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.18%		8/2/2029			11,893	11,683	11,974	(5)
DirecTV Financing, LLC	Cable & Satellite	First Lien Term Loan	SOFR+	5.50%	9.16%		2/17/2031			16,680	16,475	16,751	(5)
DirecTV Financing, LLC	Cable & Satellite	Fixed Rate Bond			9.25%		6/1/2032			21,353	21,353	21,711
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.64%		5/19/2032			17,288	16,998	17,288	(5)(8)(10)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.00%	8.73%		5/19/2032			£10,169	13,150	13,497	(5)(8)(9)(10)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.00%	8.73%		5/19/2032			54,407	71,504	72,211	(5)(8)(10)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.32%		12/8/2028			$1,031	1,026	1,031	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.33%		12/8/2029			1,913	1,898	1,913	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.50%	9.32%		12/8/2028			16,992	16,858	16,992	(5)(8)
Dukes Root Control Inc.	Environmental & Facilities Services	First Lien Revolver	SOFR+	5.50%			12/8/2028			—	(17)	—	(5)(8)(9)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%	7.50%		9/22/2032		kr	319,308	33,508	32,402	(5)(8)(10)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%			9/22/2032			—	(414)	(357)	(5)(8)(9)(10)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	SONIA+	5.25%	8.98%		9/22/2032			£24,754	32,951	32,273	(5)(8)(10)
Engineering Research and Consulting LLC	Construction & Engineering	First Lien Term Loan	SOFR+	5.00%	8.73%		8/29/2031			$31,500	31,084	26,708	(5)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%			12/18/2032			—	(37)	(53)	(5)(8)(9)
Enverus Holdings, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.14%		12/18/2032			64,149	63,890	63,751	(5)(8)
Enverus Holdings, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%	8.13%		12/18/2032			188	169	157	(5)(8)(9)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.23%		12/23/2032			18,907	18,813	18,671	(5)(8)(10)
eShipping, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%			12/23/2032			—	(18)	(16)	(5)(8)(9)(10)
eShipping, LLC	Diversified Support Services	First Lien Revolver	SOFR+	4.50%			12/23/2032			—	(18)	(45)	(5)(8)(9)(10)
Establishment Labs Holdings Inc.	Health Care Equipment	First Lien Term Loan			0.50%	8.75%	4/30/2031			69,632	68,969	68,971	(8)(10)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.68%		7/2/2031			7,623	7,574	7,426	(5)(8)(9)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.68%		7/2/2031			77,772	77,494	76,994	(5)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031			—	(28)	(79)	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2030		$8,938	$8,876	$8,871	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2030		35,398	34,861	35,136	(5)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029		—	(54)	(27)	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	9.49%		10/5/2029		4,793	4,738	4,759	(5)(8)(9)
Eyesouth Eye Care Holdco LLC	Health Care Services	First Lien Term Loan	SOFR+	5.75%	9.47%		10/5/2029		3,151	3,114	3,129	(5)(8)
Eyesouth Eye Care Holdco LLC	Health Care Services	Common Stock						885		885	1,140	(8)(14)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%	8.23%		3/18/2032		23,866	23,627	23,269	(5)(8)
F&M Buyer LLC	Systems Software	First Lien Term Loan	SOFR+	4.50%			3/18/2032		—	(40)	(40)	(5)(8)(9)
F&M Buyer LLC	Systems Software	First Lien Revolver	SOFR+	4.50%			3/18/2032		—	(35)	(87)	(5)(8)(9)
Fairbridge Credit LLC	Real Estate Services	First Lien Term Loan				11.00%	8/12/2026		2,167	2,167	2,167	(8)(10)
Fiber Intermediate Holdings, LLC	Alternative Carriers	Second Lien Term Loan	SOFR+	6.75%	10.37%		5/1/2031		80,472	78,138	78,058	(5)(8)
Flexera Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.15%		8/16/2032		11,678	11,597	11,211	(5)(8)
Flexera Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.15%		8/15/2032		40,774	40,672	39,143	(5)(8)
Flexera Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%			8/13/2032		—	(8)	(125)	(5)(8)(9)
Flexera Software LLC	Application Software	First Lien Term Loan	E+	4.75%	6.71%		8/16/2032		€12,305	14,376	13,506	(5)(8)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	4.75%	8.43%		10/18/2033		$5,000	5,000	4,979	(5)(10)
Fortress Credit BSL XV	Multi-Sector Holdings	CLO Notes	SOFR+	8.45%	12.13%		10/18/2033		6,000	6,034	5,694	(5)(10)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.17%		10/15/2031		11,755	11,626	11,545	(5)(8)(9)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.17%		10/15/2031		56,177	55,752	55,610	(5)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.50%	8.17%		10/15/2031		1,821	1,762	1,741	(5)(8)(9)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.75%	9.41%		3/10/2031		30,022	29,787	29,737	(5)(8)
Grand River Aseptic Manufacturing, Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.75%			3/10/2031		—	(72)	(88)	(5)(8)(9)
Greenway Health, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.75%	10.60%		4/1/2029		24,438	24,056	23,998	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.74%		6/21/2027		3,537	3,523	3,336	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Term Loan	SOFR+	8.00%	11.74%		6/21/2027		17,021	16,955	16,052	(5)(8)
Grove Hotel Parcel Owner, LLC	Hotels, Resorts & Cruise Lines	First Lien Revolver	SOFR+	8.00%	11.74%		6/21/2027		884	877	784	(5)(8)(9)
HAH Group Holding Co LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	8.64%		9/24/2031		9,330	8,572	8,284	(5)
HAH Group Holding Co LLC	Health Care Services	Fixed Rate Bond			9.75%		10/1/2031		11,565	11,006	10,362
Harbor Purchaser Inc.	Education Services	First Lien Term Loan	SOFR+	5.25%	9.01%		4/9/2029		41,128	40,441	32,678	(5)
Hertz Vehicle Financing III	Specialized Finance	Subordinated Debt Revolver			9.28%		6/28/2028		85,710	85,710	85,273	(8)(10)
Hologic, Inc.	Health Care Equipment	Second Lien Term Loan	SOFR+	5.00%	8.74%		4/7/2034		52,186	51,678	51,762	(5)(8)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.23%		1/25/2030		52,319	52,201	51,890	(5)(8)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(32)	(42)	(5)(8)(9)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	9.42%		8/18/2028		16,314	16,225	15,270	(5)(8)
iCIMs, Inc.	Application Software	First Lien Term Loan	SOFR+	6.25%	9.92%		8/18/2028		2,325	2,310	2,198	(5)(8)
iCIMs, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%	9.41%		8/18/2028		419	410	326	(5)(8)(9)
IDF 14 FinanceCo, LLC	Internet Services & Infrastructure	First Lien Term Loan	SOFR+	8.00%	11.62%		6/23/2033		15,293	14,435	14,434	(5)(8)(9)
IDF 14 FinanceCo, LLC	Internet Services & Infrastructure	Warrants						75		—	—	(8)(14)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Inmar Inc	Application Software	First Lien Term Loan	SOFR+	4.50%	8.23%		10/30/2031		$32,135	$32,005	$28,299	(5)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	8.67%		8/25/2028		81,039	80,731	80,958	(5)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(87)	(17)	(5)(8)(9)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(42)	(7)	(5)(8)(9)
Intralot Capital Luxembourg S.A.	Casinos & Gaming	First Lien Term Loan	SONIA+	5.50%	9.23%		10/7/2031		£41,506	54,772	54,103	(5)(8)(10)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.75%	9.42%		4/15/2033		$70,255	69,062	69,060	(5)(8)
Inventus Power, Inc.	Electrical Components & Equipment	First Lien Revolver	SOFR+	5.75%	9.42%		4/15/2033		1,591	1,456	1,455	(5)(8)(9)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	8.76%		6/28/2029		4,422	4,395	4,400	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	8.76%		6/28/2029		18,566	18,388	18,473	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Term Loan	SOFR+	5.00%	8.76%		6/28/2029		33,030	32,653	32,865	(5)(8)
IW Buyer LLC	Electrical Components & Equipment	First Lien Revolver	SOFR+	5.00%			6/28/2029		—	(110)	(48)	(5)(8)(9)
Janus Bidco Limited	Application Software	First Lien Term Loan	SOFR+	5.50%	9.14%		4/25/2031		38,626	37,956	38,626	(5)(8)(10)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	5.50%			4/25/2031		—	(112)	—	(5)(8)(9)(10)
Jeppesen Holdings, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.41%		10/31/2032		49,624	49,376	48,339	(5)(8)(15)
Jeppesen Holdings, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/31/2032		—	(17)	(86)	(5)(8)(9)
JN Bidco LLC	Health Care Technology	Common Stock								3,023	6,544	(8)(14)
Jonah Energy South Texas LLC	Oil & Gas Exploration & Production	First Lien Term Loan	SOFR+	6.00%	9.73%		3/30/2030		68,480	67,839	67,836	(5)(8)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%			4/22/2032		—	(17)	(17)	(5)(8)(9)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%	7.13%		4/22/2032		€31,021	36,044	35,201	(5)(8)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	SONIA+	4.75%	8.48%		4/22/2032		£11,627	15,608	15,316	(5)(8)(10)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	NIBOR+	4.75%	9.31%		4/22/2032		Nkr163,432	16,078	16,392	(5)(8)(10)
Kaseya Inc.	Systems Software	Second Lien Term Loan	SOFR+	5.00%	8.66%		3/21/2033		$43,764	43,686	26,787	(5)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.08%		10/29/2027		57,370	57,090	54,226	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Term Loan	SOFR+	5.25%	9.08%		10/29/2027		4,668	4,658	4,413	(5)(8)
Kings Buyer, LLC	Environmental & Facilities Services	First Lien Revolver	PRIME+	4.25%	11.00%		10/29/2027		6,266	6,231	5,801	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%			11/25/2031		—	(56)	(65)	(5)(8)(9)
Kite Midco II Inc.	Research & Consulting Services	First Lien Term Loan	SOFR+	4.50%	8.17%		11/25/2031		39,033	38,580	38,709	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.64%		2/9/2032		8,241	8,084	8,146	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.64%		2/9/2032		41,618	41,201	41,139	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%			2/9/2032		—	(81)	(124)	(5)(8)(9)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.64%		2/9/2032		4,193	4,163	4,145	(5)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(62)	(72)	(5)(8)(9)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.66%		8/22/2031		3,244	3,195	3,185	(5)(8)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.50%	6.41%	2.75%	8/22/2031		57,480	56,675	56,429	(5)(8)
Legends Hospitality Holding Company, LLC	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.64%		8/22/2030		1,800	1,710	1,709	(5)(8)(9)
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Term Loan	SOFR+	5.00%	8.64%		1/13/2030		58,846	58,222	57,299	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Lightbox Intermediate, L.P.	Real Estate Services	First Lien Revolver	SOFR+	5.00%			1/13/2030		—	$(41)	$(102)	(5)(8)(9)
London Buyer, LLC	Advertising	First Lien Term Loan	SOFR+	5.00%			6/24/2033		—	(24)	(24)	(5)(8)(9)
London Buyer, LLC	Advertising	First Lien Term Loan	SOFR+	5.00%	8.61%		6/24/2033		$42,983	42,554	42,554	(5)(8)
London Buyer, LLC	Advertising	First Lien Revolver	SOFR+	5.00%			6/24/2033		—	(72)	(72)	(5)(8)(9)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	5.75%	9.49%		1/31/2028		1,019	997	991	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Term Loan	SOFR+	5.75%	9.49%		1/31/2028		8,746	8,700	8,511	(5)(8)
LSL Holdco, LLC	Health Care Distributors	First Lien Revolver	SOFR+	5.75%	9.49%		1/31/2028		731	725	703	(5)(8)(9)
McAfee Corp.	Systems Software	First Lien Term Loan	SOFR+	3.00%	6.64%		3/1/2029		15,831	15,043	14,113	(5)
Merlin Parent Holdings 2026, Inc.	Cable & Satellite	Subordinated Debt Term Loan	SOFR+	6.75%	10.48%		6/24/2029		73,202	71,747	71,747	(5)(8)(10)
Mesoblast, Inc.	Biotechnology	Warrants						33,174		152	71	(8)(10)(14)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.00%	9.81%		7/21/2027		5,139	5,118	5,084	(5)(8)
MHE Intermediate Holdings, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	6.25%	10.06%		7/21/2027		1,015	1,009	1,004	(5)(8)
Microf Funding V LLC	Consumer Finance	First Lien Term Loan	SOFR+	6.00%	9.65%		6/3/2027		19,966	19,825	19,804	(5)(8)(9)(10)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		6,940	6,850	6,879	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		6,521	6,435	6,462	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		16,518	16,374	16,371	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		40,904	40,369	40,540	(5)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(55)	(38)	(5)(8)(9)
Mitchell International Inc	Application Software	Second Lien Term Loan	SOFR+	5.25%	8.89%		6/17/2032		35,318	35,170	32,617	(5)
Modena Buyer LLC	Application Software	First Lien Term Loan	SOFR+	4.25%	7.91%		7/1/2031		36,276	35,756	33,610	(5)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.89%		2/28/2031		1,534	1,519	1,475	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.89%		2/28/2031		70,843	69,781	68,123	(5)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.25%			2/28/2030		—	(83)	(300)	(5)(8)(9)
Monroe Engineering Group LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.75%	8.48%		12/20/2028		3,259	3,237	3,233	(5)(8)(9)
Monroe Engineering Group LLC	Industrial Machinery & Supplies & Components	First Lien Term Loan	SOFR+	4.75%			12/20/2028		—	(34)	(25)	(5)(8)(9)
MP Midco Holdings LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	6.50%	10.23%		3/29/2030		12,897	12,970	13,001	(5)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		2/10/2028		4,761	4,740	4,658	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		2/10/2028		4,545	4,513	4,367	(5)(8)(9)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		2/10/2028		57,190	56,892	55,955	(5)(8)
MRI Software LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		2/10/2028		6,997	6,994	6,846	(5)(8)
MRI Software LLC	Application Software	First Lien Revolver	SOFR+	4.75%	8.48%		2/10/2028		1,750	1,733	1,599	(5)(8)(9)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.20%		10/2/2032		3,300	3,268	3,223	(5)(8)(9)(10)
MRO Florida, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.18%		10/2/2032		51,304	50,919	50,534	(5)(8)(10)
National Mentor Holdings	Health Care Services	Fixed Rate Bond			10.50%		12/15/2030		18,855	18,530	19,886
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%			4/17/2031		—	(28)	(23)	(5)(8)(9)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.48%		4/17/2031		14,321	14,106	14,148	(5)(8)(10)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.75%	9.48%		4/17/2031			$48,242	$47,663	$47,658	(5)(8)(10)
Nellson Nutraceutical, LLC	Packaged Foods & Meats	First Lien Revolver	PRIME+	4.75%	11.50%		4/17/2031			3,949	3,831	3,830	(5)(8)(9)(10)
Neptune Bidco US Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.75%	8.48%		1/19/2031			30,740	30,413	30,272	(5)(8)
Neptune Bidco US Inc.	Aerospace & Defense	First Lien Term Loan	PRIME+	3.75%	10.50%		1/19/2031			738	737	727	(5)(8)
Neptune Bidco US Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	4.75%			1/19/2031			—	(8)	(47)	(5)(8)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	8.89%		11/9/2030			17,516	17,383	17,372	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	8.89%		11/12/2030			45,575	45,149	45,201	(5)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029			—	(38)	(34)	(5)(8)(9)
Nexus Buyer LLC	Specialized Finance	First Lien Term Loan	SOFR+	3.50%	7.14%		7/31/2031			5,828	5,653	5,631	(5)
Nexus Buyer LLC	Specialized Finance	Second Lien Term Loan	SOFR+	5.75%	9.39%		2/16/2032			30,121	29,896	29,363	(5)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	9.52%		11/10/2029			1,361	1,353	1,337	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	9.49%		11/12/2029			21,697	21,451	21,299	(5)(8)
NFM & J, L.P.	Diversified Support Services	First Lien Revolver	PRIME+	4.75%	11.50%		11/10/2029			2,645	2,589	2,555	(5)(8)(9)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%			1/13/2033			—	(20)	(18)	(5)(8)(9)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%	8.24%		1/13/2033			37,500	37,312	37,323	(5)(8)
NFO Orange Buyer LLC	Distributors	First Lien Revolver	PRIME+	3.50%	10.25%		1/13/2033			2,946	2,920	2,921	(5)(8)(9)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	8.45%		5/29/2030			4,204	4,196	4,120	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	8.45%		5/3/2029			2,968	2,940	2,909	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	8.45%		5/3/2029			24,948	24,878	24,449	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	8.45%		5/3/2029			32,404	32,097	31,756	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.75%	8.49%		5/3/2029			3,563	3,526	3,484	(5)(8)(9)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.75%			4/29/2030			—	(26)	(111)	(5)(8)(9)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	4.75%	8.87%		5/3/2029			£2,813	3,511	3,659	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	4.75%	8.63%		5/29/2030			1,254	1,720	1,631	(5)(8)(10)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	NIBOR+	4.75%	9.07%		5/3/2029		Nkr	61,650	5,553	6,105	(5)(8)(10)
OFSI Fund Ltd	Multi-Sector Holdings	CLO Notes	SOFR+	7.48%	11.16%		4/20/2034			$1,105	1,055	987	(5)(10)
Optimizely North America Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			10/30/2031			—	(48)	(282)	(5)(8)(9)(10)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	6.64%	2.50%	10/30/2031			41,580	41,265	39,410	(5)(8)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.75%	5.46%	2.50%	10/30/2031			€14,847	16,013	16,070	(5)(8)(10)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	6.00%	7.23%	2.50%	10/30/2031			£4,949	6,390	6,229	(5)(8)(10)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	4.75%	8.48%		2/13/2032			$73,697	72,809	72,591	(5)(8)
PAI Financing Merger Sub LLC	Pharmaceuticals	First Lien Revolver	SOFR+	4.75%			2/13/2032			—	(190)	(237)	(5)(8)(9)
Paulus Holdings Public Limited Company	Health Care Technology	Preferred Equity						84,181			1,622	2,625	(8)(10)(14)
Paulus Holdings Public Limited Company	Health Care Technology	Warrants						18,492			356	576	(8)(10)(14)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	9.64%		11/15/2030			71,806	70,909	64,266	(5)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%	9.64%		11/15/2029			2,882	2,774	1,873	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						6,338		$6,211	$7,444	(8)(14)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.25%			12/20/2032		—	38	(63)	(5)(8)(9)(10)
Pike Corporation	Construction & Engineering	First Lien Term Loan	SOFR+	4.25%	7.89%		12/20/2032		$76,438	76,438	76,772	(5)(8)(10)
Pike Corporation	Construction & Engineering	First Lien Revolver	SOFR+	4.25%			12/20/2032		—	—	(42)	(5)(8)(9)(10)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.64%	1.50%	8/22/2029		1,950	1,950	1,898	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%	6.64%	1.50%	8/22/2029		3,379	3,379	3,288	(5)(8)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	7.50%			8/22/2029		6,189	5,563	309	(5)(8)(11)
Pluralsight, LLC	Application Software	First Lien Term Loan	SOFR+	4.50%			8/22/2029		—	—	(65)	(5)(8)(9)
Pluralsight, LLC	Application Software	First Lien Revolver	SOFR+	4.50%			8/22/2029		—	—	(26)	(5)(8)(9)
Pluralsight, LLC	Application Software	Common Stock						1,658,698		5,540	—	(8)(14)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.50%	9.23%		9/17/2031		21,148	20,998	21,148	(5)(8)(9)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%	7.61%		9/17/2031		€18,811	21,565	21,130	(5)(8)(9)(10)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	8.11%		9/17/2031		46,552	50,804	53,223	(5)(8)(10)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		$10,271	10,168	10,271	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		1,380	1,362	1,380	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		36,511	36,453	36,511	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		26,018	25,384	26,018	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		4,988	4,945	4,988	(5)(8)(9)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.73%		9/30/2031		18,433	18,426	18,433	(5)(8)
PPW Aero Buyer, Inc.	Aerospace & Defense	First Lien Revolver	SOFR+	5.00%	8.73%		9/30/2031		6,627	6,551	6,627	(5)(8)(9)
Premium Parent, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	10.14%		11/25/2032		101,337	99,483	99,553	(5)(8)
Premium Parent, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%	10.16%		9/21/2032		2,997	2,773	2,781	(5)(8)(9)
Profrac Holdings II, LLC	Industrial Machinery & Supplies & Components	First Lien Floating Rate Bond	SOFR+	7.25%	10.98%		1/23/2029		52,730	52,203	51,934	(5)(8)(10)
Project Accelerate Parent, LLC	Systems Software	First Lien Term Loan	SOFR+	5.25%	8.89%		2/24/2031		42,875	42,590	42,875	(5)(8)
Project Accelerate Parent, LLC	Systems Software	First Lien Revolver	SOFR+	5.25%			2/24/2031		—	(41)	—	(5)(8)(9)
Propio LS, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	8.48%		5/10/2030		10,138	10,036	9,682	(5)(8)
Propio LS, LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.75%	8.48%		5/10/2030		27,555	27,280	26,315	(5)(8)
Propio LS, LLC	Diversified Support Services	First Lien Revolver	SOFR+	4.75%	8.48%		5/10/2030		237	226	190	(5)(8)(9)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			7.15%		10/15/2034		5,240	5,228	5,243	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			10.05%		10/15/2034		5,471	5,395	5,458	(8)(10)
Prosper Credit Card 2024-1	Specialized Finance	CLO Notes			14.64%		10/15/2034		7,289	7,289	7,289	(8)(10)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	8.89%		9/20/2030		62,458	61,646	61,334	(5)(8)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(86)	(120)	(5)(8)(9)
Quantum Bidco Limited	Food Distributors	First Lien Term Loan	SONIA+	5.50%	9.35%		1/31/2028		£5,244	6,598	6,948	(5)(10)
Recess Topco Partnership LP	Passenger Ground Transportation	Subordinated Debt Term Loan	SOFR+	6.75%		10.39%	1/26/2032		$97,144	95,416	95,308	(5)(8)
Renaissance Holding Corp.	Education Services	First Lien Term Loan	SOFR+	4.00%	7.66%		4/5/2030		35,341	31,822	28,174	(5)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)		Cost	Fair Value	Notes
Resilience Parent LLC	Electrical Components & Equipment	Second Lien Term Loan	SOFR+	5.25%	8.98%		2/27/2034			$23,620	$23,393	$23,396	(5)(8)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.00%	8.73%		3/17/2031			40,724	40,149	40,146	(5)(8)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Revolver	SOFR+	5.00%			3/16/2031			—	(49)	(49)	(5)(8)(9)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%	8.74%		7/1/2032			5,874	5,682	5,241	(5)(8)(9)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%	8.74%		7/1/2032			47,978	47,498	47,042	(5)(8)(10)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	E+	4.75%	7.04%		7/1/2032			€15,679	18,225	17,571	(5)(8)(10)
Saratoga	Diversified Financial Services	Subordinated Debt	SOFR+	5.33%	9.86%		12/31/2029			$55,168	54,806	55,819	(5)(8)(10)(12)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	8.64%		3/27/2028			2,437	2,415	2,413	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	8.65%		3/27/2028			3,579	3,534	3,525	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%			3/27/2028			—	(21)	(85)	(5)(8)(9)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Term Loan	SOFR+	5.00%	8.64%		3/27/2028			16,938	16,762	16,769	(5)(8)
SEI Holding I Corporation	Trading Companies & Distributors	First Lien Revolver	SOFR+	5.00%			3/27/2028			—	(27)	(38)	(5)(8)(9)
Seres Therapeutics, Inc.	Biotechnology	Warrants						4,674			293	5	(8)(10)(14)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.75%	9.48%		5/20/2030			56,809	56,147	56,809	(5)(8)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	5.75%			5/20/2030			—	(85)	—	(5)(8)(9)
Silk Holdings III LLC	Personal Care Products	First Lien Term Loan	SOFR+	4.50%	8.11%		12/1/2032			35,717	35,360	35,375	(5)(8)
Silk Holdings III LLC	Personal Care Products	First Lien Revolver	SOFR+	4.50%	8.11%		12/1/2032			170	145	146	(5)(8)(9)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.39%		4/19/2029			77,789	76,917	76,676	(5)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(114)	(129)	(5)(8)(9)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	E+	4.25%	6.54%		9/2/2032			€3,429	3,949	3,832	(5)(8)(10)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	SONIA+	4.25%	8.23%		8/15/2032			£13,836	18,306	17,996	(5)(8)(10)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	BBSW+	4.25%	8.71%		9/2/2032		A$	6,196	3,991	4,206	(5)(8)(10)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	4.75%	8.40%		1/30/2032			$10,244	9,928	10,020	(5)(8)(9)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	4.75%	8.41%		1/30/2032			115,727	114,342	114,732	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	4.75%	7.04%		1/30/2032		C$	20,952	14,294	14,641	(5)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.00%	5.98%		1/30/2032			¥2,240,331	14,291	13,666	(5)(8)
Staples, Inc.	Office Services & Supplies	First Lien Term Loan	SOFR+	5.75%	9.41%		9/4/2029			$17,435	16,833	16,241	(5)
Staples, Inc.	Office Services & Supplies	Fixed Rate Bond			10.75%		9/1/2029			26,481	25,697	25,283
SumUp Holdings Luxembourg	Diversified Financial Services	First Lien Term Loan	E+	5.50%	7.73%		4/25/2031			€47,274	50,904	53,373	(5)(8)(10)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%			11/24/2031			—	(42)	(30)	(5)(8)(9)
TBRS, Inc.	Health Care Supplies	First Lien Term Loan	SOFR+	4.75%	8.42%		11/24/2031			$56,030	55,652	55,521	(5)(8)
TBRS, Inc.	Health Care Supplies	First Lien Revolver	SOFR+	4.75%	8.42%		11/22/2030			604	549	540	(5)(8)(9)
Ten-X LLC	Interactive Media & Services	First Lien Term Loan	SOFR+	6.00%	9.63%		5/26/2028			24,142	23,680	22,694	(5)
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Term Loan	SOFR+	1.00%	4.61%		3/6/2031			36,704	36,017	36,021	(5)(8)
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Term Loan	SOFR+	9.50%	13.11%		3/6/2031			35,786	35,117	35,099	(5)(8)
Tequilas Premium, Inc.	Distillers & Vintners	First Lien Revolver	SOFR+	5.00%	8.61%		3/6/2031			245	16	15	(5)(8)(9)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	8.39%		10/31/2031		$8,368	$8,287	$8,346	(5)(8)(9)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	4.75%	8.39%		10/31/2031		50,198	49,815	50,103	(5)(8)(10)
THG Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	4.75%	8.39%		10/31/2031		1,393	1,349	1,383	(5)(8)(9)(10)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.14%		1/31/2029		718	708	699	(5)(8)(9)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.14%		1/31/2029		7,999	7,933	7,920	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.14%		1/31/2029		3,772	3,739	3,735	(5)(8)
Transit Buyer LLC	Diversified Support Services	First Lien Term Loan	SOFR+	4.50%	8.14%		1/31/2029		8,194	8,123	8,113	(5)(8)
Trident TPI Holdings, Inc.	Paper & Plastic Packaging Products & Materials	First Lien Term Loan	SOFR+	3.75%	7.48%		9/15/2028		9,988	9,988	9,606	(5)
Trinitas CLO VI Ltd.	Multi-Sector Holdings	CLO Notes	SOFR+	7.08%	10.74%		1/25/2034		2,785	2,635	1,932	(5)(10)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.43%		2/13/2032		1,639	1,618	1,624	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032		7,662	7,491	7,478	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%			2/13/2032		—	(61)	(92)	(5)(8)(9)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.41%		2/13/2032		2,004	1,987	1,985	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.41%		2/13/2032		76,098	75,115	75,375	(5)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	4.75%			2/13/2031		—	(95)	(72)	(5)(8)(9)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%	9.98%		7/31/2030		22,004	21,645	21,454	(5)(8)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%			7/31/2030		—	—	—	(5)(8)(9)
US WorldMeds Ventures, LLC	Pharmaceuticals	First Lien Term Loan	SOFR+	6.25%			7/31/2030		—	—	—	(5)(8)(9)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031		2,986	2,972	2,934	(5)(8)(9)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.29%	3.13%	9/10/2031		17,183	17,016	17,017	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031		62,404	61,827	61,524	(5)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	PRIME+	4.25%	11.00%		9/10/2031		5,290	5,246	5,207	(5)(8)(9)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.25%	8.92%		6/16/2031		48,538	47,887	47,931	(5)(8)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.14%		5/20/2032		10,569	10,477	10,478	(5)(8)(9)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.14%		5/20/2032		65,649	65,157	65,216	(5)(8)
West Star Aviation Acquisition LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%	8.14%		5/20/2032		1,388	1,318	1,327	(5)(8)(9)
Whitney Merger Sub, Inc.	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		7/3/2032		68,059	67,378	66,698	(5)(8)
Whitney Merger Sub, Inc.	Application Software	First Lien Revolver	SOFR+	4.75%			7/3/2032		—	(98)	(194)	(5)(8)(9)
Woodmont 2022-9 Trust	Multi-Sector Holdings	CLO Notes	SOFR+	7.77%	11.44%		10/25/2036		9,385	9,302	9,387	(5)(10)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.78%	3.88%	11/29/2029		2,669	2,669	2,665	(5)(8)

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)(3)	Index	Spread	Cash Interest Rate (4)(5)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.78%	3.88%	11/28/2029		$56,315	$55,576	$56,230	(5)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029		—	(83)	(12)	(5)(8)(9)
Zayo Group Holdings Inc	Alternative Carriers	First Lien Term Loan	SOFR+	3.50%	6.76%	0.50%	3/11/2030		11,104	10,622	11,115	(5)
Total Non-Control/Non-Affiliate Investments (158.6% of net assets)										$6,884,577	$6,783,666
Total Portfolio Investments (158.9% of net assets)										$6,897,681	$6,796,814
BNY Mellon Short Term Investment Fund										39,824	39,824
Fidelity Investments Money Market Treasury Fund										11,350	11,350
Goldman Sachs FS Treasury Obligations Fund										38,911	38,911
Other cash accounts										128,036	128,036
Cash and Cash Equivalents and Restricted Cash (5.1% of net assets)										$218,121	$218,121

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased		Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract		$6,057	A$	8,498	9/10/2026	BNP Paribas	$177
Foreign currency forward contract		$15,263	C$	21,113	9/10/2026	ING Capital LLC	334
Foreign currency forward contract		$233,406		€200,000	9/10/2026	ING Capital LLC	4,061
Foreign currency forward contract		$77,815		€66,670	9/10/2026	Royal Bank of Canada	1,363
Foreign currency forward contract		$233,442		€200,000	9/10/2026	BNP Paribas	4,097
Foreign currency forward contract		$145		€125	9/10/2026	ING Capital LLC	2
Foreign currency forward contract		€2,622		$3,017	9/10/2026	ING Capital LLC	(10)
Foreign currency forward contract		€28,756		$32,950	9/10/2026	ING Capital LLC	25
Foreign currency forward contract		$359,310		£267,268	9/10/2026	ING Capital LLC	4,581
Foreign currency forward contract		$14,444		£10,977	9/10/2026	ING Capital LLC	(125)
Foreign currency forward contract		$14,285		¥2,267,557	9/10/2026	ING Capital LLC	252
Foreign currency forward contract		$27,597	Nkr	257,702	9/10/2026	ING Capital LLC	1,580
Foreign currency forward contract	Nkr	4,230		$434	9/10/2026	ING Capital LLC	(7)
Foreign currency forward contract		$37,939	kr	352,852	9/10/2026	ING Capital LLC	1,335
Foreign currency forward contract	kr	1,124		$116	9/10/2026	Royal Bank of Canada	—
							$17,665

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value
Interest rate swap	Fixed 8.4%	Floating 3-month SOFR +4.0405%	BNP Paribas	11/14/2028	$350,000	$1,913
Interest rate swap	Fixed 6.5%	Floating 3-month SOFR +2.5954%	Morgan Stanley Bank, N.A.	7/23/2029	$400,000	$(1,490)
Interest rate swap	Fixed 6.19%	Floating 3-month SOFR +2.4926%	Royal Bank of Canada	7/15/2030	$400,000	$(4,450)
						$(4,027)
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
(5)The interest rate on the principal balance outstanding for most floating rate loans is indexed to the secured overnight financing rate (“SOFR”), the euro interbank offered rate (“EURIBOR” or “E”), the sterling overnight index average (“SONIA”), the Tokyo overnight average rate ("TONA"), the Canadian overnight repo rate average ("CORRA"), the bank bill swap rate ("BBSW"), the Norwegian interbank offered rate (“NIBOR”), the Stockholm interbank offered rate ("STIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2026, the reference rates for the Company’s variable rate loans were the 30-day SOFR at 3.63%, the 90-day SOFR at 3.63%, the 180-day SOFR at 3.67%, the PRIME at 6.75%, the SONIA at 3.75%, the TONA at 0.98%, the 30-day CORRA at 2.28%, the 90-day BBSW at 4.46%, the 90-day NIBOR at 4.56%, the 180-day STIBOR at 2.12%, the 30-day EURIBOR at 2.20%, the 90-day EURIBOR at 2.32% and the 180-day EURIBOR at 2.57%. Most loans include an interest floor, which generally ranges from 0% to 3.00%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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

Oaktree Strategic Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

(8)As of June 30, 2026, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, qualifying assets represented 73.8% of the Company’s total assets and non-qualifying assets represented 26.2% of the Company’s total assets.
(11)This investment was on non-accrual status as of June 30, 2026.
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
(14)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $35,111, or 0.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Type of Investment	Acquisition Date
ADC Therapeutics SA	Warrants	8/15/2022
AIP RD Buyer Corp.	Common Stock	12/23/2021
athenahealth Group Inc.	Preferred Equity	2/15/2022
BioXcel Therapeutics, Inc.	Common Stock	11/25/2024
BioXcel Therapeutics, Inc.	Warrants	4/28/2022
BioXcel Therapeutics, Inc.	Warrants	3/20/2024
Delta Leasing SPV II LLC	Preferred Equity	8/31/2022
Delta Leasing SPV II LLC	Common Stock	8/31/2022
Delta Leasing SPV II LLC	Warrants	8/31/2022
Eyesouth Eye Care Holdco LLC	Common Stock	10/7/2022
IDF 14 FinanceCo, LLC	Warrants	6/24/2026
JN Bidco LLC	Common Stock	8/12/2024
Mesoblast, Inc.	Warrants	12/20/2021
Paulus Holdings Public Limited Company	Preferred Equity	10/14/2022
Paulus Holdings Public Limited Company	Warrants	10/14/2022
PetVet Care Centers, LLC	Preferred Equity	11/14/2023
Pluralsight, LLC	Common Stock	8/22/2024
Seres Therapeutics, Inc.	Warrants	4/27/2023
OSCF EDL JV, LLC	Membership Interest	6/26/2026
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
(16)This investment was valued using net asset value as a practical expedient for fair value consistent with ASC 820. These investments are excluded from the hierarchical levels.
(17)Control Investments generally are defined by the Investment Company Act, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(18)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" these portfolio companies as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2026 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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

The Company’s investment objective is to generate stable current income and long-term capital appreciation. The Company seeks to meet its investment objective by primarily investing in private debt opportunities, including first lien loans (which may include “unitranche” loans and “last out” first lien loans, which are loans that are second priority behind “first out” first lien loans), second lien loans, unsecured and mezzanine loans, bonds and preferred and common equity, including certain equity co-investments.

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

As of June 30, 2026, the Company has issued and sold 165,375,644 Class I shares for an aggregate purchase price of $3,877.8 million of which $100.0 million was purchased by an affiliate of the Adviser, 59,629,070 Class S shares for an aggregate purchase price of $1,399.0 million, 397,438 Class D shares for an aggregate purchase price of $9.2 million and 232,464 Class T shares for an aggregate purchase price of $5.3 million.

Note 2. Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. All intercompany balances and transactions have been eliminated. Interim results may not be reflective of results of operations for the full year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2025, as filed with the SEC. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies (“ASC 946”).
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
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. These investments are generally not redeemable.
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
The fair value of the Company’s investments as of June 30, 2026 and September 30, 2025 was determined by the Adviser, as the Board’s valuation designee. The Company has and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2026, there was one investment on non-accrual status that represented 0.1% and less than 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2025, there was one investment on non-accrual status that represented 0.2% and less than 0.1% of total debt investments at cost and fair value, respectively.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
As of June 30, 2026, included in restricted cash was $61.0 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facilities, the Company was restricted in terms of access to the $61.0 million until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the SPV credit facilities. As of September 30, 2025, included in restricted cash was $44.4 million that was held at various collateral custodians in connection with the Company’s SPV credit facilities. As of June 30, 2026, cash and cash equivalents in foreign currency at cost and fair value was $111.8 million and $105.9 million, respectively. As of September 30, 2025, cash and cash equivalents in foreign currency at cost and fair value was $21.2 million and $20.9 million, respectively.

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
For the three and nine months ended June 30, 2026, the Company did not expense any organization costs. For each of the three and nine months ended June 30, 2025, the Company expensed organization costs of less than $0.1 million. As of June 30, 2026 and September 30, 2025, $0.2 million and $0.7 million, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended June 30, 2026, the Company amortized offering costs of $0.2 million and $0.9 million, respectively. For the three and nine months ended June 30, 2025, the Company amortized offering costs of $0.6 million and $1.5 million, respectively.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2025, 2024 and 2023.
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
Transfer of Financial Assets:
The Company follows the guidance in ASC 860, Transfers and Servicing (“ASC 860”), when accounting for loan participations and other partial loan sales. Under ASC 860, a transfer of a portion of a financial asset is eligible for sale accounting only if the transferred portion meets the definition of a “participating interest” and the transfer otherwise satisfies the applicable criteria for sale accounting. Participations or other partial loan sales which do not meet the definition of a participating interest, or which are not eligible for sale accounting remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no participations that were accounted for as secured borrowings during the period.

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

Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2026, the fair value of the Company’s investment portfolio was $6,796.8 million and was composed of investments in 152 portfolio companies, including $13.1 million in limited liability company (“LLC”) equity interests of OSCF EDL JV, LLC (“EDL JV”), a joint venture through which the Company and Pantheon Sapling LP (“Pantheon”) co-invest predominantly in first lien senior secured loans to European borrowers. As of September 30, 2025, the fair value of the Company’s investment portfolio was $6,899.0 million and was composed of investments in 158 portfolio companies.
As of June 30, 2026 and September 30, 2025, the Company’s investment portfolio consisted of the following:

	June 30, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$6,382,331	92.53%	$6,414,699	93.45%
Subordinated Debt	481,298	6.98%	423,818	6.17%
Equity Investment in EDL JV	13,104	0.19%	—	—%
Common Equity and Warrants	11,028	0.16%	11,343	0.17%
Preferred Equity	9,920	0.14%	14,080	0.21%
Total	$6,897,681	100.00%	$6,863,940	100.00%

	June 30, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$6,280,474	92.41%	146.82%	$6,438,079	93.32%	141.75%
Subordinated Debt	481,229	7.08%	11.25%	429,299	6.22%	9.45%
Equity Investment in EDL JV	13,148	0.19%	0.31%	—	—%	—%
Preferred Equity	12,933	0.19%	0.30%	18,658	0.27%	0.41%
Common Equity and Warrants	9,030	0.13%	0.21%	12,995	0.19%	0.29%
Total	$6,796,814	100.00%	158.89%	$6,899,031	100.00%	151.90%

The composition of the Company’s debt investments as of June 30, 2026 and September 30, 2025 by floating rates and fixed rates was as follows:

	June 30, 2026		September 30, 2025
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$6,354,247	93.97%	$6,413,837	93.40%
Fixed rate	407,456	6.03%	453,541	6.60%
Total	$6,761,703	100.00%	$6,867,378	100.00%

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

	June 30, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
United States	$5,920,198	85.83%	$5,722,070	83.37%
Sweden	320,933	4.65%	306,364	4.46%
United Kingdom	259,043	3.76%	403,707	5.88%
Germany	119,119	1.73%	176,834	2.58%
Netherlands	101,319	1.47%	110,787	1.61%
Luxembourg	70,913	1.03%	89,870	1.31%
Greece	54,772	0.79%	—	—%
Mexico	36,033	0.52%	—	—%
Switzerland	10,442	0.15%	10,385	0.15%
Jamaica	4,757	0.07%	4,757	0.07%
Australia	152	0.00%	1,683	0.02%
Canada	—	—%	20,961	0.31%
Costa Rica	—	—%	16,522	0.24%
Total	$6,897,681	100.00%	$6,863,940	100.00%

	June 30, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$5,816,566	85.58%	136.00%	$5,718,209	82.89%	125.89%
Sweden	318,864	4.69%	7.45%	313,062	4.54%	6.89%
United Kingdom	259,402	3.82%	6.06%	414,953	6.01%	9.14%
Germany	122,602	1.80%	2.87%	185,742	2.69%	4.09%
Netherlands	102,307	1.51%	2.39%	116,216	1.68%	2.56%
Luxembourg	71,609	1.05%	1.67%	94,947	1.38%	2.09%
Greece	54,103	0.80%	1.26%	—	—%	—%
Mexico	36,036	0.53%	0.84%	—	—%	—%
Switzerland	10,352	0.15%	0.24%	10,305	0.15%	0.23%
Jamaica	4,902	0.07%	0.11%	4,894	0.07%	0.11%
Australia	71	0.00%	—%	1,809	0.03%	0.04%
Canada	—	—%	—%	22,105	0.32%	0.49%
Costa Rica	—	—%	—%	16,789	0.24%	0.37%
Total	$6,796,814	100.00%	158.89%	$6,899,031	100.00%	151.90%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
The composition of the Company’s portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2026 and September 30, 2025 was as follows:

	June 30, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Application Software	$1,028,408	14.93%	$1,077,261	15.67%
Aerospace & Defense	425,384	6.17%	440,518	6.42%
Health Care Services	366,193	5.31%	408,129	5.95%
Health Care Equipment	356,270	5.17%	221,030	3.22%
Pharmaceuticals	281,387	4.08%	307,950	4.49%
Diversified Support Services	266,466	3.86%	269,009	3.92%
Life Sciences Tools & Services	240,738	3.49%	311,963	4.54%
Packaged Foods & Meats	225,178	3.26%	221,939	3.23%
Specialized Finance	220,367	3.19%	242,474	3.53%
Interactive Media & Services	216,580	3.14%	259,735	3.78%
Systems Software	205,874	2.98%	230,953	3.36%
Construction & Engineering	183,669	2.66%	107,579	1.57%
Diversified Financial Services	175,683	2.55%	141,952	2.07%
Building Products	175,177	2.54%	179,198	2.61%
Health Care Supplies	173,083	2.51%	153,582	2.24%
Specialized Consumer Services	157,092	2.28%	177,353	2.58%
Education Services	150,658	2.18%	159,758	2.33%
Electrical Components & Equipment	149,237	2.16%	96,510	1.41%
Insurance Brokers	140,053	2.03%	131,423	1.91%
Alternative Carriers	130,716	1.90%	45,152	0.66%
Air Freight & Logistics	128,220	1.86%	51,249	0.75%
Cable & Satellite	121,258	1.76%	67,734	0.99%
Health Care Technology	103,357	1.50%	114,695	1.67%
Passenger Ground Transportation	95,416	1.38%	—	—%
Environmental & Facilities Services	87,744	1.27%	84,561	1.23%
Construction Machinery & Heavy Transportation Equipment	86,055	1.25%	84,857	1.24%
Drug Retail	83,025	1.20%	84,288	1.23%
Communications Equipment	76,803	1.11%	81,615	1.19%
Distillers & Vintners	71,150	1.03%	—	—%
Oil & Gas Exploration & Production	67,839	0.98%	—	—%
Real Estate Services	60,348	0.87%	58,482	0.85%
Distributors	60,055	0.87%	56,976	0.83%
Soft Drinks & Non-alcoholic Beverages	56,062	0.81%	56,343	0.82%
Industrial Machinery & Supplies & Components	55,406	0.80%	58,103	0.85%
Casinos & Gaming	54,772	0.79%	—	—%
Property & Casualty Insurance	47,302	0.69%	76,662	1.12%
Office Services & Supplies	42,530	0.62%	76,041	1.11%
Advertising	42,458	0.62%	—	—%
Research & Consulting Services	38,524	0.56%	93,967	1.37%
Multi-Sector Holdings (1)	37,130	0.54%	84,056	1.22%
Diversified Chemicals	35,784	0.52%	44,349	0.65%
Personal Care Products	35,505	0.51%	—	—%
Trading Companies & Distributors	22,663	0.33%	38,561	0.56%
Hotels, Resorts & Cruise Lines	21,355	0.31%	20,535	0.30%
Wireless Telecommunication Services	20,206	0.29%	27,550	0.40%
Consumer Finance	19,825	0.29%	19,701	0.29%
Internet Services & Infrastructure	14,435	0.21%	—	—%
Biotechnology	10,887	0.16%	12,361	0.18%
Health Care Distributors	10,422	0.15%	10,422	0.15%
Paper & Plastic Packaging Products & Materials	9,988	0.14%	37,703	0.55%
Food Distributors	6,598	0.10%	35,193	0.51%
Movies & Entertainment	6,346	0.09%	45,345	0.66%
Other Specialty Retail	—	—%	69,073	1.01%
Asset Management & Custody Banks	—	—%	50,745	0.74%
Financial Exchanges & Data	—	—%	47,035	0.69%
Footwear	—	—%	31,650	0.46%
Gold	—	—%	20,961	0.31%
Specialty Chemicals	—	—%	17,325	0.25%
Metal, Glass & Plastic Containers	—	—%	12,251	0.18%
Real Estate Development	—	—%	10,083	0.15%
Total	$6,897,681	100.00%	$6,863,940	100.00%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

	June 30, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$993,874	14.64%	23.25%	$1,075,502	15.57%	23.69%
Aerospace & Defense	427,837	6.29%	10.00%	442,866	6.42%	9.75%
Health Care Services	360,359	5.30%	8.42%	406,784	5.90%	8.96%
Health Care Equipment	357,830	5.26%	8.37%	224,448	3.25%	4.94%
Pharmaceuticals	282,609	4.16%	6.61%	314,560	4.56%	6.93%
Diversified Support Services	261,282	3.84%	6.11%	269,835	3.91%	5.94%
Life Sciences Tools & Services	237,538	3.49%	5.55%	312,748	4.53%	6.89%
Specialized Finance	219,559	3.23%	5.13%	243,369	3.53%	5.36%
Interactive Media & Services	217,084	3.19%	5.07%	263,529	3.82%	5.80%
Packaged Foods & Meats	211,362	3.11%	4.94%	223,605	3.24%	4.92%
Systems Software	181,313	2.67%	4.24%	231,233	3.35%	5.09%
Diversified Financial Services	179,406	2.64%	4.19%	148,590	2.15%	3.27%
Building Products	173,762	2.56%	4.06%	179,114	2.60%	3.94%
Construction & Engineering	173,223	2.55%	4.05%	101,248	1.47%	2.23%
Health Care Supplies	172,195	2.53%	4.03%	153,918	2.23%	3.39%
Specialized Consumer Services	156,721	2.31%	3.66%	177,197	2.57%	3.90%
Electrical Components & Equipment	149,601	2.20%	3.50%	96,323	1.40%	2.12%
Insurance Brokers	140,766	2.07%	3.29%	132,313	1.92%	2.91%
Education Services	138,854	2.04%	3.25%	155,806	2.26%	3.43%
Alternative Carriers	131,498	1.93%	3.07%	45,601	0.66%	1.00%
Air Freight & Logistics	128,135	1.89%	3.00%	51,502	0.75%	1.13%
Cable & Satellite	122,183	1.80%	2.86%	68,135	0.99%	1.50%
Health Care Technology	108,615	1.60%	2.54%	123,048	1.78%	2.71%
Passenger Ground Transportation	95,308	1.40%	2.23%	—	—%	—%
Construction Machinery & Heavy Transportation Equipment	86,298	1.27%	2.02%	85,255	1.24%	1.88%
Environmental & Facilities Services	84,376	1.24%	1.97%	82,078	1.19%	1.81%
Drug Retail	82,973	1.22%	1.94%	84,282	1.22%	1.86%
Communications Equipment	76,547	1.13%	1.79%	81,450	1.18%	1.79%
Distillers & Vintners	71,135	1.05%	1.66%	—	—%	—%
Oil & Gas Exploration & Production	67,836	1.00%	1.59%	—	—%	—%
Distributors	60,448	0.89%	1.41%	57,204	0.83%	1.26%
Real Estate Services	59,364	0.87%	1.39%	58,656	0.85%	1.29%
Soft Drinks & Non-alcoholic Beverages	56,809	0.84%	1.33%	56,388	0.82%	1.24%
Industrial Machinery & Supplies & Components	55,142	0.81%	1.29%	58,068	0.84%	1.28%
Casinos & Gaming	54,103	0.80%	1.26%	—	—%	—%
Property & Casualty Insurance	47,334	0.70%	1.11%	77,904	1.13%	1.72%
Advertising	42,458	0.62%	0.99%	—	—%	—%
Office Services & Supplies	41,524	0.61%	0.97%	71,936	1.04%	1.58%
Diversified Chemicals	39,100	0.58%	0.91%	50,531	0.73%	1.11%
Research & Consulting Services	38,644	0.57%	0.90%	88,990	1.29%	1.96%
Multi-Sector Holdings (1)	36,127	0.53%	0.84%	86,117	1.25%	1.90%
Personal Care Products	35,521	0.52%	0.83%	—	—%	—%
Trading Companies & Distributors	22,584	0.33%	0.53%	38,349	0.56%	0.84%
Hotels, Resorts & Cruise Lines	20,172	0.30%	0.47%	20,095	0.29%	0.44%
Consumer Finance	19,804	0.29%	0.46%	19,912	0.29%	0.44%
Wireless Telecommunication Services	19,617	0.29%	0.46%	27,695	0.40%	0.61%
Internet Services & Infrastructure	14,434	0.21%	0.34%	—	—%	—%
Biotechnology	10,428	0.15%	0.24%	12,154	0.18%	0.27%
Health Care Distributors	10,205	0.15%	0.24%	10,119	0.15%	0.22%
Paper & Plastic Packaging Products & Materials	9,606	0.14%	0.22%	37,857	0.55%	0.83%
Food Distributors	6,948	0.10%	0.16%	37,590	0.54%	0.83%
Movies & Entertainment	6,363	0.09%	0.15%	45,965	0.67%	1.01%
Other Specialty Retail	0	—%	—%	71,224	1.03%	1.57%
Asset Management & Custody Banks	0	—%	—%	54,300	0.79%	1.20%
Financial Exchanges & Data	0	—%	—%	47,723	0.69%	1.05%
Footwear	0	—%	—%	34,219	0.50%	0.75%
Gold	0	—%	—%	22,105	0.32%	0.49%
Specialty Chemicals	0	—%	—%	17,400	0.25%	0.38%
Metal, Glass & Plastic Containers	—	—%	—%	12,053	0.17%	0.27%
Real Estate Development	—	—%	—%	10,138	0.15%	0.22%
Total	$6,796,814	100.00%	158.89%	$6,899,031	100.00%	151.90%
_________
(1) This industry includes the Company’s investment in EDL JV.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2026 on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Senior secured debt	$—	$681,782	$5,598,692	$—	$6,280,474
Subordinated debt (including CLO notes and credit linked notes)	—	74,258	406,971	—	481,229
Common equity and warrants (including equity interests in EDL JV)	102	—	8,928	13,148	22,178
Preferred equity	—	—	12,933	—	12,933
Total investments at fair value	102	756,040	6,027,524	13,148	6,796,814
Cash equivalents	90,085	—	—	—	90,085
Derivative assets	—	18,216	—	—	18,216
Total assets at fair value	$90,187	$774,256	$6,027,524	$13,148	$6,905,115
Derivative liabilities	$—	$4,577	$—	$—	$4,577
Total liabilities at fair value	$—	$4,577	$—	$—	$4,577
_________
(a) In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not redeemable. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

The following table provides a roll-forward of the changes in fair value from March 31, 2026 to June 30, 2026 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes and Credit-Linked Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of March 31, 2026	$5,431,778	$365,503	$13,303	$10,367	$5,820,951
Purchases	509,219	71,735	—	—	580,954
Sales and repayments	(340,083)	(33,159)	(838)	(460)	(374,540)
Capitalized PIK interest income	2,014	3,284	51	—	5,349
Accretion of OID	4,297	49	—	—	4,346
Net unrealized appreciation (depreciation)	(10,528)	(523)	509	(526)	(11,068)
Net realized gains (losses)	1,995	82	(92)	(453)	1,532
Fair value as of June 30, 2026	$5,598,692	$406,971	$12,933	$8,928	$6,027,524
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2026	$(7,988)	$(523)	$419	$(959)	$(9,051)

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
The following table provides a roll-forward of the changes in fair value from September 30, 2025 to June 30, 2026 for all investments for which the Adviser determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (including CLO Notes and Credit-Linked Notes)	Preferred Equity	Common Equity and Warrants	Total
Fair value as of September 30, 2025	$5,020,054	$265,289	$18,658	$12,962	$5,316,963
Purchases	1,543,243	209,756	—	—	1,752,999
Sales and repayments	(869,460)	(71,865)	(7,225)	(460)	(949,010)
Transfers in (a)	—	—	930	597	1,527
Transfers out (a)(b)	(36,451)	—	—	—	(36,451)
Capitalized PIK interest income	4,329	4,902	370	—	9,601
Accretion of OID	16,983	78	—	—	17,061
Net unrealized appreciation (depreciation)	(71,344)	(1,361)	(1,566)	(3,718)	(77,989)
Net realized gains (losses)	(8,662)	172	1,766	(453)	(7,177)
Fair value as of June 30, 2026	$5,598,692	$406,971	$12,933	$8,928	$6,027,524
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2026	$(71,158)	$(1,361)	$(1,566)	$(3,718)	$(77,803)
_________
(a) There were investment restructurings during the nine months ended June 30, 2026 in which (1) $0.9 million of Level 3 senior secured debt was exchanged for Level 3 preferred equity and (2) $0.6 million of Level 3 senior secured debt was exchanged for Level 3 common equity.
(b) There were $34.9 million of transfers out of Level 3 to Level 2 for investments during the nine months ended June 30, 2026 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of June 30, 2026:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$5,405,800	Market Yield	Market Yield	(b)	6.0%	-	35.0%	10.1%
	5,404	Enterprise Value	Revenue Multiple	(d)	0.9x	-	1.1x	1.0x
	59,059	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	128,429	Broker Quotations	Broker Quoted Price	(e)	N/A	-	N/A	N/A
Subordinated debt	269,340	Market Yield	Market Yield	(b)	5.0%	-	14.0%	9.3%
	65,884	Enterprise Value	Revenue multiple	(d)(f)	7.9x		8.1x	8.0x
	71,747	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Common equity and warrants & preferred equity	10,290	Enterprise Value	Revenue Multiple	(d)	0.9x	-	8.0x	1.8x
	11,571	Enterprise Value	EBITDA Multiple	(d)	7.5x	-	14.3x	11.0x
Total	$6,027,524
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
(f) Since September 30, 2025, the valuation technique for two subordinated debt investments changed from Market Yield to Enterprise Value. There have been no other changes in techniques utilized to value Level 3 investments that resulted in a material impact to the financial statements.

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

OSCF EDL JV, LLC
In May 2026, the Company entered into an LLC agreement with Pantheon to form EDL JV. The Company co-invests with Pantheon predominantly in first lien senior secured loans to European borrowers through its investment in EDL JV. EDL JV is managed by an eight-person Board of Directors, four of whom are selected by the Company and four of whom are selected by Pantheon. All portfolio decisions and investment decisions in respect of EDL JV must be approved by a quorum of directors, with approval from at least one director selected by the Company and one director selected by Pantheon required. Since the Company does not have a controlling financial interest in EDL JV, the Company does not consolidate EDL JV.
EDL JV is capitalized pro rata with LLC equity interests as transactions are completed. As of June 30, 2026, the Company and Pantheon owned, in the aggregate, 25% and 75%, respectively, of the LLC equity interests of EDL JV. EDL JV is not an “eligible portfolio company” as defined in section 2(a)(46) of the Investment Company Act.
EDL JV has a revolving credit facility (the “JV Facility”), which permitted up to €125.0 million of borrowings (subject to borrowing base and other limitations) as of June 30, 2026. Borrowings under the JV Facility are secured by all of the assets of OSCF EDL SCSP, a special purpose financing subsidiary of EDL JV. As of June 30, 2026, the revolving period of the JV Facility was scheduled to expire June 24, 2029 and the maturity date was June 24, 2030. As of June 30, 2026, borrowings under the JV Facility accrued interest at a rate which varies depending on the currency of the borrowing and equals either (i) Term SOFR or Daily Simple SONIA plus 1.75% per annum or (ii) EURIBOR or other applicable benchmark plus 1.70% per annum. As of June 30, 2026, €63.0 million of borrowings were outstanding under the JV Facility.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
As of June 30, 2026, EDL JV had total assets of €109.5 million. EDL JV’s portfolio primarily consisted of senior secured loans to 15 portfolio companies as of June 30, 2026. As of June 30, 2026, the Company's investment in EDL JV consisted of LLC equity interests of $13.1 million, at fair value.
As of June 30, 2026, the Company and Pantheon had funded approximately €46.0 million to EDL JV, of which €11.5 million was from the Company. As of June 30, 2026, the Company had a commitment to fund LLC equity interests of EDL JV of €41.7 million, of which €30.2 million ($36.1 million) was unfunded.
Below is a summary of EDL JV’s portfolio, followed by a listing of the individual loans in EDL JV’s portfolio, as of June 30, 2026:

June 30, 2026
Senior secured loans (1)	€108,443
Weighted average interest rate on senior secured loans (2)	7.89%
Number of borrowers in EDL JV	15
Largest exposure to a single borrower (1)	€8,612
Total of five largest loan exposures to borrowers (1)	€42,878
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

EDL JV Portfolio as of June 30, 2026

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal		Cost	Fair Value (3)	Notes
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/27/2031			€890	€882	€882	(4)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/30/2031			4,161	4,119	4,123	(4)
ACESO Holding 4 S.A.R.L.	Health Care Services	First Lien Term Loan	E+	5.75%	8.25%		9/27/2031			3,561	3,526	3,528	(4)
Aurelia Netherlands B.V.	Interactive Media & Services	First Lien Term Loan	E+	4.75%	6.95%		5/29/2031			8,612	8,461	8,511	(4)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	8.73%		6/14/2032			$1,796	1,566	1,565	(4)(5)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	E+	5.00%	7.40%		6/14/2032			€2,230	2,174	2,174	(4)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SOFR+	5.00%	8.66%		6/14/2032			$656	560	559	(4)
Blue Bidco Ltd	Wireless Telecommunication Services	First Lien Term Loan	SONIA+	5.00%	8.73%		6/14/2032			£3,379	3,820	3,824	(4)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.00%	6.14%		10/31/2029			€1,663	1,608	1,608	(4)
BOTA BIDCO GMBH	Diversified Chemicals	First Lien Term Loan	E+	4.50%	6.64%		10/31/2030			6,950	6,550	6,550	(4)
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%	6.93%		3/31/2032			544	536	536	(4)(5)
Cielo Bidco Limited	Building Products	First Lien Term Loan	SONIA+	4.75%	8.48%		3/31/2032			£5,672	6,512	6,518	(4)
Cielo Bidco Limited	Building Products	First Lien Term Loan	E+	4.75%	6.93%		3/31/2032			€1,317	1,304	1,304	(4)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.00%	8.73%		5/19/2032			£918	1,065	1,066	(4)(5)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	5.00%	8.64%		5/19/2032			$1,561	1,358	1,366	(4)
Draken International, LLC	Aerospace & Defense	First Lien Term Loan	SONIA+	5.00%	8.73%		5/19/2032			£4,913	5,663	5,704	(4)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%			9/22/2032			—	(29)	(29)	(4)(5)
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	STIBOR+	5.25%	7.50%		9/22/2032		kr	29,395	2,599	2,609	(4)

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

Portfolio Company	Industry	Type of Investment	Index	Spread	Cash Interest Rate (1)(2)	PIK	Maturity Date	Shares	Principal		Cost	Fair Value (3)	Notes
Empire Bidco AB	Life Sciences Tools & Services	First Lien Term Loan	SONIA+	5.25%	8.98%		9/22/2032			£2,279	€2,596	€2,599	(4)
Janus Bidco Limited	Application Software	First Lien Term Loan	SONIA+	5.50%			4/25/2031		—		—	—	(4)(5)
Janus Bidco Limited	Application Software	First Lien Term Loan	SOFR+	5.50%	9.14%		4/25/2031			$7,316	6,405	6,399	(4)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%			4/22/2032		—		(2)	(2)	(4)(5)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	E+	4.75%	7.13%		4/22/2032			€4,005	3,989	3,975	(4)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	NIBOR+	4.75%	9.31%		4/22/2032		Nkr	21,102	1,854	1,851	(4)
Kairos Intermediateco AB	Health Care Supplies	First Lien Term Loan	SONIA+	4.75%	8.48%		4/22/2032			£1,501	1,734	1,730	(4)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	4.50%	8.63%		5/29/2030		146		166	166	(4)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	8.45%		5/29/2030			$488	419	419	(4)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	8.45%		5/3/2029		345		296	296	(4)
North Star Acquisitionco, LLC	Education Services	First Lien Revolver	SOFR+	4.75%			4/29/2030		—		(11)	(11)	(4)(5)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	8.49%		5/3/2029		414		354	354	(4)(5)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	NIBOR+	4.50%	9.07%		5/3/2029		Nkr	7,161	619	620	(4)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	8.45%		5/3/2029			$2,898	2,486	2,484	(4)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SOFR+	4.75%	8.45%		5/3/2029		3,764		3,229	3,226	(4)
North Star Acquisitionco, LLC	Education Services	First Lien Term Loan	SONIA+	4.50%	8.87%		5/3/2029			£326	371	372	(4)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%			10/30/2031		—		(32)	(34)	(4)(5)
Optimizely North America Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	6.64%	2.50%	10/30/2031			$5,797	4,822	4,806	(4)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	E+	5.75%	5.46%	2.50%	10/30/2031			€2,070	1,966	1,960	(4)
Optimizely Sweden Holdings AB	Application Software	First Lien Term Loan	SONIA+	6.00%	7.23%	2.50%	10/30/2031			£690	761	759	(4)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	SOFR+	5.50%	9.23%		9/17/2031			$1,915	1,665	1,675	(4)(5)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.00%	7.61%		9/17/2031			€1,704	1,664	1,674	(4)(5)
Poseidon Midco AB	Pharmaceuticals	First Lien Term Loan	E+	5.50%	8.11%		9/17/2031		4,216		4,195	4,216	(4)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%	8.74%		7/1/2032			$594	464	465	(4)(5)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	E+	4.75%	7.04%		7/1/2032			€1,588	1,557	1,558	(4)
RWK Midco AB	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	4.75%	8.74%		7/1/2032			$4,863	4,172	4,171	(4)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	BBSW+	4.25%	8.71%		9/2/2032		A$	2,295	1,355	1,363	(4)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	E+	4.25%	6.54%		9/2/2032			€1,270	1,241	1,241	(4)
Sphynx UK Bidco Ltd	Packaged Foods & Meats	First Lien Term Loan	SONIA+	4.25%	8.23%		8/15/2032			£5,124	5,824	5,830	(4)
Total Portfolio Investments											€106,433	€106,560
__________
(1) Represents the interest rate as of June 30, 2026. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the EURIBOR, SOFR, SONIA and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2026, the reference rates for the Company's variable rate loans were the 30-day SOFR at 3.63%, the 90-day SOFR at 3.63%, the 180-day SOFR at 3.67%, the SONIA at 3.75%, the 90-day BBSW at 4.46%, the 90-day NIBOR at 4.56%, the 180-day STIBOR at 2.12%, the 30-day EURIBOR at

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
2.20%, the 90-day EURIBOR at 2.32% and the 180-day EURIBOR at 2.57%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(3) Represents the current determination of fair value as of June 30, 2026 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process described elsewhere herein.
(4) This investment was held by both the Company and the EDL JV as of June 30, 2026.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
Both the cost and fair value of the LLC equity interests in EDL JV held by the Company were $13.1 million as of June 30, 2026. The Company earned zero in dividend income for the period from June 22, 2026 to June 30, 2026 with respect to its investment in EDL JV. The LLC equity interests of EDL JV are generally dividend producing to the extent EDL JV has residual cash to be distributed on a quarterly basis. Below is certain summarized financial information for EDL JV as of June 30, 2026 and for the period from June 22, 2026 to June 30, 2026:

June 30, 2026
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2026: €106,433)	€106,560
Cash and cash equivalents	2,037
Other assets	950
Total assets	€109,547

Credit facility payable	€62,976
Other liabilities	565
Total liabilities	€63,541
Members' equity	46,006
Total liabilities and members' equity	€109,547

Period from June 22, 2026 to June 30, 2026
Selected Statements of Operations Information:
Interest income	€28
Total investment income	28
Credit facility interest expense	9
Other expenses	107
Total expenses (1)	116
Net investment income	(88)
Net unrealized appreciation (depreciation)	105
Realized gain (loss)	(11)
Net income (loss)	€6
__________
(1) There are no management fees or incentive fees charged at EDL JV.

During the three months ended June 30, 2026, the Company sold $117.9 million of debt investments to EDL JV. $0.3 million of realized gains were recognized by the Company on these transactions.
Note 4. Fee Income
For the three and nine months ended June 30, 2026, the Company recorded total fee income of $0.6 million and $11.9 million, respectively, of which $0.1 million and $0.2 million, respectively, was recurring in nature. For the three and nine months ended June 30, 2025, the Company recorded total fee income of $0.4 million and $3.7 million, respectively, of which less than $0.1 million and $0.2 million, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Note 5. Share Data and Distributions
Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2026:

	Common Shares
(Share amounts in thousands)	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2025	196,721	$1,967	$4,591,826	$(51,988)	$4,541,805
Issuance of Common Shares in private and public offering	13,705	136	315,346	—	315,482
Issuance of Common Shares under distribution reinvestment plan	1,285	13	29,537	—	29,550
Shares repurchased, net of early repurchase deduction	(8,334)	(83)	(191,018)	—	(191,101)
Net investment income	—	—	—	102,293	102,293
Net unrealized appreciation (depreciation)	—	—	—	(32,141)	(32,141)
Net realized gains (losses)	—	—	—	6,953	6,953
Provision for income tax (expense) benefit	—	—	—	(87)	(87)
Distributions to shareholders	—	—	—	(109,191)	(109,191)
Balance at December 31, 2025	203,377	$2,033	$4,745,691	$(84,161)	$4,663,563
Issuance of Common Shares in private and public offering	6,109	61	139,544	—	139,605
Issuance of Common Shares under distribution reinvestment plan	1,105	11	25,589	—	25,600
Shares repurchased, net of early repurchase deduction	(13,869)	(138)	(310,260)	—	(310,398)
Net investment income	—	—	—	96,312	96,312
Net unrealized appreciation (depreciation)	—	—	—	(78,015)	(78,015)
Net realized gains (losses)	—	—	—	(28,440)	(28,440)
Provision for income tax (expense) benefit	—	—	—	78	78
Distributions to shareholders	—	—	—	(105,636)	(105,636)
Balance at March 31, 2026	196,722	$1,967	$4,600,564	$(199,862)	$4,402,669
Issuance of Common Shares in private and public offering	2,725	27	60,987	—	61,014
Issuance of Common Shares under distribution reinvestment plan	1,022	10	21,203	—	21,213
Shares repurchased, net of early repurchase deduction	(8,857)	(88)	(197,603)	—	(197,691)
Net investment income	—	—	—	91,244	91,244
Net unrealized appreciation (depreciation)	—	—	—	2,075	2,075
Net realized gains (losses)	—	—	—	(9,864)	(9,864)
Provision for income tax (expense) benefit	—	—	—	(28)	(28)
Distributions to shareholders	—	—	—	(92,988)	(92,988)
Balance at June 30, 2026	191,612	$1,916	$4,485,151	$(209,423)	$4,277,644

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
Capital Activity
The Company has the authority to issue an unlimited number of Class I, Class S, Class T and Class D Common Shares. As of June 30, 2026, the Company has issued and sold 165,375,644 Class I shares for an aggregate purchase price of $3,877.8 million, 59,629,070 Class S shares for an aggregate purchase price of $1,399.0 million, 397,438 Class D shares for an aggregate purchase price of $9.2 million and 232,464 Class T shares for an aggregate purchase price of $5.3 million. As of June 30, 2026, the Company has issued 5,100,409 Class I shares, 6,306,718 Class S shares, 11,164 Class D shares and 3,766 Class T shares pursuant to its distribution reinvestment plan.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
The following table summarizes transactions in Common Shares for the nine months ended June 30, 2026:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	18,025,078	$412,982
Share transfers between classes	207,348	4,702
Issuance of Common Shares under distribution reinvestment plan	1,534,682	34,001
Share repurchases, net of early repurchase deduction	(22,024,266)	(495,789)
Net increase (decrease)	(2,257,158)	$(44,104)
Class S
Issuance of Common Shares in public offering	4,101,363	$93,683
Share transfers between classes	(201,989)	(4,581)
Issuance of Common Shares under distribution reinvestment plan	1,869,485	42,226
Share repurchases, net of early repurchase deduction	(9,031,073)	(203,281)
Net increase (decrease)	(3,262,214)	$(71,953)
Class D
Issuance of Common Shares in public offering	232,185	$5,336
Share transfers between classes	(5,360)	(121)
Issuance of Common Shares under distribution reinvestment plan	4,036	63
Share repurchases, net of early repurchase deduction	(5,336)	(120)
Net increase (decrease)	225,525	$5,158
Class T
Issuance of Common Shares in public offering	179,733	$4,100
Issuance of Common Shares under distribution reinvestment plan	3,766	73
Net increase (decrease)	183,499	4,173
Total net increase (decrease)	(5,110,348)	$(106,726)
The following table summarizes transactions in Common Shares for the nine months ended June 30, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	43,490,558	$1,015,107
Share transfers between classes	72,671	1,700
Issuance of Common Shares under distribution reinvestment plan	1,419,706	33,561
Share repurchases, net of early repurchase deduction	(7,742,619)	(179,433)
Net increase (decrease)	37,240,316	$870,935
Class S
Issuance of Common Shares in public offering	10,515,826	$246,239
Share transfers between classes	(72,671)	(1,700)
Issuance of Common Shares under distribution reinvestment plan	1,803,828	41,881
Share repurchases, net of early repurchase deduction	(1,648,328)	(38,332)
Net increase (decrease)	10,598,655	$248,088
Class D
Issuance of Common Shares in public offering	76,766	$1,803
Issuance of Common Shares under distribution reinvestment plan	3,510	81
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	76,989	$1,807
Total net increase (decrease)	47,915,960	$1,120,830

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Net Asset Value per Share and Offering Price
The Company determines NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, Class D and Class T shares for the nine months ended June 30, 2026 and 2025.

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2025	$22.98	$22.98	$22.98	$22.98
November 30, 2025	$22.95	$22.95	$22.95	$22.95
December 31, 2025	$22.93	$22.93	$22.93	$22.93
January 31, 2026	$22.87	$22.87	$22.87	$22.87
February 28, 2026	$22.64	$22.64	$22.64	$22.64
March 31, 2026	$22.38	$22.38	$22.38	$22.38
April 30, 2026	$22.39	$22.39	$22.39	$22.39
May 31, 2026	$22.41	$22.41	$22.41	$22.41
June 30, 2026	$22.32	$22.32	$22.32	$22.32

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2024	$23.55	$23.55	$23.55	—
November 30, 2024	$23.56	$23.56	$23.56	—
December 31, 2024	$23.52	$23.52	$23.52	—
January 31, 2025	$23.49	$23.49	$23.49	—
February 28, 2025	$23.41	$23.41	$23.41	—
March 31, 2025	$23.28	$23.28	$23.28	—
April 30, 2025	$23.12	$23.12	$23.12	—
May 31, 2025	$23.16	$23.16	$23.16	—
June 30, 2025	$23.14	$23.14	$23.14	—

Distributions
The Board authorizes and declares monthly distributions per outstanding Common Share. The following table presents distributions that were declared during the nine months ended June 30, 2026:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1800	$26,082
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1800	26,767
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1800	27,313
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1800	26,662
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1800	27,014
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1600	24,156
Monthly	April 23, 2026	April 28, 2026	May 27, 2026	0.1600	22,910
Monthly	May 26, 2026	May 27, 2026	June 26, 2026	0.1600	23,051
Monthly	June 23, 2026	June 26, 2026	July 29, 2026	0.1600	23,167
				$1.5400	$227,122

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$9,459
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1637	9,608
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	9,724
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1638	9,454
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1638	9,565
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1440	8,501
Monthly	April 23, 2026	April 28, 2026	May 27, 2026	0.1442	7,803
Monthly	May 26, 2026	May 27, 2026	June 26, 2026	0.1441	7,844
Monthly	June 23, 2026	June 26, 2026	July 29, 2026	0.1441	7,931
				$1.3950	$79,889

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1752	$31
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1752	71
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1752	71
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1752	71
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1752	71
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1553	63
Monthly	April 23, 2026	April 28, 2026	May 27, 2026	0.1553	62
Monthly	May 26, 2026	May 27, 2026	June 26, 2026	0.1553	62
Monthly	June 23, 2026	June 26, 2026	July 29, 2026	0.1553	62
				$1.4972	$564

				Class T
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$19
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1637	23
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	23
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1638	25
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1638	28
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1440	26
Monthly	April 23, 2026	April 28, 2026	May 27, 2026	0.1442	30
Monthly	May 26, 2026	May 27, 2026	June 26, 2026	0.1441	32
Monthly	June 23, 2026	June 26, 2026	July 29, 2026	0.1441	34
				$1.3950	$240
The following table presents distributions that were declared during the nine months ended June 30, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.2000	20,068
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.2000	21,111
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.2000	22,009
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.2000	24,397
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.2000	26,500
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.2000	26,775
				$1.8000	$197,850

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
Since inception through June 30, 2026, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares for the nine months ended June 30, 2026:

	Class I		Class S		Class D		Class T
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.4570	$214,228	$1.3132	$75,164	$1.4216	$531	$1.3132	$226
Distributions in excess of net investment income	0.0830	12,894	0.0818	4,725	0.0756	33	0.0818	14
Total	$1.5400	$227,122	$1.3950	$79,889	$1.4972	$564	$1.3950	$240
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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
During the nine months ended June 30, 2026, the Company repurchased pursuant to such tender offers an aggregate of 22,024,266 Class I shares, 9,031,073 Class S shares, 5,336 Class D shares and zero Class T shares. The following table presents the share repurchases completed during the nine months ended June 30, 2026:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)
December 31, 2025	8,334,146	4.24%	$22.93	$191,101
March 31, 2026 (2)	13,869,408	6.82%	22.38	310,398
June 30, 2026	8,857,122	4.50%	22.32	197,691
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown exclude a transaction in which an indirect affiliate of the Company’s investment adviser agreed to purchase a portion of an existing investor's shares at the Company's net asset value per share at June 30, 2026.

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

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Note 6. Borrowings
Below is a summary of the Company's credit facilities as of June 30, 2026 and September 30, 2025:

	June 30, 2026
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,640.0	$311.0	$1,329.0	$8.9	4/11/2029	4/11/2030
JPM SPV Facility	700.0	525.0	175.0	4.2	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	317.9	82.1	2.7	7/25/2028	7/25/2029
MS SPV Facility	400.0	317.6	82.4	2.6	7/3/2028	7/3/2029
Total	$3,140.0	$1,471.5	$1,668.5	$18.4

	September 30, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$370.0	$865.0	$8.5	4/11/2029	4/11/2030
JPM SPV Facility	700.0	566.0	134.0	4.9	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	280.0	120.0	3.4	7/25/2028	7/25/2029
MS SPV Facility	400.0	133.4	266.6	3.2	7/3/2028	7/3/2029
Total	$2,735.0	$1,349.4	$1,385.6	$20.0

Below is a summary of the Company's unsecured notes as of June 30, 2026 and September 30, 2025:

	June 30, 2026
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.1)	$(0.8)	$1.9	$349.0	$366.1	11/14/2028
2029 Notes	400.0	(3.1)	(1.5)	(1.5)	393.9	403.2	7/23/2029
2030 Notes	400.0	(3.9)	(0.1)	(4.4)	391.6	399.4	7/15/2030
Total	$1,150.0	$(9.1)	$(2.4)	$(4.0)	$1,134.5	$1,168.7

	September 30, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.8)	$(1.1)	$9.0	$355.1	$380.1	11/14/2028
2029 Notes	400.0	(3.8)	(1.8)	6.5	400.9	415.1	7/23/2029
2030 Notes	400.0	(4.7)	(0.1)	4.0	399.2	408.9	7/15/2030
Total	$1,150.0	$(11.3)	$(3.0)	$19.5	$1,155.2	$1,204.1

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Stated interest expense	$42.5	$35.2	$128.6	$107.6
Credit facility fees	1.9	2.6	5.0	8.2
Amortization of debt financing costs	2.2	2.2	6.8	6.5
Effect of interest rate swaps	(0.7)	0.5	(0.9)	2.6
Total interest expense	$45.9	$40.5	$139.5	$124.9
Weighted average interest rate (1)	5.964%	6.915%	6.053%	7.117%
Weighted average outstanding balance	$2,774.4	$2,042.4	$2,783.1	$2,027.2
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
ING Credit Agreement

On March 25, 2022, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC (“ING”), as administrative agent. As of June 30, 2026, the size of the ING Credit Agreement facility is $1,640 million (the “Maximum Commitment”). Following the availability period, the Company will be required in certain circumstances to prepay loans. The ING Credit Agreement provides for the issuance of letters of credit during the availability period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of the Company and of the current and certain future subsidiaries of the Company and guaranteed by such subsidiaries.

As of June 30, 2026, borrowings under the ING Credit Agreement are denominated in U.S. dollars and bear interest at a rate per annum equal to either (1) the SOFR, as adjusted, plus 1.875% per annum or (2) the alternative base rate (which is the greatest of the (a) prime rate, (b) the federal funds effective rate plus ½ of 1%, (c) the overnight bank funding rate plus ½ of 1%, (d) certain rates based on SOFR and (e) alternate base rate (“ABR”)) plus 0.875%, in each case, plus a SOFR adjustment of 0.10%; provided that, if at any time the Borrowing Base (as defined in the ING Credit Agreement) is greater than 1.60 times the Combined Debt Amount (as defined in the ING Credit Agreement), the interest rate margin with respect to (a) SOFR loans will be 1.75% plus a SOFR adjustment equal to 0.10% and (b) alternative base rate loans will be 0.75% plus a SOFR adjustment equal to 0.10%. The Company may elect either an ABR or SOFR borrowing at each drawdown request, and loans may be converted from one rate to another at any time at the Company's option, subject to certain conditions. The Company also pays a commitment fee of 0.375% per annum on the daily unused portion of the aggregate commitments under the ING Credit Agreement.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Net increase (decrease) in net assets resulting from operations	$83,427	$83,755	$150,380	$213,435
Net unrealized (appreciation) depreciation	(2,075)	(16,793)	108,081	13,157
Book/tax difference due to capital gains incentive fees	(1,211)	100	(1,211)	(2,372)
Other book/tax differences (1)	13,928	(13,743)	40,480	(11,508)
Taxable income (2)	$94,069	$53,319	$297,730	$212,712
__________________
(1)For the three and nine months ended June 30, 2026, the other book/tax difference was primarily due to changes in unrealized value of foreign currency forwards.
(2)The Company’s taxable income for the three and nine months ended June 30, 2026 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2026. The final taxable income may be different than the estimate.
For the three months ended June 30, 2026, the Company recognized (i) a provision for incomes taxes on net investment income of $0.4 million, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of less than $0.1 million, which was all deferred tax expense. For the three months ended June 30, 2025, the Company recognized (i) a provision for incomes taxes on net investment income of $0.1 million, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of less than $0.1 million, which was primarily a deferred tax expense.
For the nine months ended June 30, 2026, the Company recognized (i) a provision for incomes taxes on net investment income of $1.2 million, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of less than $0.1 million, which was all deferred tax expense. For the nine months ended June 30, 2025, the Company recognized (i) a provision for incomes taxes on net investment income of $0.8 million, which was all current tax expense, and (ii) a provision for income taxes on realized and unrealized gains (losses) of less than $0.1 million.
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
Management Fee
Under the Investment Advisory Agreement, the management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee, net assets means the Company’s total net assets determined on a consolidated basis in accordance with GAAP. For the three and nine months ended June 30, 2026, base management fees were $13.9 million and $43.7 million, respectively. For the three and nine months ended June 30, 2025, base management fees were $13.3 million and $35.3 million, respectively.
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

For the three and nine months ended June 30, 2026, the Investment Income Incentive Fee was $13.4 million and $42.4 million, respectively. For the three and nine months ended June 30, 2025, the Investment Income Incentive Fee was $12.2 million and $33.9 million, respectively.
Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, commencing on September 30, 2022, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below) under the Investment Advisory Agreement. The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each fiscal year. The Capital Gains Incentive Fee is equal to 12.5% of the realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, provided, that the Capital Gains Incentive Fee determined as of September 30, 2022 is calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of inception through the end of the fiscal year 2022 (the “Capital Gains Incentive Fee”). The payment obligation with respect to the Capital Gains Incentive Fee is allocated in the same manner across the Class T shares, Class S shares, Class D shares and Class I shares. As of June 30, 2026, the Company did not incur any Capital Gains Incentive Fees under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 12.5% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. There were no accrued Capital Gains Incentive Fees for the three months ended June 30, 2026. For the nine months ended June 30, 2026, there were $1.2 million of reversal of accrued Capital Gains Incentive Fees. For the three months ended June 30, 2025, there were $0.1 million of accrued Capital Gains Incentive Fees. For the nine months ended June 30, 2025, there were $2.4 million of reversal of accrued Capital Gains Incentive Fees. As of June 30, 2026, there were no Capital Gains Incentive Fees accrued since inception.

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

For the three months ended June 30, 2026, the Company incurred $1.0 million of expenses under the Administration Agreement, of which $0.8 million was included in administrator expense, $0.2 million was included in general and administrative expenses and less than $0.1 million was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the nine months ended June 30, 2026, the Company incurred $2.9 million of expenses under the Administration Agreement, of which $2.3 million was included in administrator expense, $0.6 million was included in general and administrative expenses and less than $0.1 million was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the three months ended June 30, 2025, the Company incurred $0.9 million of expenses under the Administration Agreement, of which $0.6 million was included in administrator expense, $0.1 million was included in general and administrative expenses and $0.2 was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations. For the nine months ended June 30, 2025, the Company incurred $1.8 million of expenses under the Administration Agreement, of which $1.2 million was included in administrator expense, $0.3 million was included in general and administrative expenses and $0.3 million was included in organization expenses and amortization of continuous offering costs on the Consolidated Statements of Operations.

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

Distribution Manager Agreement

Effective as of February 3, 2022, the Company has entered into a Distribution Manager Agreement (as amended and restated, the “Distribution Manager Agreement”) with Brookfield Private Wealth LLC, formerly known as Brookfield Oaktree Wealth Solutions LLC (the “Distribution Manager”), an affiliate of the Adviser. Under the terms of the Distribution Manager Agreement, the Distribution Manager serves as the distribution manager for the Company’s initial offering of Common Shares. The Distribution Manager is entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S and Class T shares as of the beginning of the first calendar day of the month. The Distribution Manager is entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees are paid with respect to Class I shares. The distribution and/or shareholder servicing fees are payable to the Distribution Manager, but the Distribution Manager anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

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

For the three and nine months ended June 30, 2026, the Company recorded distribution and shareholder servicing fees of $2.6 million and $8.3 million, respectively, primarily all of which were attributable to Class S shares. For the three and nine months ended June 30, 2025, the Company recorded distribution and shareholder servicing fees of $2.7 million and $7.5 million, respectively, primarily all of which were attributable to Class S shares.

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

For the nine months ended June 30, 2026 and 2025, the Adviser did not make any Expense Payments. For the nine months ended June 30, 2026 and 2025, the Company did not make any reimbursement payments to the Adviser. As of June 30, 2026, there were no amounts due to the Adviser from the Company under the Expense Support Agreement.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

Note 10. Financial Highlights

(Share amounts in thousands)	Three months ended June 30, 2026				Three months ended June 30, 2025
	Class I	Class S	Class D	Class T	Class I	Class S	Class D
Net asset value at beginning of period	$22.38	$22.38	$22.38	$22.38	$23.28	$23.28	$23.28
Net investment income (1)	0.47	0.42	0.46	0.42	0.46	0.41	0.45
Net unrealized appreciation (depreciation) (1)(2)	—	—	—	—	0.09	0.09	0.09
Net realized gains (losses) (1)	(0.05)	(0.05)	(0.05)	(0.05)	(0.09)	(0.09)	(0.09)
Net increase (decrease) in net assets resulting from operations	0.42	0.37	0.41	0.37	0.46	0.41	0.45
Distributions of net investment income to shareholders	(0.47)	(0.42)	(0.46)	(0.42)	(0.46)	(0.41)	(0.45)
Distributions in excess of net investment income	(0.01)	(0.01)	(0.01)	(0.01)	(0.14)	(0.14)	(0.14)
Net asset value at end of period	$22.32	$22.32	$22.32	$22.32	$23.14	$23.14	$23.14
Total return (3)	1.89%	1.67%	1.82%	1.67%	2.00%	1.79%	1.94%
Common shares outstanding at beginning of the period	142,336	53,807	400	179	110,042	52,027	157
Common shares outstanding at end of period	137,453	53,523	400	236	127,124	54,922	158
Net assets at the beginning of the period	$3,185,463	$1,204,239	$8,959	$4,008	$2,561,941	$1,211,427	$3,646
Net assets at end of period	$3,068,587	$1,194,854	$8,929	$5,274	$2,942,033	$1,271,064	$3,663
Average net assets (4)	$3,233,313	$1,223,968	$8,987	$4,959	$3,010,527	$1,268,911	$3,665
Ratio of net investment income to average net assets (5)	2.10%	1.89%	2.04%	1.89%	2.02%	1.81%	1.97%
Ratio of total expenses to average net assets (5)(7)	1.73%	1.94%	1.80%	1.94%	1.66%	1.87%	1.71%
Ratio of net expenses to average net assets (5)	1.73%	1.94%	1.80%	1.94%	1.66%	1.87%	1.71%
Ratio of portfolio turnover to average investments at fair value (5)	12.13%	12.13%	12.13%	12.13%	6.89%	6.89%	6.89%
Weighted average outstanding debt	$2,774,448	$2,774,448	$2,774,448	$2,774,448	$2,042,351	$2,042,351	$2,042,351
Average debt per share (1)	$13.94	$13.94	$13.94	$13.94	$11.09	$11.09	$11.09
Asset coverage ratio (6)	262.38%	262.38%	262.38%	262.38%	275.22%	275.22%	275.22%

(Share amounts in thousands)	Nine months ended June 30, 2026				Nine months ended June 30, 2025
	Class I	Class S	Class D	Class T	Class I	Class S	Class D
Net asset value at beginning of period	$23.09	$23.09	$23.09	$23.09	$23.56	$23.56	$23.56
Net investment income (1)	1.46	1.31	1.42	1.31	1.50	1.35	1.46
Net unrealized appreciation (depreciation) (1)(2)	(0.53)	(0.53)	(0.53)	(0.53)	(0.08)	(0.08)	(0.08)
Net realized gains (losses) (1)	(0.16)	(0.16)	(0.16)	(0.16)	(0.04)	(0.04)	(0.04)
Net increase (decrease) in net assets resulting from operations	0.77	0.62	0.73	0.62	1.38	1.23	1.34
Distributions of net investment income to shareholders	(1.46)	(1.31)	(1.42)	(1.31)	(1.50)	(1.35)	(1.46)
Distributions in excess of net investment income	(0.08)	(0.08)	(0.08)	(0.08)	(0.30)	(0.30)	(0.30)
Net asset value at end of period	$22.32	$22.32	$22.32	$22.32	$23.14	$23.14	$23.14
Total return (3)	3.44%	2.78%	3.24%	2.78%	6.05%	5.38%	5.86%
Common shares outstanding at beginning of the period	139,709	56,785	174	53	89,884	44,323	81
Common shares outstanding at end of period	137,453	53,523	400	236	127,124	54,922	158
Net assets at the beginning of the period	$3,225,643	$1,310,917	$4,028	$1,217	$2,118,000	$1,044,424	$1,916
Net assets at end of period	$3,068,587	$1,194,854	$8,929	$5,274	$2,942,033	$1,271,064	$3,663
Average net assets (4)	$3,355,817	$1,301,760	$8,608	$3,942	$2,578,139	$1,191,417	$3,046
Ratio of net investment income to average net assets (5)	6.39%	5.77%	6.23%	5.77%	6.41%	5.77%	6.25%
Ratio of total expenses to average net assets (5)(7)	5.07%	5.71%	5.25%	5.71%	5.41%	6.01%	5.58%
Ratio of net expenses to average net assets (5)	5.07%	5.71%	5.25%	5.71%	5.41%	6.01%	5.58%
Ratio of portfolio turnover to average investments at fair value (5)	29.57%	29.57%	29.57%	29.57%	22.31%	22.31%	22.31%
Weighted average outstanding debt	$2,783,135	$2,783,135	$2,783,135	$2,783,135	$2,027,190	$2,027,190	$2,027,190
Average debt per share (1)	$13.58	$13.58	$13.58	$13.58	$12.61	$12.61	$12.61
Asset coverage ratio (6)	262.38%	262.38%	262.38%	262.38%	275.22%	275.22%	275.22%

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
The amount shown may not correspond with the net unrealized appreciation (depreciation) on investments for the three and nine months ended June 30, 2026 and 2025 as it includes the effect of the timing of equity issuances.

(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a distribution reinvestment price equal to the NAV per share at the beginning of the period.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Financial results for the three and nine months ended June 30, 2026 and 2025 have not been annualized for purposes of this ratio.
(6)	Based on outstanding senior securities of $2,624.8 million and $2,409.4 million as of June 30, 2026 and 2025, respectively.
(7)	Total expenses to average net assets is prior to expense support/reimbursements provided by the Adviser.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreements (the “ISDA Master Agreements”) with its derivative counterparties, Bank of New York Mellon, Wells Fargo Securities, LLC and ING Capital LLC. The ISDA Master Agreements permit a single net payment, with each counterparty, in the event of a default or similar event. As of June 30, 2026, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparties with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2026.

Description	Notional Amount to be Purchased		Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		$6,057	A$	8,498	9/10/2026	$177	$—	Derivative asset
Foreign currency forward contract		$15,263	C$	21,113	9/10/2026	334	—	Derivative asset
Foreign currency forward contract		$233,406		€200,000	9/10/2026	4,061	—	Derivative asset
Foreign currency forward contract		$77,815		€66,670	9/10/2026	1,363	—	Derivative liability
Foreign currency forward contract		$233,442		€200,000	9/10/2026	4,097	—	Derivative asset
Foreign currency forward contract		$145		€125	9/10/2026	2	—	Derivative asset
Foreign currency forward contract		€2,622		$3,017	9/10/2026	—	10	Derivative asset
Foreign currency forward contract		€28,756		$32,950	9/10/2026	25		Derivative asset
Foreign currency forward contract		$359,310		£267,268	9/10/2026	4,581	—	Derivative asset
Foreign currency forward contract		$14,444		£10,977	9/10/2026	—	125	Derivative asset
Foreign currency forward contract		$14,285		¥2,267,557	9/10/2026	252	—	Derivative asset
Foreign currency forward contract		$27,597	Nkr	257,702	9/10/2026	1,580	—	Derivative asset
Foreign currency forward contract	Nkr	4,230		$434	9/10/2026	—	7	Derivative asset
Foreign currency forward contract		$37,939	kr	352,852	9/10/2026	1,335	—	Derivative asset
Foreign currency forward contract	kr	1,124		$116	9/10/2026	—	—	Derivative liability
						$17,807	$142
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$5,807	A$	8,803	3/12/2026	$—	$35	Derivative asset
Foreign currency forward contract	$37,756	C$	27,817	12/11/2025	303	—	Derivative asset
Foreign currency forward contract	$15,567		€2,257,924	3/12/2026	38	—	Derivative asset
Foreign currency forward contract	$25,380		£253,837	3/12/2026	—	55	Derivative asset
Foreign currency forward contract	$38,208		¥354,368	12/11/2025	360	—	Derivative asset
Foreign currency forward contract	$15,362		¥21,051	3/12/2026	124	—	Derivative asset
Foreign currency forward contract	$514,722	Nkr	433,136	3/12/2026	1,318	—	Derivative asset
Foreign currency forward contract	$391,119	kr	288,518	12/11/2025	2,658	—	Derivative asset
					$4,801	$90
In connection with the issuance of the 2028 Notes, the 2029 Notes and the 2030 Notes, the Company entered into interest rate swap agreements with the BNP Paribas, Morgan Stanley Bank, N.A. and Royal Bank of Canada pursuant to ISDA Master Agreements.

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)
Certain information related to the Company’s interest rate swaps is presented below as of June 30, 2026.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$1,913	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	—	1,490	Derivative liability
Interest rate swap	$400,000	7/15/2030	—	4,450	Derivative liability
			$1,913	$5,940

Certain information related to the Company’s interest rate swaps is presented below as of September 30, 2025.

Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$350,000	11/14/2028	$8,940	$—	Derivative asset
Interest rate swap	$400,000	7/23/2029	6,493	—	Derivative asset
Interest rate swap	$400,000	7/15/2030	4,038	—	Derivative asset
			$19,471	$—

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2026, off-balance sheet arrangements consisted of $824.6 million of unfunded commitments, which was composed of $788.5 million to provide debt financing to certain of the Company’s portfolio companies and $36.1 million to provide financing to EDL JV, all of which can be drawn immediately. As of September 30, 2025, off-balance sheet arrangements consisted of $931.5 million of unfunded commitments to provide debt financing to certain of the Company’s portfolio companies. Of the $931.5 million, approximately $918.9 million could be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of June 30, 2026 and September 30, 2025 is shown in the table below:

	June 30, 2026	September 30, 2025
PPW Aero Buyer, Inc.	$51,594	$64,950
Empire Bidco AB	40,072	45,163
OSCF EDL JV, LLC	36,137	—
Truck-Lite Co., LLC	29,185	32,010
Pike Corporation	27,144	—
RWK Midco AB	26,596	35,762
Integrity Marketing Acquisition, LLC	24,535	26,386
LDS Buyer, LLC	21,958	24,418
Biscuit Parent, LLC	20,054	31,037
Everbridge, Inc.	19,899	19,899
Enverus Holdings, Inc.	17,080	4,664
Spruce Bidco I Inc.	16,097	26,341
US WorldMeds Ventures, LLC	15,892	15,892
PAI Financing Merger Sub LLC	15,790	15,790
Creek Parent, Inc.	15,207	15,207
Geo Topco Corporation	14,940	16,500

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

	June 30, 2026	September 30, 2025
SEI Holding I Corporation	$14,128	$14,400
Janus Bidco Limited	13,999	15,760
TBRS, Inc.	13,508	13,697
IDF 14 FinanceCo, LLC	13,381	—
London Buyer, LLC	11,998	—
Tequilas Premium, Inc.	11,990	—
F&M Buyer LLC	11,435	11,435
eShipping, LLC	10,729	—
Blue Bidco Ltd	10,574	2,229
NFO Orange Buyer LLC	10,447	—
Poseidon Midco AB	10,247	32,131
Sorenson Communications, LLC	10,177	10,177
Microf Funding V LLC	9,992	9,992
West Star Aviation Acquisition LLC	9,992	21,278
Atlas Borrower, LLC	9,883	9,883
Whitney Merger Sub, Inc.	9,771	9,772
Kite Midco II Inc.	9,609	9,609
ASP Integrity Acquisition Co LLC	9,574	15,956
IW Buyer LLC	9,348	6,252
Premium Parent, LLC	9,264	—
Grand River Aseptic Manufacturing, Inc.	9,237	9,237
Monotype Imaging Holdings Inc.	9,036	13,501
MRI Software LLC	8,939	5,313
Nellson Nutraceutical, LLC	8,701	11,283
AVSC Holding Corp.	8,207	12,016
Kairos Intermediateco AB	8,111	9,092
Sierra Enterprises, LLC	7,264	7,264
THG Acquisition, LLC	7,189	14,729
Draken International, LLC	6,931	22,175
PetVet Care Centers, LLC	6,724	19,210
Protein For Pets Opco, LLC	6,639	4,847
Inventus Power, Inc.	6,363	3,808
Monroe Engineering Group LLC	6,326	—
Project Accelerate Parent, LLC	6,250	6,250
Optimizely North America Inc.	6,239	7,109
Neptune Bidco US Inc.	6,125	6,863
North Star Acquisitionco, LLC	5,912	9,282
WP CPP Holdings, LLC	5,831	5,831
ACP Falcon Buyer Inc	5,333	5,333
Bayou Intermediate II, LLC	5,216	16,209
Icefall Parent, Inc.	5,144	5,144
Bamboo IDE8 Insurance Services, LLC	4,794	—
Crewline Buyer, Inc.	4,573	4,573
Next Holdco, LLC	4,489	16,443
Minotaur Acquisition, Inc.	4,174	11,132
Evergreen IX Borrower 2023, LLC	4,006	4,006
Lightbox Intermediate, L.P.	3,752	3,845
Legends Hospitality Holding Company, LLC	3,735	6,142
Resistance Holdings, Inc.	3,484	—
Pluralsight, LLC	3,351	3,351
Jeppesen Holdings, LLC	3,312	—
Centralsquare Technologies, LLC	3,302	3,302
Flexera Software LLC	3,129	3,129
Bamboo US Bidco LLC	3,060	8,701
Silk Holdings III LLC	2,255	—
Kings Buyer, LLC	2,183	5,914
Dukes Root Control Inc.	2,090	1,906
NFM & J, L.P.	1,971	14,982

OAKTREE STRATEGIC CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except per share amounts and as otherwise indicated)
(unaudited)

	June 30, 2026	September 30, 2025
MRO Florida, Inc.	$1,856	$—
USIC Holdings, Inc.	1,327	5,324
Cielo Bidco Limited	1,308	5,947
Transit Buyer LLC	1,230	1,950
iCIMs, Inc.	978	988
Grove Hotel Parcel Owner, LLC	884	1,768
Propio LS, LLC	792	1,029
Coupa Holdings, LLC	307	2,122
LSL Holdco, LLC	284	325
Eyesouth Eye Care Holdco LLC	3	2,069
107-109 Beech OAK22 LLC	—	8,544
ASP-R-PAC Acquisition Co LLC	—	153
BioXcel Therapeutics, Inc.	—	3,577
Galileo Parent, Inc.	—	3,463
OneOncology, LLC	—	29,986
SumUp Holdings Luxembourg	—	12,795
Verona Pharma, Inc.	—	9,011
Violin Finco Guernsey Limited	—	3,933
	$824,572	$931,496

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended June 30, 2026, except as discussed below.

Share Issuances

On July 1, 2026, the Company issued and sold pursuant to its continuous public offering 119,551 Class I shares for proceeds of $2.7 million, 157,706 Class S shares for proceeds of $3.5 million and 44,102 Class T shares for proceeds of $1.0 million.

Distributions

On July 27, 2026, the Board of Trustees of the Company declared a regular distribution on its outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1600	$—	$0.1600
Class S shares	$0.1600	$0.0158	$0.1442
Class D shares	$0.1600	$0.0047	$0.1553
Class T shares	$0.1600	$0.0158	$0.1442

The distribution is payable to shareholders of record as of July 29, 2026 and will be paid on or about August 27, 2026. The distribution will be paid in cash or reinvested in Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Oaktree Strategic Credit Fund                 Schedule 12-14
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2026
(unaudited)

Portfolio Company (1)	Industry	Investment Type	Index	Spread	Cash	PIK Rate	Maturity Date	Shares	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2025	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2026	% of Total Net Assets
Control Investments
OSCF EDL JV, LLC	Multi-Sector Holdings	Membership Interest						25.00%		$—	$—	$—	$13,148	$—	$13,148	0.3%
Total Control Investments										$—	$—	$—	$13,148	$—	$13,148	0.3%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.
(2)Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.
(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest (net of non-accrual amounts) and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

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
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of current global economic conditions, including those caused by inflation, an elevated interest rate environment and geopolitical events on all of the foregoing.
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
Our investment objective is to generate stable current income and long-term capital appreciation. We seek to meet our investment objective by primarily investing in private debt opportunities, including first lien loans (which may include

“unitranche” loans and “last out” first lien loans, which are loans that are second priority behind “first out” first lien loans), second lien loans, unsecured and mezzanine loans, bonds and preferred and common equity, including certain equity co-investments.
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
As of June 30, 2026, we have issued and sold 165,375,644 Class I shares for an aggregate purchase price of $3,877.8 million of which $100.0 million was purchased by an affiliate of the Adviser, 59,629,070 Class S shares for an aggregate purchase price of $1,399.0 million, 397,438 Class D shares for an aggregate purchase price of $9.2 million and 232,464 Class T shares for an aggregate purchase price of $5.3 million.

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
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. These investments are generally not redeemable.
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
The fair value of our investments as of June 30, 2026 and September 30, 2025 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
As of June 30, 2026, we held $6,796.8 million of investments at fair value, down from $6,899.0 million held at September 30, 2025, primarily driven by realized and unrealized losses during the nine months ended June 30, 2026.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2026, there was one investment on non-accrual status that represented 0.1% and less than 0.1% of total debt investments at cost and fair value, respectively. As of September 30, 2025, there was one investment on non-accrual status that represented 0.2% and less than 0.1% of total debt investments at cost and fair value, respectively.
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

Portfolio Composition
As of June 30, 2026, the fair value of our investment portfolio was $6,796.8 million and was composed of investments in 152 portfolio companies, including $13.1 million in limited liability company, or LLC, equity interests of OSCF EDL JV, LLC, or EDL JV, a joint venture through which we and Pantheon Sapling LP, or Pantheon, co-invest predominantly in first lien senior secured loans to European borrowers. As of September 30, 2025, the fair value of our investment portfolio was $6,899.0 million and was composed of investments in 158 portfolio companies.
As of June 30, 2026 and September 30, 2025, our investment portfolio consisted of the following:

	June 30, 2026	September 30, 2025
Cost:
Senior Secured Debt	92.53%	93.45%
Subordinated Debt	6.98%	6.17%
Equity Investment in EDL JV	0.19%	—%
Common Equity and Warrants	0.16%	0.17%
Preferred Equity	0.14%	0.21%
Total	100.00%	100.00%

	June 30, 2026	September 30, 2025
Fair Value:
Senior Secured Debt	92.41%	93.32%
Subordinated Debt	7.08%	6.22%
Equity Investment in EDL JV	0.19%	—%
Preferred Equity	0.19%	0.27%
Common Equity and Warrants	0.13%	0.19%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	June 30, 2026	September 30, 2025
Fair Value:
Application Software	14.64%	15.57%
Aerospace & Defense	6.29%	6.42%
Health Care Services	5.30%	5.90%
Health Care Equipment	5.26%	3.25%
Pharmaceuticals	4.16%	4.56%
Diversified Support Services	3.84%	3.91%
Life Sciences Tools & Services	3.49%	4.53%
Specialized Finance	3.23%	3.53%
Interactive Media & Services	3.19%	3.82%
Packaged Foods & Meats	3.11%	3.24%
Systems Software	2.67%	3.35%
Diversified Financial Services	2.64%	2.15%
Building Products	2.56%	2.60%
Construction & Engineering	2.55%	1.47%
Health Care Supplies	2.53%	2.23%
Specialized Consumer Services	2.31%	2.57%
Electrical Components & Equipment	2.20%	1.40%
Insurance Brokers	2.07%	1.92%
Education Services	2.04%	2.26%
Alternative Carriers	1.93%	0.66%
Air Freight & Logistics	1.89%	0.75%
Cable & Satellite	1.80%	0.99%
Health Care Technology	1.60%	1.78%
Passenger Ground Transportation	1.40%	—%
Construction Machinery & Heavy Transportation Equipment	1.27%	1.24%
Environmental & Facilities Services	1.24%	1.19%
Drug Retail	1.22%	1.22%
Communications Equipment	1.13%	1.18%
Distillers & Vintners	1.05%	—%
Oil & Gas Exploration & Production	1.00%	—%
Distributors	0.89%	0.83%
Real Estate Services	0.87%	0.85%
Soft Drinks & Non-alcoholic Beverages	0.84%	0.82%
Industrial Machinery & Supplies & Components	0.81%	0.84%
Casinos & Gaming	0.80%	—%
Property & Casualty Insurance	0.70%	1.13%
Advertising	0.62%	—%
Office Services & Supplies	0.61%	1.04%
Diversified Chemicals	0.58%	0.73%
Research & Consulting Services	0.57%	1.29%
Multi-Sector Holdings (1)	0.53%	1.25%
Personal Care Products	0.52%	—%
Trading Companies & Distributors	0.33%	0.56%
Hotels, Resorts & Cruise Lines	0.30%	0.29%
Consumer Finance	0.29%	0.29%
Wireless Telecommunication Services	0.29%	0.40%
Internet Services & Infrastructure	0.21%	—%
Biotechnology	0.15%	0.18%
Health Care Distributors	0.15%	0.15%
Paper & Plastic Packaging Products & Materials	0.14%	0.55%
Food Distributors	0.10%	0.54%
Movies & Entertainment	0.09%	0.67%
Other Specialty Retail	—%	1.03%
Asset Management & Custody Banks	—%	0.79%
Financial Exchanges & Data	—%	0.69%
Footwear	—%	0.50%
Gold	—%	0.32%
Specialty Chemicals	—%	0.25%
Metal, Glass & Plastic Containers	—%	0.17%
Real Estate Development	—%	0.15%
Total	100.00%	100.00%
_________
(1) This industry includes our investment in EDL JV.

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	June 30, 2026	September 30, 2025
United States	85.58%	82.89%
Sweden	4.69%	4.54%
United Kingdom	3.82%	6.01%
Germany	1.80%	2.69%
Netherlands	1.51%	1.68%
Luxembourg	1.05%	1.38%
Greece	0.80%	—%
Mexico	0.53%	—%
Switzerland	0.15%	0.15%
Jamaica	0.07%	0.07%
Australia	0.00%	0.03%
Canada	—%	0.32%
Costa Rica	—%	0.24%
Total	100.00%	100.00%
See the Schedule of Investments as of June 30, 2026 and September 30, 2025, in our consolidated financial statements in Part I, Item 1, of this quarterly report on Form 10-Q, for more information on these investments, including a list of companies and the type, cost and fair value of investments.

OSCF EDL JV, LLC
In May 2026, we entered into an LLC agreement with Pantheon to form EDL JV. We co-invest with Pantheon predominantly in first lien senior secured loans to European borrowers through our investment in EDL JV. EDL JV is managed by an eight-person Board of Directors, four of whom are selected by us and four of whom are selected by Pantheon. All portfolio decisions and investment decisions in respect of EDL JV must be approved by a quorum of directors, with approval from at least one director selected by us and one director selected by Pantheon required. Since we do not have a controlling financial interest in EDL JV, we do not consolidate EDL JV. EDL JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
EDL JV is capitalized pro rata with LLC equity interests as transactions are completed. As of June 30, 2026, we and Pantheon owned 25% and 75%, respectively, of the LLC equity interests of EDL JV.
As of June 30, 2026, we and Pantheon had funded approximately €46.0 million to EDL JV, of which €11.5 million was from us. As of June 30, 2026, we had a commitment to fund LLC equity interests of EDL JV of €41.7 million, of which €30.2 million was unfunded.
Both the cost and fair value of the LLC equity interests in EDL JV held by us were $13.1 million as of June 30, 2026. We earned zero in dividend income for the period from June 22, 2026 to June 30, 2026 with respect to our investment in the LLC equity interests of EDL JV.
Below is a summary of EDL JV’s portfolio as of June 30, 2026:

June 30, 2026
Senior secured loans (1)	€108,443
Weighted average interest rate on senior secured loans (2)	7.89%
Number of borrowers in EDL JV	15
Largest exposure to a single borrower (1)	€8,612
Total of five largest loan exposures to borrowers (1)	€42,878
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on performing senior secured loans at fair value.
See “Note 3. Portfolio Investments” in the notes to the accompanying financial statements for more information on EDL JV and its portfolio.

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
Comparison of three and nine months ended June 30, 2026 and June 30, 2025
Investment Income
Total investment income for the three months ended June 30, 2026 was $171.7 million and consisted of $171.1 million of interest income primarily from portfolio investments (including $5.3 million of PIK interest income), $0.6 million of fee income and less than $0.1 million of dividend income. Total investment income for the three months ended June 30, 2025 was $155.5 million and consisted of $155.1 million of interest income primarily from portfolio investments (including $2.3 million of PIK interest income) and $0.4 million of fee income. The increase in our total investment income for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily driven by an increase in the size of the our portfolio.
Total investment income for the nine months ended June 30, 2026 was $536.2 million and consisted of $524.0 million of interest income primarily from portfolio investments (including $9.3 million of PIK interest income), $11.9 million of fee income and $0.4 million of dividend income. Total investment income for the nine months ended June 30, 2025 was $441.8 million and consisted of $438.1 million of interest income primarily from portfolio investments (including $7.5 million of PIK interest income) and $3.7 million of fee income. The increase in our total investment income for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025, was primarily driven by an increase in the size of the our portfolio.
Based on fair value as of June 30, 2026, the weighted average yield on our debt investments was 9.2%, down from 10.0% as of June 30, 2025. Based on fair value as of June 30, 2026, the weighted average yield on our total portfolio was 9.2%, down from 10.0% as of June 30, 2025.

Expenses

Net expenses for the three months ended June 30, 2026 were $80.1 million, up significantly from $72.4 million for the three months ended June 30, 2025. Net expenses for the nine months ended June 30, 2026 were $245.2 million, up significantly from $208.5 million for the nine months ended June 30, 2025. The increase in expenses for both periods was primarily driven by a larger investment portfolio attributable to new capital raised pursuant to our continuous public offering and an increase in borrowings under our credit facilities and issuance of unsecured notes. Net expenses consisted of the following:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the nine months ended June 30, 2026	For the nine months ended June 30, 2025
Expenses:
Base management fee	$13,937	$13,345	$43,735	$35,278
Investment income incentive fee	13,407	12,243	42,428	33,934
Capital gains incentive fee	—	100	(1,211)	(2,372)
Professional fees	1,967	1,496	5,421	3,926
Class S, Class T and Class D distribution and shareholder servicing fees	2,597	2,658	8,333	7,523
Board of trustees fees	116	116	348	348
Organization expenses	—	3	—	5
Amortization of continuous offering costs	151	589	920	1,508
Interest expense	45,951	40,474	139,527	124,871
Administrator expense	774	556	2,284	1,162
General and administrative expenses	1,207	865	3,433	2,361
Total expenses	$80,107	$72,445	$245,218	$208,544
For the three and nine months ended June 30, 2026, base management fees were $13.9 million and $43.7 million, respectively. For the three and nine months ended June 30, 2025, base management fees were $13.3 million and $35.3 million, respectively. For the three and nine months ended June 30, 2026, investment income incentive fees were $13.4 million and $42.4 million, respectively. For the three and nine months ended June 30, 2025, investment income incentive fees were $12.2 million and $33.9 million, respectively. See Note 9, Related Party Transactions, to our Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $2.1 million for the three months ended June 30, 2026. This consisted of $7.8 million net unrealized appreciation of foreign currency cash and forward contracts, partially offset by $3.1 million of net unrealized depreciation on debt investments, $2.2 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $0.4 million of net unrealized depreciation on equity investments.
Net unrealized appreciation was $16.8 million for the three months ended June 30, 2025. This consisted of $43.7 million of net unrealized appreciation on debt investments and $2.9 million of net unrealized appreciation on equity investments, partially offset by $17.0 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $12.8 million of net unrealized depreciation of foreign currency forward contracts.
Net unrealized depreciation was $108.1 million for the nine months ended June 30, 2026. This consisted of $130.4 million of net unrealized depreciation on debt investments, $5.2 million of net unrealized depreciation on equity investments and $0.8 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), partially offset by $28.3 million of net unrealized appreciation of foreign currency cash and forward contracts.
Net unrealized depreciation was $13.2 million for the nine months ended June 30, 2025. This consisted of $34.5 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $8.5 million of net unrealized depreciation of foreign currency forward contracts, partially offset by $24.6 million of net unrealized appreciation on debt investments and $5.3 million of net unrealized appreciation on equity investments.
Net Realized Gains (Losses)
Net realized losses were $9.9 million and $31.4 million for the three and nine months ended June 30, 2026, respectively, which was primarily driven by realized losses related to the exits of certain investments, partially offset by realized gains related to foreign currency forward contracts. Net realized losses were $16.0 million and $5.8 million for the three and nine months ended June 30, 2025, respectively, which was primarily driven by realized losses related to foreign currency forward contracts, partially offset by realized gains related to the exits of certain investments.

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
For the nine months ended June 30, 2026, we experienced a net decrease in cash and cash equivalents of $42.3 million. During that period, net cash provided by operation activities was $119.3 million, primarily from $2,109.8 million of principal payments and sale proceeds received and the cash activities related to $289.8 million of net investment income, partially offset by funding $2,128.0 million of investments. During the same period, cash used by financing activities was $162.2 million, due primarily from $562.5 million of share repurchases paid and $235.2 million of distributions paid to shareholders, partially offset by $516.1 million of proceeds from the issuance of common shares and $122.1 million of net borrowings under the credit facilities.
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
As of June 30, 2026, we had $218.1 million of cash and cash equivalents (including restricted cash of $61.0 million), portfolio investments (at fair value) of $6,796.8 million, $50.4 million of interest receivable, $1,668.5 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations), $70.8 million of net receivables from unsettled transactions, $1,471.5 million of borrowings outstanding under our credit facilities and $1,134.5 million of unsecured notes payable (net of unamortized financing costs, unaccreted discount and interest rate swap fair value adjustment).
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2026, our only off-balance sheet arrangements consisted of $824.6 million which was composed of $788.5 million to provide debt financing to certain of our portfolio companies and $36.1 million to providing financing to the EDL JV. All of the $824.6 million of unfunded commitments can be drawn immediately. As of September 30, 2025, our only off-balance sheet arrangements consisted of $931.5 million of unfunded commitments, approximately $918.9 million can be drawn immediately with the remaining amount subject to certain milestones that must be met by portfolio companies or other restrictions. Such commitments are subject to the portfolio company’s satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations

	Debt Outstanding as of September 30, 2025	Debt Outstanding as of June 30, 2026	Weighted average debt outstanding for the nine months ended June 30, 2026	Maximum debt outstanding for the nine months ended June 30, 2026
ING Credit Agreement	$370,000	$311,000	$443,059	$624,000
JPM SPV Facility	566,000	525,000	569,641	660,000
DBNY SPV Facility	280,000	317,900	331,980	355,000
MS SPV Facility	133,400	317,600	288,455	400,000
2028 Notes	350,000	350,000	350,000	350,000
2029 Notes	400,000	400,000	400,000	400,000
2030 Notes	400,000	400,000	400,000	400,000
Total debt	$2,499,400	$2,621,500	$2,783,135

	Payments due by period as of June 30, 2026
	Total	< 1 year	1-3 years	3-5 years
ING Credit Agreement	$311,000	$—	$—	$311,000
Interest due on ING Credit Agreement	64,325	17,001	34,002	13,322
JPM Loan and Security Agreement	525,000	—	—	525,000
Interest due on JPM Loan and Security Agreement	116,530	29,053	58,106	29,371
DBNY Loan Financing and Servicing Agreement	317,900	—	—	317,900
Interest due on DBNY Loan Financing and Servicing Agreement	51,742	16,847	33,694	1,201
MS Loan and Servicing Agreement	317,600	—	—	317,600
Interest due on MS Loan and Servicing Agreement	52,995	17,601	35,202	192
2028 Notes	350,000	—	350,000	—
Interest due on 2028 Notes	64,031	26,926	37,105	—
2029 Notes	400,000	—	—	400,000
Interest due on 2029 Notes	76,834	25,062	50,124	1,648
2030 Notes	400,000	—	—	400,000
Interest due on 2030 Notes	99,649	24,659	49,318	25,672
Total	$3,147,606	$157,149	$647,551	$2,342,906
Equity Activity
As of June 30, 2026, we have issued and sold 165,375,644 Class I shares for an aggregate purchase price of $3,877.8 million, 59,629,070 Class S shares for an aggregate purchase price of $1,399.0 million, 397,438 Class D shares for an aggregate purchase price of $9.2 million and 232,464 Class T shares for an aggregate purchase price of $5.3 million. As of June 30, 2026, we have issued 5,100,409 Class I shares, 6,306,718 Class S shares, 11,164 Class D shares and 3,766 Class T shares pursuant to our distribution reinvestment plan.

The following table summarizes transactions in Common Shares for the nine months ended June 30, 2026:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	18,025,078	$412,982
Share transfers between classes	207,348	4,702
Issuance of Common Shares under distribution reinvestment plan	1,534,682	34,001
Share repurchases, net of early repurchase deduction	(22,024,266)	(495,789)
Net increase (decrease)	(2,257,158)	$(44,104)
Class S
Issuance of Common Shares in public offering	4,101,363	$93,683
Share transfers between classes	(201,989)	(4,581)
Issuance of Common Shares under distribution reinvestment plan	1,869,485	42,226
Share repurchases, net of early repurchase deduction	(9,031,073)	(203,281)
Net increase (decrease)	(3,262,214)	$(71,953)
Class D
Issuance of Common Shares in public offering	232,185	$5,336
Share transfers between classes	(5,360)	(121)
Issuance of Common Shares under distribution reinvestment plan	4,036	63
Share repurchases, net of early repurchase deduction	(5,336)	(120)
Net increase (decrease)	225,525	$5,158
Class T
Issuance of Common Shares in public offering	179,733	$4,100
Issuance of Common Shares under distribution reinvestment plan	3,766	73
Net increase (decrease)	183,499	$4,173
Total net increase (decrease)	(5,110,348)	$(106,726)

The following table summarizes transactions in Common Shares for the nine months ended June 30, 2025:

	Shares	Amount
Class I
Issuance of Common Shares in private and public offering	43,490,558	$1,015,107
Share transfers between classes	72,671	1,700
Issuance of Common Shares under distribution reinvestment plan	1,419,706	33,561
Share repurchases, net of early repurchase deduction	(7,742,619)	(179,433)
Net increase (decrease)	37,240,316	$870,935
Class S
Issuance of Common Shares in public offering	10,515,826	$246,239
Share transfers between classes	(72,671)	(1,700)
Issuance of Common Shares under distribution reinvestment plan	1,803,828	41,881
Share repurchases, net of early repurchase deduction	(1,648,328)	(38,332)
Net increase (decrease)	10,598,655	$248,088
Class D
Issuance of Common Shares in public offering	76,766	$1,803
Issuance of Common Shares under distribution reinvestment plan	3,510	81
Share repurchases, net of early repurchase deduction	(3,287)	(77)
Net increase (decrease)	76,989	$1,807
Total net increase (decrease)	47,915,960	$1,120,830

Net Asset Value per Share and Offering Price
We determine NAV per share for each class of shares as of the last calendar day of each month. Share issuances pursuant to accepted monthly subscriptions are effective the first calendar day of each month. Shares are issued and sold at a purchase price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S, Class D and Class T shares for the nine months ended June 30, 2026 and 2025.

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2025	$22.98	$22.98	$22.98	$22.98
November 30, 2025	$22.95	$22.95	$22.95	$22.95
December 31, 2025	$22.93	$22.93	$22.93	$22.93
January 31, 2026	$22.87	$22.87	$22.87	$22.87
February 28, 2026	$22.64	$22.64	$22.64	$22.64
March 31, 2026	$22.38	$22.38	$22.38	$22.38
April 30, 2026	$22.39	$22.39	$22.39	$22.39
May 31, 2026	$22.41	$22.41	$22.41	$22.41
June 30, 2026	$22.32	$22.32	$22.32	$22.32

	Class I Shares	Class S Shares	Class D Shares	Class T Shares
October 31, 2024	$23.55	$23.55	$23.55	—
November 30, 2024	$23.56	$23.56	$23.56	—
December 31, 2024	$23.52	$23.52	$23.52	—
January 31, 2025	$23.49	$23.49	$23.49	—
February 28, 2025	$23.41	$23.41	$23.41	—
March 31, 2025	$23.28	$23.28	$23.28	—
April 30, 2025	$23.12	$23.12	$23.12	—
May 31, 2025	$23.16	$23.16	$23.16	—
June 30, 2025	$23.14	$23.14	$23.14	—

Distributions
The Board authorizes and declares monthly distribution amounts per outstanding Common Share. The following table presents distributions that were declared during the nine months ended June 30, 2026:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1800	$26,082
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1800	26,767
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1800	27,313
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1800	26,662
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1800	27,014
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1600	24,156
Monthly	April 23, 2026	April 28, 2026	May 27, 2026	0.1600	22,910
Monthly	May 26, 2026	May 27, 2026	June 26, 2026	0.1600	23,051
Monthly	June 23, 2026	June 26, 2026	July 29, 2026	0.1600	23,167
				$1.5400	$227,122

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$9,459
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1637	9,608
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	9,724
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1638	9,454
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1638	9,565
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1440	8,501
Monthly	April 23, 2026	April 28, 2026	May 27, 2026	0.1442	7,803
Monthly	May 26, 2026	May 27, 2026	June 26, 2026	0.1441	7,844
Monthly	June 23, 2026	June 26, 2026	July 29, 2026	0.1441	7,931
				$1.3950	$79,889

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1752	$31
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1752	71
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1752	71
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1752	71
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1752	71
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1553	63
Monthly	April 23, 2026	April 28, 2026	May 27, 2026	0.1553	62
Monthly	May 26, 2026	May 27, 2026	June 26, 2026	0.1553	62
Monthly	June 23, 2026	June 26, 2026	July 29, 2026	0.1553	62
				$1.4972	$564

				Class T
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 23, 2025	October 30, 2025	November 26, 2025	$0.1636	$19
Monthly	November 25, 2025	November 27, 2025	December 29, 2025	0.1637	23
Monthly	December 24, 2025	December 29, 2025	February 2, 2026	0.1637	23
Monthly	January 26, 2026	January 28, 2026	February 26, 2026	0.1638	25
Monthly	February 24, 2026	February 25, 2026	March 27, 2026	0.1638	28
Monthly	March 25, 2026	March 27, 2026	April 28, 2026	0.1440	26
Monthly	April 23, 2026	April 28, 2026	May 27, 2026	0.1442	30
Monthly	May 26, 2026	May 27, 2026	June 26, 2026	0.1441	32
Monthly	June 23, 2026	June 26, 2026	July 29, 2026	0.1441	34
				$1.3950	$240

The following table presents distributions that were declared during the nine months ended June 30, 2025:

				Class I
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.2000	$18,473
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.2000	18,965
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.2000	19,552
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.2000	20,068
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.2000	21,111
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.2000	22,009
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.2000	24,397
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.2000	26,500
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.2000	26,775
				$1.8000	$197,850

				Class S
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1833	$8,415
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1833	8,632
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1833	8,816
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1833	9,026
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1834	9,278
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1834	9,543
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.1835	9,817
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.1836	10,006
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.1836	10,233
				$1.6507	$83,766

				Class D
Distribution	Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
Monthly	October 24, 2024	October 30, 2024	November 26, 2024	$0.1951	$16
Monthly	November 26, 2024	November 27, 2024	December 27, 2024	0.1951	21
Monthly	December 26, 2024	December 27, 2024	February 3, 2025	0.1951	22
Monthly	January 28, 2025	January 29, 2025	February 26, 2025	0.1951	22
Monthly	February 24, 2025	February 26, 2025	March 27, 2025	0.1951	24
Monthly	March 24, 2025	March 27, 2025	April 28, 2025	0.1951	31
Monthly	April 23, 2025	April 28, 2025	May 28, 2025	0.1952	31
Monthly	May 27, 2025	May 28, 2025	June 26, 2025	0.1952	31
Monthly	June 25, 2025	June 26, 2025	July 29, 2025	0.1952	31
				$1.7562	$229
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

During the nine months ended June 30, 2026, we repurchased pursuant to such tender offers an aggregate of 22,024,266 Class I shares, 9,031,073 Class S shares, 5,336 Class D shares and zero Class T shares. The following table presents the share repurchases completed during the nine months ended June 30, 2026:

Repurchase Pricing Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Amount Repurchased (all classes)
December 31, 2025	8,334,146	4.24%	$22.93	$191,101
March 31, 2026 (2)	13,869,408	6.82%	22.38	310,398
June 30, 2026	8,857,122	4.50%	22.32	197,691
_____________________
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown exclude a transaction in which an indirect affiliate of our investment adviser agreed to purchase a portion of an existing investor's shares at our net asset value per share at June 30, 2026.

During the nine months ended June 30, 2025, we repurchased pursuant to such tender offers an aggregate of 7,742,619 Class I and 1,648,328 Class S shares and 3,287 Class D shares. The following table presents the share repurchases completed during the nine months ended June 30, 2025:

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
Leverage
To seek to enhance our returns, we use and expect to continue to use leverage as market conditions permit and at the discretion of the Adviser. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On December 17, 2021, our sole shareholder approved the adoption of the 150% asset coverage requirement pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage is expected to be applied on a position-by-position basis, meaning little-to-no leverage may be applied to certain investments, while others may have more leverage applied. Any such leverage would also be expected to increase the total capital available for investment by us. We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. As of June 30, 2026, we had $2,624.8 million in senior securities and our asset coverage ratio was 262.38%.
ING Credit Agreement

On March 25, 2022, we entered into the ING Credit Agreement. As of June 30, 2026, the size of the ING Credit Agreement facility is $1,640 million (the “Maximum Commitment”), and the ING Facility has an availability period (the “Availability Period”) through April 11, 2029 during which loans may be made and a stated maturity date of April 11, 2030 (the “Maturity Date”). Following the Availability Period, we will be required in certain circumstances to prepay loans prior to the Maturity Date. The ING Credit Agreement provides for the issuance of letters of credit during the Availability Period in an aggregate amount of $25 million. Borrowings under the ING Credit Agreement may be used for general corporate purposes, including making investments and permitted distributions.

All obligations under the ING Credit Agreement are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the present and future property and assets of us and of the current and certain future subsidiaries of us and guaranteed by such subsidiaries.

See Note 6. Borrowings for additional information on the ING Credit Agreement.
As of June 30, 2026, we were in compliance with all financial covenants under the ING Credit Agreement.
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
Below is a summary of our credit facilities as of June 30, 2026 and September 30, 2025:

	June 30, 2026
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,640.0	$311.0	$1,329.0	$8.9	4/11/2029	4/11/2030
JPM SPV Facility	700.0	525.0	175.0	4.2	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	317.9	82.1	2.7	7/25/2028	7/25/2029
MS SPV Facility	400.0	317.6	82.4	2.6	7/3/2028	7/3/2029
Total	$3,140.0	$1,471.5	$1,668.5	$18.4

	September 30, 2025
($ in millions)	Aggregate Principal Committed	Outstanding Principal	Unfunded Commitment	Unamortized Debt Financing Costs	Availability Period	Maturity Date
ING Credit Agreement	$1,235.0	$370.0	$865.0	$8.5	4/11/2029	4/11/2030
JPM SPV Facility	700.0	566.0	134.0	4.9	7/3/2029	7/3/2030
DBNY SPV Facility	400.0	280.0	120.0	3.4	7/25/2028	7/25/2029
MS SPV Facility	400.0	133.4	266.6	3.2	7/3/2028	7/3/2029
Total	$2,735.0	$1,349.4	$1,385.6	$20.0

Below is a summary of our unsecured notes as of June 30, 2026 and September 30, 2025:

	June 30, 2026
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.1)	$(0.8)	$1.9	$349.0	$366.1	11/14/2028
2029 Notes	400.0	(3.1)	(1.5)	(1.5)	393.9	403.2	7/23/2029
2030 Notes	400.0	(3.9)	(0.1)	(4.4)	391.6	399.4	7/15/2030
Total	$1,150.0	$(9.1)	$(2.4)	$(4.0)	$1,134.5	$1,168.7

	September 30, 2025
($ in millions)	Outstanding Principal	Unamortized Financing Costs	Unaccreted Discount	Swap Fair Value Adjustment	Carrying Value	Fair Value	Maturity Date
2028 Notes	$350.0	$(2.8)	$(1.1)	$9.0	$355.1	$380.1	11/14/2028
2029 Notes	400.0	(3.8)	(1.8)	6.5	400.9	415.1	7/23/2029
2030 Notes	400.0	(4.7)	(0.1)	4.0	399.2	408.9	7/15/2030
Total	$1,150.0	$(11.3)	$(3.0)	$19.5	$1,155.2	$1,204.1
The table below presents the components of interest expense for the following periods:

($ in millions, except percentage)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Stated interest expense	$42.5	$35.2	$128.6	$107.6
Credit facility fees	1.9	2.6	5.0	8.2
Amortization of debt financing costs	2.2	2.2	6.8	6.5
Effect of interest rate swaps	(0.7)	0.5	(0.9)	2.6
Total interest expense	$45.9	$40.5	$139.5	$124.9
Weighted average interest rate (1)	5.964%	6.915%	6.053%	7.117%
Weighted average outstanding balance	$2,774.4	$2,042.4	$2,783.1	$2,027.2
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

Recent Developments
Share Issuances

On July 1, 2026, we issued and sold pursuant to our continuous public offering 119,551 Class I shares for proceeds of $2.7 million, 157,706 Class S shares for proceeds of $3.5 million and 44,102 Class T shares for proceeds of $1.0 million.

Distributions

On July 27, 2026, our Board of Trustees declared a regular distribution on our outstanding Common Shares in the amount per share set forth below:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I shares	$0.1600	$—	$0.1600
Class S shares	$0.1600	$0.0158	$0.1442
Class D shares	$0.1600	$0.0047	$0.1553
Class T shares	$0.1600	$0.0158	$0.1442
The distribution is payable to shareholders of record as of July 29, 2026 and will be paid on August 27, 2026. The distribution was paid in cash or reinvested in Common Shares for shareholders participating in our distribution reinvestment plan.

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
As of June 30, 2026, 94.0% of our debt investment portfolio at fair value bore interest at floating rates. As of September 30, 2025, 93.4% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2026 and September 30, 2025 was as follows:

	June 30, 2026		September 30, 2025
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$1,356,622	21.34%	$1,812,813	28.27%
>0% and <1%	3,068,970	48.30	3,061,604	47.73
1%	1,656,316	26.07	1,301,903	20.30
>1%	272,339	4.29	237,517	3.70
Total	$6,354,247	100.00%	$6,413,837	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2026, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$161,975	$(65,538)	$96,437
200	129,580	(52,430)	77,150
150	97,185	(39,323)	57,862
100	64,790	(26,215)	38,575
50	32,395	(13,108)	19,287

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(32,357)	$13,108	$(19,249)
100	(64,489)	26,215	(38,274)
150	(96,295)	39,323	(56,972)
200	(127,263)	52,430	(74,833)
250	(157,036)	65,538	(91,498)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2026 and September 30, 2025:

	June 30, 2026			September 30, 2025
($ in thousands)	Debt Investments		Borrowings	Debt Investments		Borrowings
Prime rate		$29,213	$—		$3,532	$—
CORRA
30 day	C$	20,952	—	C$	21,111	—
EURIBOR
30 day		€38,240	—		€83,548	—
90 day	206,988		—	187,880		—
180 day	175,170		—	138,680		—
NIBOR
90 day	Nkr	225,082	—	Nkr	253,345	—
SOFR
30 day		$1,889,730	311,000		$2,299,519	370,000
90 day (a)	3,700,221		2,310,500	2,934,928		2,129,400
180 day	84,977		—	306,630		—
SONIA		£209,444	—		£297,946	—
TONA		¥2,240,331	—		¥2,257,303	—
BBSW
90 day	A$	6,196	—	A$	8,490
STIBOR						—
90 day	kr	319,308	—	kr	348,703	—
Fixed rate		$412,568	—		$455,177	—
_____________________
(a) Borrowings include the 2028 Notes, 2029 Notes and 2030 Notes, which effectively pay interest at a floating rate under the terms of the interest rate swap.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2026 except those already reported on a current report on Form 8-K.
Information regarding our share repurchase program is set forth in Note 5 to our consolidated financial statements for the nine months ended June 30, 2026, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Repurchase Program”.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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
Date: August 11, 2026